Form 10-Q
period 2020-03-31
Nuveen Churchill BDC INC.
filed 2020-05-07
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56133
NUVEEN CHURCHILL BDC INC.
(Exact name of registrant as specified in its charter)

Maryland	84-3613224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 207-2003
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐
    No  ☒
As of May 7, 2020, the registrant had 4,380,112 shares of common stock, $0.01 par value, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•
actual and potential conflicts of interest with the Nuveen Churchill Advisors LLC, our investment adviser (the "Adviser") and Churchill Asset Management LLC, our investment sub-adviser ("Churchill" or the "Sub-Adviser", and together with the Adviser, the "Advisers"), and/or their respective affiliates;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Churchill, our investment sub-adviser, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company ("BDC"); and

•	the impact of future legislation and regulation on our business and our portfolio companies.
Additionally, our actual results and financial condition may differ materially as a result of the continued impact of the novel coronavirus (“COVID-19”) pandemic, including without limitation: the length and duration of the

COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source and close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments.
Although we believe that the assumptions on which these forward-looking statements are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NUVEEN CHURCHILL BDC INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments,
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $171,151 and $178,754, respectively)	$167,179	$178,780
Cash and cash equivalents	4,263	3,421
Restricted cash	50	50
Due from adviser	1,878	1,696
Interest receivable	901	1,845
Receivable for investments sold	170	2,576
Prepaid expenses	66	—
Total assets	$174,507	$188,368

Liabilities
Notes payable (net of $61 and $87 deferred financing costs, respectively)	$107,874	$118,348
Interest payable	916	1,199
Due to adviser	1,878	1,696
Due to affiliate	—	9
Management fees payable	328	331
Directors’ fees payable	119	23
Accounts payable and accrued expenses	607	551
Total liabilities	$111,722	$122,157

Commitments and contingencies (See Note 6)

Net Assets : (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 3,310,590 and 3,310,590 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$33	$33
Paid-in-capital in excess of par value	63,968	63,968
Total distributable earnings (loss)	(1,216)	2,210
Total net assets	$62,785	$66,211

Total liabilities and net assets	$174,507	$188,368

Net asset value per share (See Note 8)	$18.96	$20.00

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,923	$3,299
Other income	28	42
Total investment income	2,951	3,341

Expenses:
Interest and debt financing expenses	1,373	1,626
Management fees	328	335
Professional fees	563	22
Directors' fees	96	—
Other general and administrative expenses	196	10
Total expenses before expense support	2,556	1,993
Expense support (See Note 4)	(182)	—
Net expenses after expense support	2,374	1,993
Net investment income	577	1,348

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(31)	45
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(3,972)	(300)
Total net realized and unrealized gain (loss) on investments	(4,003)	(255)

Net increase (decrease) in net assets resulting from operations	$(3,426)	$1,093

Per share data:
Net investment income per share - basic and diluted	$0.17	$0.37
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(1.04)	$0.30
Weighted average common shares outstanding - basic and diluted	3,310,590	3,631,300

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$577	$1,348
Net realized gain (loss) on investments	(31)	45
Net change in unrealized appreciation (depreciation) on investments	(3,972)	(300)
Net increase (decrease) in net assets resulting from operations	(3,426)	1,093
Shareholder distributions:
Distributions of investment income	—	(495)
Net increase (decrease) in net assets resulting from shareholder distributions	—	(495)
Total increase (decrease) in net assets	(3,426)	598
Net assets, at beginning of period	66,211	70,753
Net assets, at end of period	$62,785	$71,351

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,426)	$1,093

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(2,582)	(58,488)
Proceeds from principal repayments of investments	10,232	5,528
Amortization of premium/accretion of discount, net	(52)	(55)
Net realized (gain) loss on investments	31	(45)
Net change in unrealized (appreciation) depreciation on investments	3,972	300
Amortization of deferred financing costs	26	131
Changes in operating assets and liabilities:
Due from adviser	(182)	—
Interest receivable	944	(225)
Receivable for investments sold	2,406	18
Prepaid expenses	(66)	—
Payable for investments purchased	—	19,500
Interest payable	(283)	405
Due to adviser	182	—
Due to affiliate	(9)	—
Management fees payable	(3)	90
Directors’ fees payable	96	—
Accounts payable and accrued expenses	56	17
Net cash provided by (used in) operating activities	11,342	(31,731)

Cash flows from financing activities:
Shareholder distributions	—	(495)
Proceeds from notes	1,000	38,400
Repayments of notes	(11,500)	—
Net cash provided by (used in) financing activities	(10,500)	37,905

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	842	6,174
Cash and Cash Equivalents and Restricted Cash, beginning of period	3,471	2,261
Cash and Cash Equivalents and Restricted Cash, end of period	$4,313	$8,435

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$1,064	$1,090

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

See Notes to Consolidated Financial Statements

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$4,263	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown of the Consolidated Statements of Cash Flows	$4,313	$3,471

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,385	$2,236
Restricted cash	50	25
Total cash and cash equivalents and restricted cash shown of the Consolidated Statements of Cash Flows	$8,435	$2,261

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Investments
Debt Investments - 266.3%
Aerospace & Defense
MAG DS Corp		First Lien Term Loan	L + 4.75%	7.00%	6/6/2025	$3,950	$3,897	$3,950	6.3%
Total Aerospace & Defense							3,897	3,950	6.3%

Automotive
PAI HoldCo Inc		First Lien Term Loan	L + 4.25%	5.51%	1/25/2025	3,424	3,406	3,332	5.3%
Tailwind Randy's LLC	(9)	First Lien Term Loan	L + 5.50%	6.95%	5/16/2025	3,308	3,285	3,281	5.2%
Tailwind Randy's LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.95%	5/16/2025	666	161	161	0.3%
Total Automotive							6,852	6,774	10.8%

Banking, Finance, Insurance, Real Estate
Bankruptcy Management Solutions Inc		First Lien Term Loan	L + 4.50%	5.49%	2/28/2025	3,960	3,980	3,877	6.2%
Minotaur Acquisition Inc		First Lien Term Loan	L + 5.00%	5.99%	3/27/2026	4,950	4,885	4,903	7.8%
Northern Star Industries Inc		First Lien Term Loan	L + 4.50%	5.57%	3/28/2025	2,306	2,289	2,214	3.5%
Payment Alliance International Inc		First Lien Term Loan	L + 5.25%	6.32%	1/31/2025	6,737	6,730	6,123	9.8%
Total Banking, Finance, Insurance, Real Estate							17,884	17,117	27.3%

Beverage, Food & Tobacco
KSLB Holdings LLC		First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,963	2,923	2,928	4.7%
Total Beverage, Food & Tobacco							2,923	2,928	4.7%

Capital Equipment
Blackbird Purchaser Inc		First Lien Term Loan	L + 4.50%	5.95%	4/8/2026	3,838	3,797	3,714	5.9%
Blackbird Purchaser Inc (Delayed Draw)		First Lien Term Loan	L + 4.50%	5.95%	4/8/2026	127	(2)	(4)	—%
MSHC Inc		First Lien Term Loan	L + 4.25%	5.25%	12/31/2024	891	896	886	1.4%
Total Capital Equipment							4,691	4,596	7.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC		First Lien Term Loan	L + 4.25%	6.28%	12/29/2025	2,432	2,441	2,428	3.9%
Total Chemicals, Plastics, & Rubber							2,441	2,428	3.9%

Construction & Building
SPI LLC		First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,345	4,369	4,336	6.9%
Total Construction & Building							4,369	4,336	6.9%

Consumer Goods: Durable
Eagletree-Carbide Acquisition Corp		First Lien Term Loan	L + 4.25%	5.70%	8/28/2024	2,933	2,903	2,896	4.6%
Fetch Acquisition LLC	(9)	First Lien Term Loan	L + 4.50%	5.95%	5/22/2024	3,946	3,895	3,913	6.2%
Halo Buyer Inc		First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,895	5,812	5,459	8.7%
Total Consumer Goods: Durable							12,610	12,268	19.5%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc		First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,912	3,811	3,482	5.5%
Kramer Laboratories Inc		First Lien Term Loan	L + 5.50%	6.57%	6/22/2024	2,950	2,908	2,915	4.6%
North Haven Spartan US Holdco LLC		First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,601	2,593	2,381	3.8%
North Haven Spartan US Holdco LLC (Delayed Draw)		First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	1,379	147	34	0.1%
One World Fitness PFF LLC		First Lien Term Loan	L + 4.75%	6.20%	11/26/2025	3,971	3,968	3,500	5.6%
Total Consumer Goods: Non-durable							13,427	12,312	19.6%

Containers, Packaging & Glass
Brook & Whittle Holding Corp	(9)	First Lien Term Loan	L + 5.25%	6.99%	10/17/2024	2,744	2,730	2,711	4.3%
Good2Grow LLC		First Lien Term Loan	L + 4.25%	5.32%	11/16/2024	3,580	3,584	3,575	5.7%
Resource Label Group LLC		First Lien Term Loan	L + 4.50%	6.41%	5/26/2023	2,962	2,908	2,894	4.6%
Total Containers, Packaging & Glass							9,222	9,180	14.6%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Energy: Electricity
Brave Parent Holdings Inc	(9)	First Lien Term Loan	L + 4.00%	5.78%	4/18/2025	904	875	853	1.4%
Total Energy: Electricity							875	853	1.4%

Healthcare & Pharmaceuticals
Unified Physician Management LLC		First Lien Term Loan	L + 4.50%	5.50%	11/21/2023	1,270	1,256	1,220	1.9%
Unified Physician Management LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	5.50%	11/21/2023	2,713	2,683	2,606	4.2%
Total Healthcare & Pharmaceuticals							3,939	3,826	6.1%

High Tech Industries
Brillio LLC		First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,978	2,979	2,975	4.7%
Brillio LLC (Delayed Draw)		First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	1,000	500	499	0.8%
Diligent Corporation	(9)	First Lien Term Loan	L + 5.50%	6.57%	4/14/2022	4,646	4,623	4,617	7.4%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.76%	4/14/2022	123	122	122	0.2%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.57%	4/14/2022	348	347	346	0.6%
E2Open LLC	(9)	First Lien Term Loan	L + 5.75%	7.36%	11/26/2024	3,980	3,933	3,896	6.2%
Lion Merger Sub, Inc	(9)	First Lien Term Loan	L + 5.25%	5.50%	12/17/2025	6,843	6,753	6,720	10.7%
MBS Holdings Inc		First Lien Term Loan	L + 4.25%	5.25%	7/2/2023	6,387	6,387	6,358	10.1%
North Haven CS Acquisition Inc		First Lien Term Loan	L + 5.25%	7.06%	1/23/2025	6,930	6,926	6,914	11.0%
Saba Software Inc	(9)	First Lien Term Loan	L + 4.50%	5.50%	5/1/2023	6,611	6,543	6,611	10.5%
Velocity Technology Solutions Inc	(9)	First Lien Term Loan	L + 6.00%	7.45%	12/7/2023	3,960	3,906	3,855	6.1%
Total High Tech Industries							43,019	42,913	68.3%

Retail
Pet Holdings ULC	(7) (10)	First Lien Term Loan	L + 5.50%	7.41%	7/5/2022	2,640	2,635	2,623	4.2%
Pet Holdings ULC (Delayed Draw)	(7) (10)	First Lien Term Loan	L + 5.50%	7.41%	7/5/2022	298	297	296	0.5%
Pet Supplies Plus LLC		First Lien Term Loan	L + 4.50%	6.16%	12/12/2024	5,935	5,929	5,903	9.4%
Total Retail							8,861	8,822	14.1%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Road and Rail
Globaltranz Enterprises LLC		First Lien Term Loan	L + 5.00%	5.93%	5/15/2026	2,273	2,207	2,216	3.5%
Total Road and Rail							2,207	2,216	3.5%

Services: Business
Eliassen Group LLC		First Lien Term Loan	L + 4.50%	5.49%	11/5/2024	3,622	3,608	3,523	5.6%
LSCS Holdings Inc		First Lien Term Loan	L + 4.25%	5.32%	3/16/2025	1,820	1,800	1,800	2.9%
LSCS Holdings Inc (Delayed Draw)		First Lien Term Loan	L + 4.25%	5.32%	3/16/2025	427	422	422	0.6%
Output Services Group Inc		First Lien Term Loan	L + 4.50%	6.11%	3/27/2024	3,939	3,892	3,893	6.2%
Worldwide Clinical Trials Holdings Inc		First Lien Term Loan	L + 4.50%	4.91%	12/5/2024	3,970	3,939	3,741	6.0%
Total Services: Business							13,661	13,379	21.3%

Services: Consumer
NJEye LLC		First Lien Term Loan	L + 4.50%	5.50%	9/17/2024	2,091	2,080	1,887	3.0%
NJEye LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	5.56%	9/16/2024	882	726	643	1.0%
Total Services: Consumer							2,806	2,530	4.0%

Telecommunications
Ensono LP		First Lien Term Loan	L + 5.25%	6.24%	6/27/2025	2,456	2,444	2,402	3.8%
Mobile Communications America Inc		First Lien Term Loan	L + 4.25%	5.44%	3/4/2025	3,966	3,979	3,943	6.3%
Sapphire Telecom Inc	(9)	First Lien Term Loan	L + 5.25%	6.96%	11/20/2025	6,913	6,845	6,315	10.1%
Total Telecommunications							13,268	12,660	20.2%

Transportation: Cargo
ENC Holding Corporation		First Lien Term Loan	L + 4.00%	5.45%	5/30/2025	4,183	4,199	4,091	6.5%
Total Transportation: Cargo							4,199	4,091	6.5%

Total Debt Investments							171,151	167,179	266.3%

Cash equivalents							4,091	4,091	6.5%
Total Investments							$175,242	$171,270	272.8%
_______________

(1)
Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Financing Facility”). The lenders of the Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.

(2)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2020
(dollars in thousands)

25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(3)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(4)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2020. As of March 31, 2020, rates for 1M L, 2M L, 3M L and 6M L are 0.99%, 1.26%, 1.45%, and 1.18% respectively.

(5)	Investment valued using unobservable inputs (Level 3).

(6)	Percentage is based on net assets of $62,785 as of March 31, 2020.

(7)	Non-U.S. Company. The principal place of business for Pet Holdings ULC is Canada.

(8)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2020, the Company did not hold any "restricted securities" under the Securities Act.

(9)	Investment is a unitranche position.

(10)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2020, total non-qualifying assets at fair value represented 1.7% of the Company's total assets calculated in accordance with the 1940 Act.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Investments
Debt Investments - 270.0%
Aerospace & Defense
MAG DS Corp		First Lien Term Loan	L + 4.75%	6.55%	6/6/2025	$3,960	$3,928	$3,905	5.9%
Novaria Holdings LLC		First Lien Term Loan	L + 4.75%	6.55%	12/19/2024	4,392	4,363	4,392	6.6%
Total Aerospace & Defense							8,291	8,297	12.5%

Automotive
PAI Holdco Inc		First Lien Term Loan	L + 4.25%	6.19%	1/25/2025	3,433	3,417	3,413	5.2%
TailWind Randys LLC	(10)	First Lien Term Loan	L + 5.50%	7.44%	5/16/2025	3,317	3,286	3,292	5.0%
TailWind Randys LLC (Delayed Draw)	(10)	First Lien Term Loan	L + 5.50%	7.44%	5/16/2025	667	166	162	0.2%
Total Automotive							6,869	6,867	10.4%

Banking, Finance, Insurance, Real Estate
Bankruptcy Management Solutions Inc		First Lien Term Loan	L + 4.50%	6.30%	2/28/2025	3,970	3,935	3,990	6.0%
Minotaur Acquisition Inc		First Lien Term Loan	L + 5.00%	6.80%	3/27/2026	4,963	4,872	4,895	7.4%
Northern Star Industries Inc		First Lien Term Loan	L + 4.50%	6.56%	3/28/2025	2,312	2,294	2,295	3.4%
Payment Alliance International Inc		First Lien Term Loan	L + 5.25%	6.25%	1/31/2025	6,737	6,679	6,728	10.2%
Total Banking, Finance, Insurance, Real Estate							17,780	17,908	27.0%

Beverage, Food & Tobacco
KSLB Holdings LLC		First Lien Term Loan	L + 4.50%	6.20%	7/30/2025	2,970	2,946	2,928	4.4%
Total Beverage, Food & Tobacco							2,946	2,928	4.4%

Capital Equipment
Blackbird Purchaser Inc		First Lien Term Loan	L + 4.50%	6.44%	4/8/2026	3,176	3,147	3,134	4.7%
Blackbird Purchaser Inc (Delayed Draw)		First Lien Term Loan	L + 4.50%	6.44%	4/8/2026	799	152	148	0.2%
MSHC Inc		First Lien Term Loan	L + 4.25%	6.05%	12/31/2024	893	888	899	1.4%
Total Capital Equipment							4,187	4,181	6.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC		First Lien Term Loan	L + 4.50%	6.60%	12/29/2025	2,438	2,415	2,447	3.7%
Total Chemicals, Plastics, & Rubber							2,415	2,447	3.7%

Construction & Building
SPI LLC		First Lien Term Loan	L + 5.00%	6.80%	11/1/2023	4,356	4,320	4,380	6.6%
Total Construction & Building							4,320	4,380	6.6%

Consumer Goods: Durable
EagleTree-Carbide Acquisition Corp		First Lien Term Loan	L + 4.25%	6.19%	8/28/2024	2,941	2,932	2,909	4.4%
Fetch Acquisition LLC	(10)	First Lien Term Loan	L + 4.50%	6.44%	5/22/2024	3,956	3,955	3,902	5.9%
Halo Buyer Inc		First Lien Term Loan	L + 4.50%	6.30%	6/30/2025	5,910	5,877	5,824	8.8%
Total Consumer Goods: Durable							12,764	12,635	19.1%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc		First Lien Term Loan	L + 5.00%	6.80%	9/11/2023	3,912	3,905	3,811	5.8%
Kramer Laboratories Inc		First Lien Term Loan	L + 5.50%	7.44%	6/22/2024	2,955	2,932	2,913	4.4%
North Haven Spartan US Holdco LLC		First Lien Term Loan	L + 5.00%	6.89%	6/6/2025	2,608	2,584	2,600	3.9%
North Haven Spartan US Holdco LLC (Delayed Draw)		First Lien Term Loan	L + 5.00%	6.91%	6/6/2025	1,379	151	147	0.2%
One World Fitness PFF LLC		First Lien Term Loan	L + 4.75%	6.55%	11/26/2025	3,979	3,954	3,977	6.0%
Total Consumer Goods: Non-durable							13,526	13,448	20.3%

Containers, Packaging & Glass
Brook & Whittle Holding Corp	(10)	First Lien Term Loan	L + 5.25%	7.14%	10/17/2024	2,744	2,722	2,729	4.1%
Good2Grow LLC		First Lien Term Loan	L + 4.25%	6.19%	11/16/2024	3,580	3,550	3,584	5.4%
Resource Label Group LLC		First Lien Term Loan	L + 4.50%	6.60%	5/26/2023	2,970	2,946	2,912	4.4%
Total Containers, Packaging & Glass							9,218	9,225	13.9%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Energy: Electricity
Brave Parent Holdings Inc	(10)	First Lien Term Loan	L + 4.00%	5.93%	4/18/2025	906	904	876	1.3%
Total Energy: Electricity							904	876	1.3%

Healthcare & Pharmaceuticals
Radiology Partners Inc	(10)	First Lien Term Loan	L + 4.75%	6.67%	7/9/2025	4,447	4,417	4,498	6.8%
Unified Physician Management LLC		First Lien Term Loan	L + 4.50%	6.30%	11/21/2023	1,274	1,262	1,259	1.9%
Unified Physician Management LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	6.30%	11/21/2023	2,719	2,264	2,255	3.4%
Total Healthcare & Pharmaceuticals							7,943	8,012	12.1%

High Tech Industries
Brillio LLC		First Lien Term Loan	L + 4.75%	6.55%	2/6/2025	2,985	2,959	2,987	4.5%
Brillio LLC (Delayed Draw)	(8)	First Lien Term Loan	L + 4.75%	—%	2/6/2025	1,000	—	—	—
Diligent Corporation	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	4,659	4,644	4,633	7.0%
Diligent Corporation (Delayed Draw)	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	123	123	122	0.2%
Diligent Corporation (Delayed Draw)	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	349	348	347	0.5%
E2Open LLC	(10)	First Lien Term Loan	L + 5.75%	7.66%	11/26/2024	3,990	3,953	3,941	6.0%
Lion Merger Sub, Inc	(10)	First Lien Term Loan	L + 5.25%	7.15%	12/17/2025	6,930	6,870	6,836	10.3%
MBS Holdings Inc		First Lien Term Loan	L + 4.25%	6.05%	7/2/2023	6,403	6,379	6,404	9.7%
North Haven CS Acquisition Inc		First Lien Term Loan	L + 5.25%	7.68%	1/23/2025	6,947	6,887	6,943	10.5%
Saba Software Inc	(10)	First Lien Term Loan	L + 4.50%	6.30%	5/1/2023	6,629	6,614	6,555	9.9%
Velocity Technology Solutions Inc	(10)	First Lien Term Loan	L + 6.00%	7.94%	12/7/2023	3,970	3,949	3,916	5.9%
Total High Tech Industries							42,726	42,684	64.5%

Retail
Pet Holdings ULC	(7)	First Lien Term Loan	L + 5.50%	7.60%	7/5/2022	2,647	2,623	2,641	4.0%
Pet Holdings ULC (Delayed Draw)	(7)	First Lien Term Loan	L + 5.50%	7.60%	7/5/2022	298	296	298	0.5%
Pet Supplies Plus LLC		First Lien Term Loan	L + 4.50%	6.24%	12/12/2024	5,950	5,900	5,942	9.0%
Total Retail							8,819	8,881	13.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)
Road and Rail
GlobalTranz Enterprises LLC		First Lien Term Loan	L + 5.00%	6.79%	5/15/2026	2,279	2,236	2,210	3.3%
Total Road and Rail							2,236	2,210	3.3%

Services: Business
Eliassen Group LLC		First Lien Term Loan	L + 4.50%	6.30%	11/5/2024	3,626	3,610	3,611	5.5%
LSCS Holdings Inc		First Lien Term Loan	L + 4.25%	6.19%	3/16/2025	1,824	1,818	1,803	2.7%
LSCS Holdings Inc (Delayed Draw)		First Lien Term Loan	L + 4.25%	6.31%	3/16/2025	428	427	423	0.6%
Output Services Group Inc		First Lien Term Loan	L + 4.50%	6.30%	3/27/2024	3,952	3,939	3,903	5.9%
Output Services Group Inc (Delayed Draw)	(8)	First Lien Term Loan	L + 4.50%	—%	3/27/2024	24	—	—	—
Worldwide Clinical Trials Holdings Inc		First Lien Term Loan	L + 4.50%	6.30%	12/5/2024	3,980	3,961	3,947	6.0%
Total Services: Business							13,755	13,687	20.7%

Services: Consumer
NJEye LLC		First Lien Term Loan	L + 4.50%	6.30%	9/17/2024	2,091	2,074	2,080	3.1%
NJEye LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	6.42%	9/16/2024	882	524	527	0.8%
Total Services: Consumer							2,598	2,607	3.9%

Telecommunications
Ensono LP		First Lien Term Loan	L + 5.25%	7.05%	6/27/2025	2,462	2,444	2,450	3.7%
Mobile Communications America Inc		First Lien Term Loan	L + 4.25%	6.21%	3/4/2025	3,976	3,958	3,989	6.0%
Sapphire Telecom Inc	(10)	First Lien Term Loan	L + 5.25%	7.27%	11/20/2025	6,930	6,871	6,859	10.4%
Total Telecommunications							13,273	13,298	20.1%

Transportation: Cargo
ENC Holding Corporation		First Lien Term Loan	L + 4.00%	5.94%	5/30/2025	4,193	4,184	4,209	6.4%
Total Transportation: Cargo							4,184	4,209	6.4%

Total Debt Investments							178,754	178,780	270.0%
Total Investments							$178.754	$178,780	270.0%
_______________

(1)
Denotes that all or a portion of the assets are owned by SPV I. SPV I has entered into a senior secured revolving credit facility (the “Financing Facility”). The lenders of the Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.

(2)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(3)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(4)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2019. As of December 31, 2019, rates for 1M L, 3M L and 6M L are 1.76%, 1.91%, and 1.91% respectively.

(5)	Investment valued using unobservable inputs (Level 3).

(6)	Percentage is based on net assets of $66,211 as of December 31, 2019.

(7)	Non-U.S. Company. The principal place of business for Pet Holdings ULC is Canada.

(8)	Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.

(9)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the Company did not hold any "restricted securities" under the Securities Act.

(10)	Investment is a unitranche position.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill BDC Inc. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”), for the fiscal year ending December 31, 2020.
On December 31, 2019, immediately prior to the BDC election, the Company’s wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”) merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), leaving SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity have become the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. The Predecessor Entity and SPV I were entities under common control prior to the Merger. The Company has consolidated its investments in SPV I, in accordance with its consolidation policy discussed in Note 2.
The Company’s investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which the Company defines as companies with approximately $10.0 million to $100.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company will focus on privately originated debt to performing U.S. middle market companies, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans) (collectively “Senior Loans”). The Company will also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities) (collectively “Junior Capital Investments”).
The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser”). Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America ("TIAA").
The Company will from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 ("Initial Closing"). The Company expects to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board of Directors of the Company (the "Board").

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPV I. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies during the quarter ended March 31, 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The duration and extent of COVID-19 over the long-term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have on the Company’s financial performance. The ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV I based on the terms of the Financing Facility (refer to Note 5). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost which approximates fair value.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly-traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which we invest and that fair value for its investments must be determined using unobservable inputs.
With respect to investments for which market quotations are not readily available (Level 3), the Board, defined further below in Note 4, will undertake a multi-step valuation process each quarter, as follows:

i.
the quarterly valuation process will begin with each portfolio company or investment being initially valued by the professionals of the applicable investment team that are responsible for the portfolio investment;

ii.	preliminary valuation conclusions will then be documented and approved by the applicable investment team’s investment committee;

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

iii.
one or more third-party valuation firms engaged by, or on behalf of, the Board will provide positive assurance on portions of the portfolio each quarter (such that each investment will be reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;

iv.
the Audit Committee will review the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommend those values to the Board; and

v.
the Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.

The Board will make this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, generally, that may affect the price at which similar investments would trade. The Board may also base its valuation on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to specific transactions that close and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. In compiling market data management may utilize third-party data as an indicator of current market conditions.
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that ultimately might be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
Investment Transactions and Revenue Recognition
Investment transactions are recorded on trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2020 and December 31, 2019, there were no loans in the portfolio on non-accrual status.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2020 and December 31, 2019, no loans in the portfolio contained PIK provisions.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of the borrowings. Amortization of deferred financing costs are computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included in deferred financing costs in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organization costs are expensed as incurred and are shown in the Company's consolidated statements of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. There were no offering costs incurred as of March 31, 2020 and December 31, 2019, respectively.
Income Taxes
For U.S. federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code for the fiscal year ending December 31, 2020, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I is a disregarded entity for tax purposes and is consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
The Predecessor Entity was generally not subject to income taxes under the laws of the Cayman Islands. However, the Predecessor Entity may have been subject to U.S. tax on income that was derived from the United States. The Predecessor Entity elected to be classified as a disregarded foreign corporation for U.S. federal, state and local income tax purposes prior to the Merger.
Prior to the Merger, the Predecessor Entity was required to determine whether a tax position is “more-likely-than-not” to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current period. No interest expense and penalties have been recognized for the three months ended March 31, 2019. Generally, federal, state and local authorities may examine the Predecessor Entity’s tax returns for three years from the date of filing. The Predecessor Entity is subject to income tax examination by major taxing authorities for all tax years since inception.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
The Company has adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of adopting such a plan, if the Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates
The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The Company adopted ASU 2018-13 on January 1, 2020, this adoption did not have a material impact on the Company's consolidated financial statements.
The FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments in April 2019. This new update clarifies and improves guidance related to the recently issued standards on credit losses, hedging and recognition and measurement of financial instruments. Topic 326 requires that the writeoff of financial assets be deducted from the allowance for credit losses when the financial assets are deemed uncollectible. Because accrued interest is included in the definition of amortized cost basis, an entity would be required to write off accrued interest amounts through the allowance for credit losses. The Company adopted ASU 2019-04 on January 1, 2020, this adoption did not have a material impact on the Company's consolidated financial statements.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2020 and December 31, 2019, according to the fair value hierarchy:

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$167,179	$167,179
Cash Equivalents	4,091	—	—	4,091
Total	$4,091	$—	$167,179	$171,270

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$178,780	$178,780
Total	$—	$—	$178,780	$178,780
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020 and 2019:

Balance as of March 31, 2020	First Lien Term Loans
Fair value, beginning of period	$178,780
Purchase of investments	2,582
Proceeds from principal repayments of investments	(10,232)
Amortization of premium/accretion of discount, net	52
Net realized gain (loss) on investments	(31)
Net change in unrealized appreciation (depreciation) on investments	(3,972)
Fair value, end of period	$167,179

Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held as of March 31, 2020	$(3,972)

Balance as of March 31, 2019	First Lien Term Loans
Fair value, beginning of period	$161,849
Purchase of investments	58,488
Proceeds from principal repayments of investments	(5,528)
Amortization of premium/accretion of discount, net	55
Net realized gain (loss) on investments	45
Net change in unrealized appreciation (depreciation) on investments	(300)
Fair value, end of period	$214,609

Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at March 31, 2019	$(271)

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2020 and 2019, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2020 and December 31, 2019 were as follows:

Investment Type	Fair Value at March 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$167,179	Market Yield Approach	Market Yield Discount Rates	5.6%	9.1%	7.6%
		Credit Performance	Credit Performance Discount Rates	2.6%	14.3%	7.4%
		Recent Transactions		87.3	100.0	99.0

Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$178,780	Market Yield Approach	Market Yield Discount Rates	5.4%	9.0%	7.3%
		Credit Performance	Credit Performance Discount Rates	4.2%	9.3%	6.6%
		Recent Transactions		93.5	100.1	98.2

Unobservable inputs used in the fair value measurement of the assets include market yield discount rates and credit performance discount rates. The market yield approach compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance approach determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. A recent market trade, if applicable, will also be factored into the valuation. Material underperformance will typically require an increase in the weighing towards the credit performance approach. Weighted average inputs are calculated based on the relative fair value of the investments.
Significant increases (decreases) in discount yields could result in lower (higher) fair value measurements.
4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to our election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Company’s Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act (the “Independent Directors”), has approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into the Sub-Advisory Agreement with Churchill. The Company’s Board, including a majority of the Independent Directors, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act. The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Investment Advisory Agreement to Churchill pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and will manage the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Investment Advisory Agreement.
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for a period of two years from December 31, 2019 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
Prior to any listing of the Company's shares on a national securities exchange (an "Exchange Listing"), or any listing of the Company's securities on any other public trading market, the base management fee will be calculated and payable quarterly in arrears at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage ("Average Total Assets"), at the end of the two most recently completed calendar quarters. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.25% of Average Total Assets.
Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser.
Following an Exchange Listing, the Company will pay an incentive fee to the Adviser that will consist of two parts. The first part will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year.
Pre-incentive fee net investment income will not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6% annually).
Pursuant to the Investment Advisory Agreement, the Company pays its Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);

•
100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter following an Exchange Listing. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. Following an Exchange Listing, the catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and

•	following an Exchange Listing, 15% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter.
Following an Exchange Listing, the second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains as of the end of the fiscal year following an Exchange Listing. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount following an Exchange Listing, as applicable, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years following an Exchange Listing.
For the three months ended March 31, 2020, base management fees were $328. As of March 31, 2020, $328 was payable to the Adviser relating to management fees. The Company is currently not entitled to any incentive fees under the Advisory Agreement.
Prior to the Merger, the Predecessor Entity paid to its collateral manager, Nuveen Alternatives Advisors, LLC, a quarterly management fee on each payment date in arrears of each quarterly period equal to the product of (a) the result obtained by dividing (x) the sum of the outstanding balances of all loans owned by the Predecessor Entity on each day during such accrual period by (y) the number of days in such accrual period and (b) a rate equal to 0.75% per annum. For the three months ended March 31, 2019, the Predecessor Entity incurred $335, in management fee expense. The Predecessor Entity did not incur any incentive fees for the three months ended March 31, 2019.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Administration Agreement
On December 31, 2019, the Company entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator will furnish the Company with office facilities and equipment and provide clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator will perform, or oversee the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank, National Association, will provide the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three months ended March 31, 2020, the Company incurred $81 in fees under the Administration Agreement, which were included in other general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2020 and December 31, 2019, $113 and $31, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Expense Support Agreement
On December 31, 2019, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Available Operating Funds means the sum of (i) the Company’s net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) the Company’s net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser.
No Reimbursement Payment for any calendar quarter shall be made if the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates or the Company’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Company’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2020	1,878	—	1,878
December 31, 2019	1,696	—	1,696
Directors’ Fees
The Company’s Board currently consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2020, the Company incurred $96 in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2020 and December 31, 2019, $119 and $23, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities. The Predecessor Entity did not incur any directors’ fees for the three months ended March 31, 2019.
Due to Affiliate
As of March 31, 2020 and December 31, 2019, there was a payable due to the Sub-Adviser of $0 and $9, respectively, related to reimbursement of other general and administrative expenses paid by the Sub-Adviser on behalf of the Company.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. BORROWINGS
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note ("Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I.
The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility is October 28, 2022. As of March 31, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The fair value of the Financing Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its carrying value. The carrying amounts of the Company and Predecessor Entity’s assets and liabilities, including the Financing Facility, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of March 31, 2020 and December 31, 2019:

March 31, 2020
Total Commitment	$175,000
Borrowings Outstanding	107,935
Unused Portion (1)	67,065
Amount Available (2)	65,198
_______________

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

December 31, 2019
Total Commitment	$175,000
Borrowings Outstanding	118,435
Unused Portion (1)	56,565
Amount Available (2)	52,779
_______________

(1)	The unused portion is the amount upon which commitment fees are based.

(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2020 and 2019, the components of interest expense and debt financing expenses were as follows:

March 31, 2020
Borrowing interest expense	$1,044
Unused fees	84
Amortization of annual commitment fee	245
Total interest and debt financing expenses	$1,373
Average interest rate	4.1%
Average daily borrowings	$112,321

March 31, 2019
Borrowing interest expense	$1,209
Unused fees	286
Amortization of annual commitment fee	131
Total interest and debt financing expenses	$1,626
Average interest rate	5.6%
Average daily borrowings	$109,053
6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2020 and December 31, 2019 for any such exposure.
The investments held as of March 31, 2020 and December 31, 2019 include the following unfunded commitments:

Portfolio Company	March 31, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
NJEye LLC	153	351
North Haven Spartan US Holdco LLC	1,228	1,228
Output Services Group Inc	—	24
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Total unfunded commitments	$2,508	$4,175
7. NET ASSETS
The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. TIAA is an affiliate of the Company.
The Predecessor Entity authorized and issued 250 ordinary shares of capital. These ordinary shares were held by MaplesFS Limited, the share registrar of the Predecessor Entity. The ordinary shares had zero market value in the Predecessor Entity as of December 31, 2019 and prior to the Merger.
Pursuant to the Agreement, on each quarterly payment date prior to the Merger, in accordance with order of priority of payments, the collateral manager directed the collateral agent to allocate any collected interest proceeds not otherwise paid out to be allocated as a distribution to the preference shareholders. As of March 31, 2019, the Predecessor Entity paid distributions of $495 to TIAA.
The Company has the authority to issue 500,000,000 shares of common stock, $0.01 per share par value. On December 19, 2019, the Company issued its initial 50 shares to TIAA in connection with the formation of the Company. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of common stock of the Company, the the Predecesor Entity's ordinary shares were dissolved at the time of the Merger. As of March 31, 2020, the Company has 3,310,590 shares outstanding, which are held by one shareholder, TIAA.
During the three months ended March 31, 2020, the Company held its Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of March 31, 2020, the Company had received capital commitments totaling $287,175 ($220,963 remaining undrawn) of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company.

NUVEEN CHURCHILL BDC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share data:
Net asset value at beginning of period	$20.00	$19.48
Net investment income (1)	0.17	0.37
Net realized gain (loss)	(0.01)	0.01
Net change in unrealized appreciation (depreciation) (1)	(1.20)	(0.08)
Net increase (decrease) in net assets resulting from operations (1)	(1.04)	0.30
Shareholder distributions from income (2)	—	(0.14)
Other (3)	—	0.01
Net asset value at end of period	$18.96	$19.65

Net assets at end of period	$62,785	$71,351
Shares outstanding at end of period (1)	3,310,590	3,631,300
Total return (4)	(5.18)%	1.55%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5)	15.66%	11.38%
Ratio of net investment income to average net assets (5)	2.74%	7.70%
Portfolio turnover (6)	1.49%	2.94%
________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. For all periods prior to the Merger on December 31, 2019 the number of shares outstanding has been reduced retroactively by a factor of 0.0517. This factor represents the effective impact of the reduction in shares resulting from the Merger, as all entities are under common control.

(2)	The per share data for distributions reflects the actual amount of distributions declared during the period.

(3)
Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.

(5)
Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total operating expenses to average net assets was 15.94% on an annualized basis, excluding the effect of expense support which represented (0.28)% of average net assets. Average net assets is calculated utilizing quarterly net assets.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2020, except as discussed below.
On April 16, 2020, the Company's Board declared a quarterly dividend of $0.17 per share which was paid on April 21, 2020 to shareholders of record as of April 16, 2020.
On April 17, 2020, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $2,000.
On April 23, 2020, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,069,522 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $20,000. The shares are expected to be issued on or around May 7, 2020.

ITEM 2. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect to be treated as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") for the taxable year ending December 31, 2020.
On December 31, 2019, immediately prior to the BDC election, our wholly owned subsidiary Nuveen Churchill BDC SPVI, LLC ("SPV I"), merged with Churchill Middle Market CLO V Ltd. (the "Predecessor Entity"), leaving SPV I as the surviving entity (the "Merger"). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity became the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. We have consolidated the investments held in SPV I, in accordance with our consolidation policy.
Our investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with approximately $10.0 million to $100.0 million of earnings before interest, taxes, depreciation and amortization ("EBITDA"). We will focus on privately originated debt to performing U.S. middle market companies, with a portfolio expected to comprise primarily first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). We will also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities).
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” or "Churchill"). Under the administration agreement (the “Administration Agreement”) we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America ("TIAA").
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Valuation of portfolio investments
Investments are valued in accordance with the fair value principles established by FASB Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous, market and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors (our “Board”). Because we expect that there typically will not be a readily available market price for our target portfolio investments, we expect that the value of most of our portfolio investments will be their fair value as determined by our Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, our Board will receive input from management and the Audit Committee. In addition, our Board has retained one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available at least once during each 12-month period.
Our Board will make a fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by our Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, generally, that may affect the price at which similar investments would trade. Our Board may also base its valuation on recent investments and securities with similar structure and risk characteristics. Churchill obtains market data from its ongoing investment purchase efforts, in addition to specific transactions that close and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. In compiling market data Churchill may utilize third-party data as an indicator of current market conditions.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1 - Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Active, publicly-traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.

Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, the fair value of investments is based on directly observable market prices or on market data derived from comparable assets. Our valuation policy considers the fact that no ready market may exist for many of the securities in which we invest and that fair value for its investments must be determined using unobservable inputs.
With respect to investments for which market quotations are not readily available (Level 3), our Board will undertake a multi-step valuation process each quarter, as follows:

i.
the quarterly valuation process will begin with each portfolio company or investment being initially valued by the professionals of the applicable investment team that are responsible for the portfolio investment;

ii.	preliminary valuation conclusions will then be documented and approved by the applicable investment team’s investment committee;

iii.
one or more third-party valuation firms engaged by, or on behalf of, our Board will provide positive assurance on portions of the portfolio each quarter (such that each investment will be reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;

iv.
the Audit Committee will review the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommend those values to our Board; and

v.
our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.

The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that ultimately might be realized upon sale. Due to the inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
As of March 31, 2020 and December 31, 2019, all of our investments were Level 3 investments.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.
Revenue recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Gains or losses on investment transactions are determined on a specific identification basis.
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that ultimately we will be able to collect such income.

Other income may include income such as commitment, origination, structuring, diligence, consulting and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to the portfolio companies or other investment related income. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2020 and 2019, we earned $28 thousand and $42 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2020 and December 31, 2019, no loans in the portfolio contained PIK provisions.
Non-accrual: Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2020 and December 31, 2019, there were no loans in the portfolio on non-accrual status.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we continue to qualify as a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.
As a BDC, we will be required to comply with certain regulatory requirements. For instance, we generally will have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (the “SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We must be organized in the United States.

Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may also reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to the portfolio companies and other investment related income.
Expenses
The Adviser, the Sub-Adviser and their affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).

•	our organizational costs;

•	calculating net asset value (including the cost and expenses of any independent valuation firm);

•
expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisers, or members of their investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing our rights;

•
fees and expenses incurred by the Advisers (and their affiliates) or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring investments and portfolio companies on an ongoing basis;

•
costs and expenses incurred in connection with the incurrence of leverage and indebtedness, including borrowings, credit facilities, securitizations, margin financing, and including any principal or interest on our borrowings and indebtedness;

•	offerings, sales, and repurchases of our shares and other securities;

•	fees and expenses payable under any underwriting, dealer manager or placement agent agreements;

•	investment advisory fees payable under the Investment Advisory Agreement;

•
administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);

•	any applicable administrative agent fees or loan arranging fees incurred with respect to Portfolio Investments by the Advisers, the Administrator or an affiliate thereof;

•	costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology;

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•
independent directors’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent directors;

•
costs of preparing and filing reports or other documents required by the SEC or other regulators, and all fees, costs and expenses related to compliance-related matters and regulatory filings related to our activities and/or other regulatory filings, notices or disclosures of the Advisers and their affiliates relating to us and its activities;

•	costs of any reports, proxy statements or other notices to shareholders, including printing costs;

•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparers and outside legal costs;

•	proxy voting expenses;

•
all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by our Board to or on account of holders of our securities, including in connection with any dividend reinvestment plan or direct stock purchase plan;

•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

•	the allocated costs incurred by the Advisers and/or the Administrator in providing managerial assistance to those portfolio companies that request;

•	allocable fees and expenses associated with marketing efforts on our behalf;

•
all fees, costs and expenses of any litigation involving us or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs;

•	fees, costs and expenses of winding up and liquidating our assets; and

•	all other expenses incurred by us, the Advisers or the Administrator in connection with administering our business.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2020 and 2019 are presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Investments:
Total investments, beginning of period	$178,754	$162,201
Purchase of investments	2,608	58,488
Proceeds from principal repayments and sales of investments	(10,232)	(5,528)
Amortization of premium/accretion of discount, net	52	55
Net realized gain on investments	(31)	45
Total investments, end of period	$171,151	$215,261

Portfolio companies at beginning of period	46	41
Number of new portfolio companies	—	13
Number of exited portfolio companies	(2)	(1)
Portfolio companies at end of period	44	53
As of March 31, 2020 and December 31, 2019, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Term Loans	$171,151	$167,179	100.00%	$178,754	$178,780	100.00%
Total	$171,151	$167,179	100.00%	$178,754	$178,780	100.00%
Largest portfolio company investment	$6,926	$6,914	4.14%	$6,887	$6,943	3.88%
Average portfolio company investment	$3,890	$3,800	2.27%	$3,886	$3,887	2.17%

The industry composition of our portfolio as a percentage of fair value as of March 31, 2020 and December 31, 2019 were as follows (dollar amounts in thousands):

Industry Composition	March 31, 2020	December 31, 2019
Aerospace & Defense	2.4%	4.6%
Automotive	4.1	3.8
Banking, Finance, Insurance, Real Estate	10.1	10.0
Beverage, Food & Tobacco	1.8	1.6
Capital Equipment	2.7	2.3
Chemicals, Plastics, & Rubber	1.5	1.4
Construction & Building	2.6	2.4
Consumer Goods: Durable	7.3	7.1
Consumer Goods: Non-durable	7.4	7.5
Containers, Packaging & Glass	5.5	5.2
Energy: Electricity	0.5	0.5
Healthcare & Pharmaceuticals	2.3	4.5
High Tech Industries	25.7	23.9
Retail	5.3	5.0
Road and Rail	1.3	1.2
Services: Business	8.0	7.7
Services: Consumer	1.5	1.5
Telecommunications	7.6	7.4
Transportation: Cargo	2.4	2.4
Total	100.0%	100.0%
The weighted average yields of our investments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average yield on debt and income producing investments, at cost	6.19%	6.84%
Weighted average yield on debt and income producing investments, at fair value	6.34%	6.84%
Percentage of debt investments bearing a floating rate	100.0%	100.0%
Percentage of debt investments bearing a fixed rate	—%	—%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

Asset Quality
In addition to various risk management and monitoring tools, we use the Advisers’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:

1.	Performing - Superior: Borrower is performing significantly above Management Case.

2.	Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).

3.	Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.

4.	Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.

5.
Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.

6.
Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.

7.
Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.

8.
Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.

9.
Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.

10.
Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.

The Sub-Adviser will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. Each Investment Team will review the investment ratings in connection with monthly or quarterly portfolio reviews.

The following table shows the investment ratings of the debt investments in our portfolio (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	142,814	85.4	38	178,780	100.0	46
5	12,212	7.3	3	—	—	—
6	12,153	7.3	3	—	—	—
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$167,179	100.0%	44	$178,780	100.0%	46
During the three months ended March 31, 2020, three portfolio companies with fair value of $12.2 million were downgraded to an Internal Risk Rating of 5 and three portfolio companies with fair value of $12.2 million were downgraded to an Internal Risk Rating of 6 due to changes in financial condition and performance of the respective portfolio companies.

Results of Operations
Operating results for the three months ended March 31, 2020 and 2019 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest income	$2,923	$3,299
Other income	28	42
Total investment income	2,951	3,341
Expenses
Interest and other debt financing expenses	1,373	1,626
Management fees	328	335
Professional fees	563	22
Directors' fees	96	—
Other general and administrative expenses	196	10
Total expenses before expense support	2,556	1,993
Expense support (See Note 4)	(182)	—
Net expenses after expense support	2,374	1,993
Net investment income	577	1,348
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	(31)	45
Net change in unrealized gains (losses)	(3,972)	(300)
Total net realized and change in unrealized gains (losses)	(4,003)	(255)
Net increase (decrease) in net assets resulting from operations	$(3,426)	$1,093

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments decreased to $3.0 million for the three months ended March 31, 2020 from $3.3 million for the same period in the prior year, primarily due to the decrease in the size of our portfolio from the comparable period. The decrease in our portfolio from the comparable period was a result of sale and repayment activity occurring prior to the Merger on December 31, 2019. In addition, our investment activity during the three months ended March 31, 2020 decreased from the comparable period due to decreased investment activity pending the effectiveness of our Registration Statement with the SEC. We expect our portfolio to grow as we raise additional capital through the private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (“Private Offering”).

Expenses
Total expenses increased to $2.6 million for the three months ended March 31, 2020 from $2.0 million for the same period in the prior year. Historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the election to become a BDC. Accordingly, the historical operating expenses are not comparable to the operating expenses prior to the Merger and our election to become a BDC.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (defined further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
Net realized gain or loss and Net change in unrealized appreciation (depreciation) on investments
The net realized gain (loss) on investments decreased to $(31) thousand for the three months ended March 31, 2020 from $45 thousand for the same period in the prior year, due to gains or losses on repayment and/or sales activity during the periods.
We recorded a net change in unrealized depreciation of $(4.0) million for the three months ended March 31, 2020, compared to net unrealized depreciation of $(300) thousand for the same period in the prior year, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.
The total net loss for the three months period ended March 31, 2020, was primarily related to the overall market decline, directly impacting the prices of our portfolio investments.
Liquidity and capital resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing Facility. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% Asset Coverage Ratio. As of March 31, 2020, our asset coverage ratio was 158.2%.
Cash and restricted cash as of March 31, 2020, taken together with our uncalled capital commitments of $221.0 million is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2020, we had $65.2 million available under our Financing Facility.
For the three months ended March 31, 2020, our cash balance increased by $842 thousand. During that period, $11.3 million was provided from operating activities, primarily due to incremental investments in existing portfolio companies of $2.6 million, partially offset by $10.2 million in repayments and sales of investments in portfolio companies. During the same period, we used $(10.5) million from financing activities, consisting primarily of proceeds from notes of $1.0 million and repayments of notes of $(11.5) million.

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of March 31, 2020, our sole shareholder, TIAA, owned 3,310,590 shares.
During the three months ended March 31, 2020, we held our initial closing of our Private Offering ("Initial Closing") and entered into subscription agreements with a number of investors providing for the private placement of our shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of March 31, 2020, we had received capital commitments totaling $287.2 million ($221.0 million remaining undrawn) of which $100.0 million ($33.8 million remaining undrawn) is from an affiliated entity of the Company.
On April 17, 2020, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $2.0 million.
On April 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,069,522 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $20.0 million. The shares are expected to be issued on or around May 7, 2020.
Distributions
There were no distributions declared during the three months ended March 31, 2020.
On April 16, 2020, our Board declared a quarterly dividend of $0.17 per share which was payable on April 21, 2020 to shareholders of record as of April 16, 2020.
Dividend Reinvestment
We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of adopting such a plan, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
We intend to elect to be treated as a RIC under the Code for the fiscal year ending December 31, 2020. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis.
We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.
Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, Teachers Insurance and Annuity Association of America ("TIAA"), as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note ("Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I. See Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our debt.
The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility is October 28, 2022. As of March 31, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
Contractual Obligations
The following table shows the contractual maturities of our debt obligations as of March 31, 2019 and December 31, 2019 (dollars amounts in thousands):

	Payments Due by Period
As of March 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$107,935	$—	$107,935	$—	$—
Total debt obligations	$107,935	$—	$107,935	$—	$—

	Payments Due by Period
As of December 31, 2019	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$118,435	$—	$118,435	$—	$—
Total debt obligations	$118,435	$—	$118,435	$—	$—

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;

•	the Sub-Advisory Agreement;

•	the Administration Agreement; and

•	the Expense Support Agreement
In addition to the aforementioned agreements, the Advisers, us, and certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates were granted an order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by either of the Advisers or their respective affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Expense Support Agreement
We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may pay certain of our expenses, provided that no portion of the payment will be used to pay any of our interest expense (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Available Operating Funds means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.
No Reimbursement Payment will be made for any quarter if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of the our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

Our Board, including the Independent Directors, has approved the above agreements in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the Investment Company Act.
Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. As of March 31, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	March 31, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
NJEye LLC	153	351
North Haven Spartan US Holdco LLC	1,228	1,228
Output Services Group Inc	—	24
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Total unfunded commitments	$2,508	$4,175

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We will be subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of March 31, 2020, 100% of the loans held in our investment portfolio had floating interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the Financing Facility are subject to floating interest rates and as of March 31, 2020 are paid based on one-month LIBOR, plus 2.25 % per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2020. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of March 31, 2020. Interest expense on the Financing Facility is calculated using the interest rate as of March 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	(1,122)	(1,085)	(37)
Base Interest Rate	—	—	—
+100 Basis Points	7,018	4,341	2,677
+200 Basis Points	14,052	8,682	5,370
+300 Basis Points	21,085	13,023	8,062

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation, we concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Neither we nor the Adviser or Sub-Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or them. From time to time, we and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS
With the exception of the below risk factors set forth below, there has been no material changes to the risk factors previously disclosed under Item 1A of our Form 10 Registration Statement. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10 Registration Statement filed with the SEC on January 29, 2020, which is accessible on the SEC’s website at sec.gov.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
We are currently operating in a period of significant market disruption and economic uncertainty.
The COVID-19 coronavirus pandemic that emerged in China in late 2019 has spread to the United States and has delivered a shock to the global economy. Containment efforts around the world have halted business and manufacturing operations and restricted people’s movement and travel. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a continued world-wide economic downturn. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
Disruptions in the capital markets resulting from the pandemic have increased the spread between the yields realized on risk-free and higher risk securities. Certain parts of the fixed income markets have experienced significant drops in values as a result, particularly below-investment grade corporate credits. The disruptions to global supply chains, consumer demand, business investment and the global financial system are just beginning to be seen, but are resulting (and are expected to continue to result) in significant disruption to the businesses of U.S. operating companies. This disruption is expected to result in an increase in the liquidity needs of U.S operating companies, as well as an increase in requests for amendments and waivers of corporate credit agreements to avoid defaults. These effects are expected to impact middle market companies to which we lend and in which we invest.

In addition, due to the outbreak in the United States, the staff of our Investment Adviser and Sub-Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could have impact us or our performance.
These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase funding costs, limit access to the capital markets and/or result in a decision by lenders not to extend credit to portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our investments.
While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do successfully or consistently during the continuation of the COVID-19 pandemic.  A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.
Nor can we be certain as to the duration or magnitude of the economic impact of the pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies.  Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.  In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our registration statement on Form 10, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our shareholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's basis in our common stock and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our common stock even if the shareholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code.  In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses).  If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders.  We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year.  In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year.  In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax.  Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year.  For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021.  If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility.  For example, we may not be able to increase our dividends.  In addition, we may reduce our dividends and/or defer our dividends to the following taxable year.  If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts.  To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.”

We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.

We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our shareholders that elect to opt in to such plan. We may distribute taxable dividends that are payable in part in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a shareholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate effective beginning in 2018 is 37%. To the extent distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains currently at a maximum federal tax rate of 20%.

As a result of receiving dividends in the form of our shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our shares.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level U.S. federal income tax, we will need to make sufficient distributions, a portion of which may be paid in our Shares, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On April 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,069,522 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $20.0 million. The shares are expected to be issued on or around May 7, 2020.
The sale of shares of our common stock was made pursuant to subscription agreements entered into by the Company, on the one hand, and each investor in the Company, on the other hand. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis. The issuance and sale of shares of our common stock are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (2)

4.1	Form of Subscription Agreement (2)

4.2	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)	Previously filed on December 23, 2019 with the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.

(2)	Previously filed on January 29, 2020 with Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Churchill BDC Inc.

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer

Nuveen Churchill BDC Inc.

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer

Date: May 7, 2020