Form 10-Q
period 2020-06-30
Nuveen Churchill Direct Lending Corp.
filed 2020-08-06
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56133
NUVEEN CHURCHILL DIRECT LENDING CORP.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
        As of August 6, 2020, the registrant had 5,485,537 shares of common stock, $0.01 par value, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•the impact of fluctuations in interest rates on our business and our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with the Nuveen Churchill Advisors LLC, our investment adviser (the "Adviser") and Churchill Asset Management LLC, our investment sub-adviser ("Churchill" or the "Sub-Adviser", and together with the Adviser, the "Advisers"), and/or their respective affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Churchill, our investment sub-adviser, to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.

Additionally, our actual results and financial condition may differ materially as a result of the continued impact of the novel coronavirus (“COVID-19”) pandemic, including, without limitation: the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source and close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $169,263 and $178,754, respectively)	$161,701	$178,780
Cash and cash equivalents	10,908	3,421
Restricted cash	50	50
Due from adviser	1,881	1,696
Interest receivable	774	1,845
Receivable for investments sold	35	2,576
Prepaid expenses	46	—
Total assets	$175,395	$188,368

Liabilities
Notes payable (net of $354 and $87 deferred financing costs, respectively)	$91,581	$118,348
Interest payable	569	1,199
Due to adviser	1,881	1,696
Due to affiliate	—	9
Management fees payable	636	331
Directors’ fees payable	96	23
Accounts payable and accrued expenses	552	551
Total liabilities	$95,315	$122,157

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 4,380,112 and 3,310,590 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$44	$33
Paid-in-capital in excess of par value	83,924	63,968
Total distributable earnings (loss)	(3,888)	2,210
Total net assets	$80,080	$66,211

Total liabilities and net assets	$175,395	$188,368

Net asset value per share (See Note 8)	$18.28	$20.00
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,520	$3,940	$5,443	$7,239
Other income	75	142	103	184
Total investment income	2,595	4,082	5,546	7,423

Expenses:
Interest and debt financing expenses	573	1,823	1,946	3,449
Management fees	308	404	636	739
Professional fees	171	24	734	46
Directors' fees	95	—	191	—
Other general and administrative expenses	112	9	308	19
Total expenses before expense support	1,259	2,260	3,815	4,253
Expense support (See Note 4)	(3)	—	(185)	—
Net expenses after expense support	1,256	2,260	3,630	4,253
Net investment income	1,339	1,822	1,916	3,170

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	129	70	98	115
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(3,590)	411	(7,562)	111
Total net realized and unrealized gain (loss) on investments	(3,461)	481	(7,464)	226

Net increase (decrease) in net assets resulting from operations	$(2,122)	$2,303	$(5,548)	$3,396

Per share data:
Net investment income per share - basic and diluted	$0.34	$0.44	$0.53	$0.81
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.54)	$0.55	$(1.53)	$0.87
Weighted average common shares outstanding - basic and diluted	3,957,004	4,186,551	3,633,797	3,910,459

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,339	$1,822	$1,916	$3,170
Net realized gain (loss) on investments	129	70	98	115
Net change in unrealized appreciation (depreciation) on investments	(3,590)	411	(7,562)	111
Net increase (decrease) in net assets resulting from operations	(2,122)	2,303	(5,548)	3,396
Shareholder distributions:
Distributions of investment income	(550)	(1,117)	(550)	(1,612)
Net increase (decrease) in net assets resulting from shareholder distributions	(550)	(1,117)	(550)	(1,612)
Capital share transactions:
Issuance of preference shares	—	14,800	—	14,800
Issuance of common shares, net	19,967	—	19,967	—
Net increase (decrease) in net assets resulting from capital share transactions	19,967	14,800	19,967	14,800
Total increase (decrease) in net assets	17,295	15,986	13,869	16,584
Net assets, at beginning of period	62,785	71,351	66,211	70,753
Net assets, at end of period	$80,080	$87,337	$80,080	$87,337

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(5,548)	$3,396

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(11,717)	(89,306)
Proceeds from principal repayments of investments	21,430	28,951
Amortization of premium/accretion of discount, net	(98)	(117)
Net realized (gain) loss on investments	(98)	(115)
Net change in unrealized (appreciation) depreciation on investments	7,562	(111)
Amortization of deferred financing costs	101	263
Changes in operating assets and liabilities:
Due from adviser	(185)	—
Interest receivable	1,071	(346)
Receivable for investments sold	2,541	8
Prepaid expenses	(46)	—
Payable for investments purchased	—	(5,866)
Interest payable	(630)	556
Due to adviser	185	—
Due to affiliate	(9)	—
Management fees payable	305	145
Directors’ fees payable	73	—
Accounts payable and accrued expenses	1	(38)
Net cash provided by (used in) operating activities	14,938	(62,580)

Cash flows from financing activities:
Proceeds from issuance of preference shares	—	14,800
Proceeds from issuance of common shares	20,000	—
Payments of offering costs paid by Adviser under Expense support (See Note 4)	(33)	—
Shareholder distributions	(550)	(1,612)
Proceeds from notes	9,500	53,950
Repayments of notes	(36,000)	—
Payments of deferred financing costs	(368)	—
Net cash provided by (used in) financing activities	(7,451)	67,138

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	7,487	4,558
Cash and Cash Equivalents and Restricted Cash, beginning of period	3,471	2,261
Cash and Cash Equivalents and Restricted Cash, end of period	$10,958	$6,819

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$1,215	$2,630

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$10,908	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$10,958	$3,471

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,774	$2,236
Restricted cash	45	25
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$6,819	$2,261

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

Investments
Debt Investments - 201.9%
Automotive
PAI HoldCo Inc		First Lien Term Loan	L + 4.25%	5.32%	1/25/2025	$3,416	$3,398	$3,302	4.1%
Tailwind Randy's LLC	(9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	3,300	3,278	3,264	4.1%
Tailwind Randy's LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	666	161	158	0.2%
Total Automotive							6,837	6,724	8.4%

Banking, Finance, Insurance, Real Estate
Bankruptcy Management Solutions Inc		First Lien Term Loan	L + 4.50%	4.68%	2/28/2025	3,950	3,970	3,844	4.8%
Minotaur Acquisition Inc		First Lien Term Loan	L + 5.00%	5.18%	3/27/2026	4,938	4,875	4,848	6.0%
Northern Star Industries Inc		First Lien Term Loan	L + 4.50%	5.57%	3/28/2025	2,300	2,284	2,175	2.7%
Payment Alliance International Inc		First Lien Term Loan	L + 5.25%	6.32%	1/31/2025	6,737	6,730	6,167	7.7%
Total Banking, Finance, Insurance, Real Estate							17,859	17,034	21.2%

Beverage, Food & Tobacco
KSLB Holdings LLC		First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,955	2,917	2,913	3.6%
Total Beverage, Food & Tobacco							2,917	2,913	3.6%

Capital Equipment
Blackbird Purchaser Inc		First Lien Term Loan	L + 4.50%	4.81%	4/8/2026	3,829	3,789	3,679	4.6%
Blackbird Purchaser Inc (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	4.81%	4/8/2026	127	(2)	(5)	—%
MSHC Inc		First Lien Term Loan	L + 4.25%	5.25%	12/31/2024	889	894	879	1.1%
Total Capital Equipment							4,681	4,553	5.7%

Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC		First Lien Term Loan	L + 4.25%	5.68%	12/29/2025	2,426	2,435	2,390	3.0%
Total Chemicals, Plastics, & Rubber							2,435	2,390	3.0%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

Construction & Building
SPI LLC		First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,334	4,358	4,213	5.3%
Total Construction & Building							4,358	4,213	5.3%

Consumer Goods: Durable
Eagletree-Carbide Acquisition Corp		First Lien Term Loan	L + 4.25%	5.25%	8/28/2024	3,794	3,723	3,710	4.6%
Fetch Acquisition LLC	(9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	3,936	3,888	3,806	4.8%
Halo Buyer Inc		First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,880	5,801	5,275	6.5%
Total Consumer Goods: Durable							13,412	12,791	15.9%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc		First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,912	3,811	3,144	3.9%
Kramer Laboratories Inc		First Lien Term Loan	L + 5.50%	6.50%	6/22/2024	2,942	2,901	2,900	3.7%
Total Consumer Goods: Non-durable							6,712	6,044	7.6%

Containers, Packaging & Glass
Brook & Whittle Holding Corp	(9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,744	2,731	2,650	3.3%
Good2Grow LLC		First Lien Term Loan	L + 4.25%	5.32%	11/16/2024	3,580	3,584	3,509	4.4%
Resource Label Group LLC		First Lien Term Loan	L + 4.50%	5.95%	5/26/2023	2,930	2,881	2,865	3.6%
Total Containers, Packaging & Glass							9,196	9,024	11.3%

Energy: Electricity
Brave Parent Holdings Inc	(9)	First Lien Term Loan	L + 4.00%	4.18%	4/18/2025	902	874	857	1.1%
Total Energy: Electricity							874	857	1.1%

Healthcare & Pharmaceuticals
Unified Physician Management LLC		First Lien Term Loan	L + 4.75%	5.75%	11/21/2023	1,267	1,254	1,213	1.5%
Unified Physician Management LLC (Delayed Draw)		First Lien Term Loan	L + 4.75%	5.75%	11/21/2023	2,707	2,678	2,590	3.3%
Total Healthcare & Pharmaceuticals							3,932	3,803	4.8%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

High Tech Industries
Brillio LLC		First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,970	2,971	2,922	3.6%
Brillio LLC (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	1,000	500	484	0.6%
Diligent Corporation	(9)	First Lien Term Loan	L + 5.50%	6.57%	4/14/2022	5,975	5,927	5,904	7.4%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.57%	4/14/2022	347	346	343	0.4%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.57%	4/14/2022	122	122	121	0.2%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.50%	4/14/2022	981	962	969	1.2%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.54%	4/14/2022	2,548	2,499	2,517	3.1%
E2Open LLC	(9)	First Lien Term Loan	L + 5.75%	6.75%	11/26/2024	3,970	3,926	3,875	4.9%
Lion Merger Sub Inc	(9)	First Lien Term Loan	L + 4.75%	5.75%	12/17/2025	6,772	6,684	6,641	8.2%
MBS Holdings Inc		First Lien Term Loan	L + 4.25%	5.25%	7/2/2023	6,310	6,311	6,254	7.8%
North Haven CS Acquisition Inc		First Lien Term Loan	L + 5.25%	6.29%	1/23/2025	6,913	6,909	6,736	8.3%
Velocity Technology Solutions Inc	(9)	First Lien Term Loan	L + 6.00%	7.45%	12/7/2023	3,949	3,896	3,821	4.8%
Total High Tech Industries							41,053	40,587	50.5%

Retail
Pet Holdings ULC	(7) (10)	First Lien Term Loan	L + 5.50%	6.93%	7/5/2022	2,634	2,629	2,599	3.2%
Pet Holdings ULC (Delayed Draw)	(7) (10)	First Lien Term Loan	L + 5.50%	6.93%	7/5/2022	297	297	293	0.4%
Pet Supplies Plus LLC		First Lien Term Loan	L + 4.50%	5.64%	12/12/2024	5,920	5,914	5,851	7.3%
Total Retail							8,840	8,743	10.9%

Road and Rail
Globaltranz Enterprises LLC		First Lien Term Loan	L + 5.00%	5.18%	5/15/2026	2,267	2,203	1,980	2.5%
Total Road and Rail							2,203	1,980	2.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020
(dollars in thousands)

Portfolio Company (1) (2) (3) (8)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

Services: Business
Eliassen Group LLC		First Lien Term Loan	L + 4.50%	4.68%	11/5/2024	3,617	3,604	3,504	4.4%
LSCS Holdings Inc		First Lien Term Loan	L + 4.25%	5.32%	3/16/2025	1,815	1,796	1,731	2.2%
LSCS Holdings Inc (Delayed Draw)		First Lien Term Loan	L + 4.25%	5.32%	3/16/2025	426	421	406	0.5%
Output Services Group Inc		First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,929	3,882	3,366	4.2%
Worldwide Clinical Trials Holdings Inc		First Lien Term Loan	L + 4.50%	5.57%	12/5/2024	3,959	3,930	3,715	4.6%
Total Services: Business							13,633	12,722	15.9%

Services: Consumer
NJEye LLC		First Lien Term Loan	L + 5.00%	5.88%	9/17/2024	5,586	5,539	5,063	6.4%
NJEye LLC (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	6.02%	9/16/2024	3,159	706	434	0.5%
North Haven Spartan US Holdco LLC		First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,595	2,587	2,343	3.0%
North Haven Spartan US Holdco LLC (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	1,378	221	91	0.1%
One World Fitness PFF LLC		First Lien Term Loan	L + 4.75%	5.75%	11/26/2025	3,963	3,960	3,308	4.1%
Total Services: Consumer							13,013	11,239	14.1%

Telecommunications
Ensono LP		First Lien Term Loan	L + 5.25%	5.43%	6/27/2025	2,450	2,439	2,375	3.0%
Mobile Communications America Inc		First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,956	3,968	3,853	4.8%
Sapphire Telecom Inc	(9)	First Lien Term Loan	L + 5.25%	6.25%	11/20/2025	6,775	6,712	5,971	7.4%
Total Telecommunications							13,119	12,199	15.2%

Transportation: Cargo
ENC Holding Corporation		First Lien Term Loan	L + 4.00%	4.31%	5/30/2025	4,173	4,189	3,885	4.9%
Total Transportation: Cargo							4,189	3,885	4.9%

Total Debt Investments							169,263	161,701	201.9%

Cash equivalents	(12)						10,717	10,717	13.4%
Total Investments							$179,980	$172,418	215.3%
_______________
(1)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Financing Facility”). The lenders of the Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(2)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2020
(dollars in thousands)

of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(3)Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(4)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2020. As of June 30, 2020, rates for 1M L, 2M L, 3M L and 6M L are 0.16%, 0.23%, 0.30%, and 0.37% respectively.
(5)Investment valued using unobservable inputs (Level 3).
(6)Percentage is based on net assets of $80,080 as of June 30, 2020.
(7)Non-U.S. Company. The principal place of business for Pet Holdings ULC is Canada.
(8)As of June 30, 2020, the Company did not hold any securities that were acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and that may be deemed to be "restricted securities" under the Securities Act.
(9)Investment is a unitranche position.
(10)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2020, total non-qualifying assets at fair value represented 1.7% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(12)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

Energy: Electricity
Brave Parent Holdings Inc	(10)	First Lien Term Loan	L + 4.00%	5.93%	4/18/2025	906	904	876	1.3%
Total Energy: Electricity							904	876	1.3%

Healthcare & Pharmaceuticals
Radiology Partners Inc	(10)	First Lien Term Loan	L + 4.75%	6.67%	7/9/2025	4,447	4,417	4,498	6.8%
Unified Physician Management LLC		First Lien Term Loan	L + 4.50%	6.30%	11/21/2023	1,274	1,262	1,259	1.9%
Unified Physician Management LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	6.30%	11/21/2023	2,719	2,264	2,255	3.4%
Total Healthcare & Pharmaceuticals							7,943	8,012	12.1%

High Tech Industries
Brillio LLC		First Lien Term Loan	L + 4.75%	6.55%	2/6/2025	2,985	2,959	2,987	4.5%
Brillio LLC (Delayed Draw)	(8)	First Lien Term Loan	L + 4.75%	—%	2/6/2025	1,000	—	—	—%
Diligent Corporation	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	4,659	4,644	4,633	7.0%
Diligent Corporation (Delayed Draw)	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	123	123	122	0.2%
Diligent Corporation (Delayed Draw)	(10)	First Lien Term Loan	L + 5.50%	7.56%	4/14/2022	349	348	347	0.5%
E2Open LLC	(10)	First Lien Term Loan	L + 5.75%	7.66%	11/26/2024	3,990	3,953	3,941	6.0%
Lion Merger Sub, Inc	(10)	First Lien Term Loan	L + 5.25%	7.15%	12/17/2025	6,930	6,870	6,836	10.3%
MBS Holdings Inc		First Lien Term Loan	L + 4.25%	6.05%	7/2/2023	6,403	6,379	6,404	9.7%
North Haven CS Acquisition Inc		First Lien Term Loan	L + 5.25%	7.68%	1/23/2025	6,947	6,887	6,943	10.5%
Saba Software Inc	(10)	First Lien Term Loan	L + 4.50%	6.30%	5/1/2023	6,629	6,614	6,555	9.9%
Velocity Technology Solutions Inc	(10)	First Lien Term Loan	L + 6.00%	7.94%	12/7/2023	3,970	3,949	3,916	5.9%
Total High Tech Industries							42,726	42,684	64.5%

Retail
Pet Holdings ULC	(7)	First Lien Term Loan	L + 5.50%	7.60%	7/5/2022	2,647	2,623	2,641	4.0%
Pet Holdings ULC (Delayed Draw)	(7)	First Lien Term Loan	L + 5.50%	7.60%	7/5/2022	298	296	298	0.5%
Pet Supplies Plus LLC		First Lien Term Loan	L + 4.50%	6.24%	12/12/2024	5,950	5,900	5,942	9.0%
Total Retail							8,819	8,881	13.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

Portfolio Company (1) (2) (3) (9)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4)	Maturity Date	Par Amount	Amortized Cost	Fair Value (5)	% of Net Assets (6)

Road and Rail
GlobalTranz Enterprises LLC		First Lien Term Loan	L + 5.00%	6.79%	5/15/2026	2,279	2,236	2,210	3.3%
Total Road and Rail							2,236	2,210	3.3%

Services: Business
Eliassen Group LLC		First Lien Term Loan	L + 4.50%	6.30%	11/5/2024	3,626	3,610	3,611	5.5%
LSCS Holdings Inc		First Lien Term Loan	L + 4.25%	6.19%	3/16/2025	1,824	1,818	1,803	2.7%
LSCS Holdings Inc (Delayed Draw)		First Lien Term Loan	L + 4.25%	6.31%	3/16/2025	428	427	423	0.6%
Output Services Group Inc		First Lien Term Loan	L + 4.50%	6.30%	3/27/2024	3,952	3,939	3,903	5.9%
Output Services Group Inc (Delayed Draw)	(8)	First Lien Term Loan	L + 4.50%	—%	3/27/2024	24	—	—	—%
Worldwide Clinical Trials Holdings Inc		First Lien Term Loan	L + 4.50%	6.30%	12/5/2024	3,980	3,961	3,947	6.0%
Total Services: Business							13,755	13,687	20.7%

Services: Consumer
NJEye LLC		First Lien Term Loan	L + 4.50%	6.30%	9/17/2024	2,091	2,074	2,080	3.1%
NJEye LLC (Delayed Draw)		First Lien Term Loan	L + 4.50%	6.42%	9/16/2024	882	524	527	0.8%
Total Services: Consumer							2,598	2,607	3.9%

Telecommunications
Ensono LP		First Lien Term Loan	L + 5.25%	7.05%	6/27/2025	2,462	2,444	2,450	3.7%
Mobile Communications America Inc		First Lien Term Loan	L + 4.25%	6.21%	3/4/2025	3,976	3,958	3,989	6.0%
Sapphire Telecom Inc	(10)	First Lien Term Loan	L + 5.25%	7.27%	11/20/2025	6,930	6,871	6,859	10.4%
Total Telecommunications							13,273	13,298	20.1%

Transportation: Cargo
ENC Holding Corporation		First Lien Term Loan	L + 4.00%	5.94%	5/30/2025	4,193	4,184	4,209	6.4%
Total Transportation: Cargo							4,184	4,209	6.4%

Total Debt Investments							178,754	178,780	270.0%
Total Investments							$178.754	$178,780	270.0%
_______________
(1)Denotes that all or a portion of the assets are owned by SPV I, (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Financing Facility”). The lenders of the Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(2)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
SCHEDULE OF INVESTMENTS
December 31, 2019
(dollars in thousands)

25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(3)Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(4)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2019. As of December 31, 2019, rates for 1M L, 3M L and 6M L are 1.76%, 1.91%, and 1.91% respectively.
(5)Investment valued using unobservable inputs (Level 3).
(6)Percentage is based on net assets of $66,211 as of December 31, 2019.
(7)Non-U.S. Company. The principal place of business for Pet Holdings ULC is Canada.
(8)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(9)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2019, the Company did not hold any "restricted securities" under the Securities Act.
(10)Investment is a unitranche position.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”), for the fiscal year ending December 31, 2020. Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser”). Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America ( “TIAA”).
Nuveen Churchill BDC SPV II, LLC (“SPV II”) is a Delaware limited liability company that was formed on March 19, 2020. SPV II is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of June 30, 2020, SPV II had not commenced operations.
Nuveen Churchill BDC SPV III, LLC (“SPV III”) is a Delaware limited liability company that was formed on March 19, 2020. SPV III is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation. As of June 30, 2020, SPV III had not commenced operations.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company will from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securites Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company expects to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board of Directors of the Company (the "Board"). If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissable liquidity event, as described in the Company's offering documents, within five years of the Initial Closing, subject to up to two one-year extensions in the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
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
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have on the Company’s financial performance. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
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
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
With respect to investments for which market quotations are not readily available (Level 3), the Board, defined further below in Note 4, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by the professionals of the applicable investment team that are responsible for the portfolio investment;
ii.preliminary valuation conclusions are then documented and approved by the applicable investment team’s investment committee;
iii.one or more third-party valuation firms engaged by, or on behalf of, the Board provide positive assurance on portions of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

iv.the Audit Committee reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommends those values to the Board; and
v.the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.
The Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, generally, that may affect the price at which similar investments would trade. The Board may also base its valuation on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to specific transactions that close and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. In compiling market data management may utilize third-party data as an indicator of current market conditions.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains and losses on investment transactions are determined on a specific identification basis and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2020 and December 31, 2019, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2020 and December 31, 2019, no loans in the Company's portfolio contained PIK provisions.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs are computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included in deferred financing costs in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organization costs are expensed as incurred and are shown in the Company's consolidated statements of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the six months ended June 30, 2020 and June 30, 2019, the company incurred offering costs of $33 and $0, respectively.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
The Predecessor Entity was generally not subject to income taxes under the laws of the Cayman Islands. However, the Predecessor Entity may have been subject to U.S. tax on income that was derived from the United States. The Predecessor Entity elected to be classified as a disregarded foreign corporation for U.S. federal, state and local income tax purposes prior to the Merger.
Prior to the Merger, the Predecessor Entity was required to determine whether a tax position is “more-likely-than-not” to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current period. No interest expense and penalties have been recognized for the three and six months ended June 30, 2019. Generally, federal, state and local authorities may examine the Predecessor Entity’s tax returns for three years from the date of filing. The Predecessor Entity is subject to income tax examination by major taxing authorities for all tax years since inception.
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
Recent Accounting Standards Updates
The FASB issued Accounting Standards Update (“ASU”) ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement in August 2018, which modifies disclosure requirements pertaining to fair value measurement of Level 3 securities for public companies. Under the new standard, reporting entities can remove the disclosures no longer required and amend the disclosures immediately with retrospective application. The Company adopted ASU 2018-13 on January 1, 2020, and this adoption did not have a material impact on the Company's consolidated financial statements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments in April 2019. This new update clarifies and improves guidance related to the recently issued standards on credit losses, hedging and recognition and measurement of financial instruments. Topic 326 requires that the writeoff of financial assets be deducted from the allowance for credit losses when the financial assets are deemed uncollectible. Because accrued interest is included in the definition of amortized cost basis, an entity would be required to write off accrued interest amounts through the allowance for credit losses. The Company adopted ASU 2019-04 on January 1, 2020, and this adoption did not have a material impact on the Company's consolidated financial statements.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2020 and December 31, 2019, according to the fair value hierarchy:

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$161,701	$161,701
Cash Equivalents	10,717	—	—	10,717
Total	$10,717	$—	$161,701	$172,418

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$178,780	$178,780
Total	$—	$—	$178,780	$178,780
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2020:

First Lien Term Loans
Balance as of March 31, 2020	$167,179
Purchase of investments	9,135
Proceeds from principal repayments of investments	(11,198)
Amortization of premium/accretion of discount, net	46
Net realized gain (loss) on investments	129
Net change in unrealized appreciation (depreciation) on investments	(3,590)
Balance as of June 30, 2020	$161,701

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2020	$(3,469)

First Lien Term Loans
Balance as of December 31, 2019	$178,780
Purchase of investments	11,717
Proceeds from principal repayments of investments	(21,430)
Amortization of premium/accretion of discount, net	98
Net realized gain (loss) on investments	98
Net change in unrealized appreciation (depreciation) on investments	(7,562)
Balance as of June 30, 2020	$161,701

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2020	$(7,562)

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2019:

First Lien Term Loans
Balance as of March 31, 2019	$214,609
Purchase of investments	30,818
Proceeds from principal repayments of investments	(23,423)
Amortization of premium/accretion of discount, net	62
Net realized gain (loss) on investments	70
Net change in unrealized appreciation (depreciation) on investments	411
Balance as of June 30, 2019	$222,547

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2019	$305

First Lien Term Loans
Balance as of December 31, 2018	$161,849
Purchase of investments	89,306
Proceeds from principal repayments of investments	(28,951)
Amortization of premium/accretion of discount, net	117
Net realized gain (loss) on investments	115
Net change in unrealized appreciation (depreciation) on investments	111
Balance as of June 30, 2019	$222,547

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2019	$35

For the three and six months ended June 30, 2020 and 2019, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2020 and December 31, 2019 were as follows:

Investment Type	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$161,701	Market Yield Approach	Market Yield Discount Rates	5.5%	9.0%	7.5%
		Credit Performance	Credit Performance Discount Rates	3.2%	17.8%	8.3%
		Recent Transactions		71.5	98.0	88.2

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$178,780	Market Yield Approach	Market Yield Discount Rates	5.4%	9.0%	7.3%
		Credit Performance	Credit Performance Discount Rates	4.2%	9.3%	6.6%
		Recent Transactions		93.5	100.1	98.2

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
4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Company’s Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act (the “Independent Directors”), has approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
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
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for a period of two years from December 31, 2019 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Prior to any Exchange Listing or any listing of the Company's securities on any other public trading market, the base management fee will be calculated and payable quarterly in arrears at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage ("Average Total Assets"), at the end of the two most recently completed calendar quarters. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.25% of Average Total Assets.
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
Pursuant to the Investment Advisory Agreement, the Company pays its Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6% annually);
•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter following an Exchange Listing. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. Following an Exchange Listing, the catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•following an Exchange Listing, 15% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter.

NUVEEN CHURCHILL DIRECT LENDING CORP.
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
For the three and six months ended June 30, 2020, base management fees were $308 and $636, respectively. As of June 30, 2020 and December 31, 2019, $636 and $331, respectively, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of June 30, 2020 and December 31, 2019, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Prior to the Merger, the Predecessor Entity paid to its collateral manager, Nuveen Alternatives Advisors LLC, a quarterly management fee on each payment date in arrears of each quarterly period equal to the product of (a) the result obtained by dividing (x) the sum of the outstanding balances of all loans owned by the Predecessor Entity on each day during such accrual period by (y) the number of days in such accrual period and (b) a rate equal to 0.75% per annum. For the three and six months ended June 30, 2019, the Predecessor Entity incurred $404 and $739, respectively, in management fee expense. The Predecessor Entity did not incur any incentive fees for the three and six months ended June 30, 2019.
Administration Agreement
On December 31, 2019, the Company entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provides such assistance. U.S. Bank, National Association, will provide the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three and six months ended June 30, 2020, the Company incurred $70 and $170, respectively, in fees under the Administration Agreement, which were included in other general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, $106 and $31, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
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
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2020	$1,881	$—	$1,881
December 31, 2019	1,696	—	1,696

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Directors’ Fees
The Company’s Board currently consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2020, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, $96 and $23, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities. The Predecessor Entity did not incur any directors’ fees for the three and six months ended June 30, 2019.
Due to Affiliate
As of June 30, 2020 and December 31, 2019, there was a payable due to the Sub-Adviser of $0 and $9, respectively, related to reimbursement of other general and administrative expenses paid by the Sub-Adviser on behalf of the Company.
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
The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility is October 28, 2022. As of June 30, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The fair value of the Financing Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its carrying value. The carrying amounts of the Company and Predecessor Entity’s assets and liabilities, including the Financing Facility, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of June 30, 2020 and December 31, 2019:

June 30, 2020
Total Commitment	$175,000
Borrowings Outstanding	91,935
Unused Portion (1)	83,065
Amount Available (2)	79,127
_______________
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

December 31, 2019
Total Commitment	$175,000
Borrowings Outstanding	118,435
Unused Portion (1)	56,565
Amount Available (2)	52,779
_______________
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2020 and 2019, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$397	$1,628
Unused fees	101	63
Amortization of annual commitment fee	75	132
Total interest and debt financing expenses	$573	$1,823
Average interest rate	3.1%	5.0%
Average daily borrowings	$94,182	$136,738

	Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$1,660	$2,924
Unused fees	185	262
Amortization of annual commitment fee	101	263
Total interest and debt financing expenses	$1,946	$3,449
Average interest rate	3.6%	5.2%
Average daily borrowings	$103,145	$122,936

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2020 and December 31, 2019 for any such exposure.
The investments held as of June 30, 2020 and December 31, 2019 include the following unfunded commitments:

Portfolio Company	June 30, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
NJEye LLC	2,430	351
North Haven Spartan US Holdco LLC	1,153	1,228
Output Services Group Inc	—	24
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Total unfunded commitments	$4,710	$4,175
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
Pursuant to the Agreement, on each quarterly payment date prior to the Merger, in accordance with order of priority of payments, the collateral manager directed the collateral agent to allocate any collected interest proceeds not otherwise paid out to be allocated as a distribution to the preference shareholders. For the three and six months ended June 30, 2019, the Predecessor Entity paid distributions of $1,117 and $1,612, respectively, to TIAA.
The Company has the authority to issue 500,000,000 shares of common stock, $0.01 per share par value. On December 19, 2019, the Company issued its initial 50 shares to TIAA in connection with the formation of the Company. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of common stock of the Company, the Predecessor Entity's ordinary shares were dissolved at the time of the Merger.
The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of June 30, 2020, the Company had received capital commitments totaling $291,425 ($205,213 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company. As of June 30, 2020, TIAA owned 3,310,590 shares of the Company's common stock.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes total shares issued and proceeds received related to capital activity during the six months ended June 30, 2020:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through June 30, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$20.00	$19.48
Net investment income (1)	0.53	0.81
Net realized gain (loss)	0.03	0.03
Net change in unrealized appreciation (depreciation) (1)	(2.09)	0.03
Net increase (decrease) in net assets resulting from operations (1)	(1.53)	0.87
Shareholder distributions from income (2)	(0.17)	(0.39)
Other (3)	(0.02)	(0.10)
Net asset value at end of period	$18.28	$19.86

Net assets at end of period	$80,080	$87,337
Shares outstanding at end of period (1)	4,380,112	4,396,873
Total return (4)	(7.77)%	3.99%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	10.74%	11.21%
Ratio of net investment income to average net assets (5)	5.26%	8.36%
Portfolio turnover (7)	6.92%	14.50%
________________
(1)The per share data was derived by using the weighted average shares outstanding during the period. For all periods prior to the Merger on December 31, 2019, the number of shares outstanding has been reduced retroactively by a factor of 0.0517. This factor represents the effective impact of the reduction in shares resulting from the Merger, as all entities are under common control.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of net expenses to average net assets was 11.01% on an annualized basis, excluding the effect of expense support which represented (0.27)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets as of June 30, 2020 and June 30, 2019 was 5.62% and 9.09%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2020, except as discussed below.
On July 8, 2020, the Company held a Subsequent Closing and entered into a subscription agreement with an additional investor for a total commitment of $10.0 million.
On July 23, 2020, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,105,425 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $20,000. The shares are expected to be issued on or about August 6, 2020.
On August 4, 2020, the Company's Board declared a quarterly dividend of $0.28 per share which will be paid on or about August 11, 2020 to shareholders of record as of August 4, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect to be treated as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") for the taxable year ending December 31, 2020. Effective June 1, 2020, we changed our name from "Nuveen Churchill BDC, Inc." to "Nuveen Churchill Direct Lending Corp."
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
Nuveen Churchill BDC SPV II, LLC ("SPV II") is a Delaware limited liability company that was formed on March 19, 2020. SPV II is a wholly owned subsidiary of the Company and is consolidated in these financial statements commencing form the date of its formation. As of June 30, 2020, SPV II had not commenced operations.
Nuveen Churchill BDC SPV III, LLC ("SPV III") is a Delaware limited liability company that was formed on March 19, 2020. SPV III is a wholly owned subsidiary of the Company and is consolidated in these financial statements commencing form the date of its formation. As of June 30, 2020, SPV III had not commenced operations.

We will from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securites Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 ("Initial Closing"). We expect to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (our “Fundraising Period”). Our Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of our Board of Directors (our "Board").
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
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Because we expect that there typically will not be a readily available market price for our target portfolio investments, we expect that the value of most of our portfolio investments will be their fair value as determined by our Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, our Board will receive input from management and the Audit Committee. In addition, our Board has retained one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available at least once during each 12-month period.
Our Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by our Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, generally, that may affect the price at which similar investments would trade. Our Board may also base its valuation on recent investments and securities with similar structure and risk characteristics. Churchill obtains market data from its ongoing investment purchase efforts, in addition to specific transactions that close and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. In compiling market data Churchill may utilize third-party data as an indicator of current market conditions.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 - Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
With respect to investments for which market quotations are not readily available (Level 3), our Board undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by the professionals of the applicable investment team that are responsible for the portfolio investment;
ii.preliminary valuation conclusions are documented and approved by the applicable investment team’s investment committee;
iii.one or more third-party valuation firms engaged by, or on behalf of, our Board provide positive assurance on portions of the portfolio each quarter (such that each investment is be reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
iv.the Audit Committee reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommends those values to our Board; and
v.our Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.

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
As of June 30, 2020 and December 31, 2019, all of our portfolio investments were Level 3 investments.
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
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2020, we earned $75 thousand and $103 thousand, respectively, in other income, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2019, we earned $142 thousand and $184 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2020 and December 31, 2019, no loans in the portfolio contained PIK provisions.
Non-accrual: Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2020 and December 31, 2019, there were no loans in the portfolio on non-accrual status.
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
•our organizational costs;
•calculating net asset value (including the cost and expenses of any independent valuation firm);
•expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisers, or members of their investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing our rights;
•fees and expenses incurred by the Advisers (and their affiliates) or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring investments and portfolio companies on an ongoing basis;

•costs and expenses incurred in connection with the incurrence of leverage and indebtedness, including borrowings, credit facilities, securitizations, margin financing, and including any principal or interest on our borrowings and indebtedness;
•offerings, sales, and repurchases of our shares and other securities;
•fees and expenses payable under any underwriting, dealer manager or placement agent agreements;
•investment advisory fees payable under the Investment Advisory Agreement;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);
•any applicable administrative agent fees or loan arranging fees incurred with respect to Portfolio Investments by the Advisers, the Administrator or an affiliate thereof;
•costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology;
•transfer agent, dividend agent and custodial fees and expenses;
•federal and state registration fees;
•all costs of registration and listing our shares on any securities exchange;
•federal, state and local taxes;
•independent directors’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent directors;
•costs of preparing and filing reports or other documents required by the SEC or other regulators, and all fees, costs and expenses related to compliance-related matters and regulatory filings related to our activities and/or other regulatory filings, notices or disclosures of the Advisers and their affiliates relating to us and its activities;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparers and outside legal costs;

•proxy voting expenses;

•all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by our Board to or on account of holders of our securities, including in connection with any dividend reinvestment plan or direct stock purchase plan;

•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

•the allocated costs incurred by the Advisers and/or the Administrator in providing managerial assistance to those portfolio companies that request;

•allocable fees and expenses associated with marketing efforts on our behalf;

•all fees, costs and expenses of any litigation involving us or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs;

•fees, costs and expenses of winding up and liquidating our assets; and

•all other expenses incurred by us, the Advisers or the Administrator in connection with administering our business.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2020 and 2019 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2020	2019
Investments:
Total investments, beginning of period	$171,151	$215,261
Purchase of investments	9,135	30,818
Proceeds from principal repayments and sales of investments	(11,198)	(23,423)
Amortization of premium/accretion of discount, net	46	62
Net realized gain on investments	129	70
Total investments, end of period	$169,263	$222,788

Portfolio companies at beginning of period	44	53
Number of new portfolio companies	—	8
Number of exited portfolio companies	(2)	(5)
Portfolio companies at end of period	42	56

	Six Months Ended June 30,
	2020	2019
Investments:
Total investments, beginning of period	$178,754	$162,201
Purchase of investments	11,743	89,306
Proceeds from principal repayments and sales of investments	(21,430)	(28,951)
Amortization of premium/accretion of discount, net	98	117
Net realized gain on investments	98	115
Total investments, end of period	$169,263	$222,788

Portfolio companies at beginning of period	46	41
Number of new portfolio companies	—	20
Number of exited portfolio companies	(4)	(5)
Portfolio companies at end of period	42	56

As of June 30, 2020 and December 31, 2019, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Term Loans	$169,263	$161,701	100.00%	$178,754	$178,780	100.00%
Total	$169,263	$161,701	100.00%	$178,754	$178,780	100.00%
Largest portfolio company investment	$9,856	$9,854	6.09%	$6,887	$6,943	3.88%
Average portfolio company investment	$4,030	$3,850	2.38%	$3,886	$3,887	2.17%
The industry composition of our portfolio as a percentage of fair value as of June 30, 2020 and December 31, 2019 were as follows:

Industry Composition	June 30, 2020	December 31, 2019
Automotive	4.2%	3.8%
Banking, Finance, Insurance, Real Estate	10.5	10.0
Beverage, Food & Tobacco	1.8	1.6
Capital Equipment	2.8	2.3
Chemicals, Plastics, & Rubber	1.5	1.4
Construction & Building	2.6	2.4
Consumer Goods: Durable	7.9	7.1
Consumer Goods: Non-durable	3.7	7.5
Containers, Packaging & Glass	5.6	5.2
Energy: Electricity	0.5	0.5
Healthcare & Pharmaceuticals	2.4	4.5
High Tech Industries	25.1	23.9
Retail	5.4	5.0
Road and Rail	1.2	1.2
Services: Business	7.9	7.7
Services: Consumer	7.0	1.5
Telecommunications	7.5	7.4
Transportation: Cargo	2.4	2.4
Total	100.0%	100.0%
The weighted average yields of our investments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average yield on debt and income producing investments, at cost	5.97%	6.84%
Weighted average yield on debt and income producing investments, at fair value	6.25%	6.84%
Percentage of debt investments bearing a floating rate	100.0%	100.0%
Percentage of debt investments bearing a fixed rate	—%	—%

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
1.Performing - Superior: Borrower is performing significantly above Management Case.
2.Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.
4.Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.

10.Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.
The Sub-Adviser will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. Each Investment Team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The following table shows the investment ratings of the debt investments in our portfolio (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	135,180	83.6	36	178,780	100.0	46
5	8,405	5.2	2	—	—	—
6	18,116	11.2	4	—	—	—
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$161,701	100.0%	42	$178,780	100.0%	46
During the six months ended June 30, 2020, two portfolio companies with an aggregate fair value of $8.4 million were downgraded to an Internal Risk Rating of 5 and four portfolio companies with an aggregate fair value of $18.1 million were downgraded to an Internal Risk Rating of 6 due to changes in financial condition and performance of the respective portfolio companies as a result of the COVID-19 pandemic.

Results of Operations
Operating results for the three and six months ended June 30, 2020 and 2019 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2020	2019
Investment Income
Interest income	$2,520	$3,940
Other income	75	142
Total investment income	2,595	4,082
Expenses
Interest and debt financing expenses	573	1,823
Management fees	308	404
Professional fees	171	24
Directors' fees	95	—
Other general and administrative expenses	112	9
Total expenses before expense support	1,259	2,260
Expense support (See Note 4)	(3)	—
Net expenses after expense support	1,256	2,260
Net investment income	$1,339	$1,822
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$129	$70
Net change in unrealized gains (losses)	(3,590)	411
Total net realized and change in unrealized gains (losses)	(3,461)	481
Net increase (decrease) in net assets resulting from operations	$(2,122)	$2,303

	Six Months Ended June 30,
	2020	2019
Investment Income
Interest income	$5,443	$7,239
Other income	103	184
Total investment income	5,546	7,423
Expenses
Interest and debt financing expenses	1,946	3,449
Management fees	636	739
Professional fees	734	46
Directors' fees	191	—
Other general and administrative expenses	308	19
Total expenses before expense support	3,815	4,253
Expense support (See Note 4)	(185)	—
Net expenses after expense support	3,630	4,253
Net investment income	$1,916	$3,170
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$98	$115
Net change in unrealized gains (losses)	(7,562)	111
Total net realized and change in unrealized gains (losses)	(7,464)	226
Net increase (decrease) in net assets resulting from operations	$(5,548)	$3,396

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments decreased to $2.6 million and $5.5 million, respectively, for the three and six months ended June 30, 2020 from $4.1 million and $7.4 million, respectively, for the same period in the prior year, primarily due to the decrease in the size of our portfolio from the comparable period. The decrease in our portfolio from the comparable period was a result of sale and repayment activity occurring prior to the Merger on December 31, 2019 and during the three and six months ended June 30, 2020. In addition, our investment activity during the first quarter of 2020 decreased from the comparable period due to decreased investment activity pending the effectiveness of our Registration Statement with the SEC. We expect our portfolio to grow as we raise additional capital through the Private Offering of our common stock. The COVID-19 pandemic may cause liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments.
Total expenses decreased to $1.3 million and $3.8 million, respectively, for the three and six months ended June 30, 2020 from $2.3 million and $4.3 million, respectively, for the same period in the prior year. The decrease in interest and debt financing expenses for the three and six months ended June 30, 2020 compared to the comparable periods in 2019 was primarily driven by the decrease in usage of the Financing Facility (defined below) and a decrease in LIBOR. Historical operating expenses do not reflect the increased allocation of certain professional fees, administrative and other expenses that have been incurred following the election to become a BDC. Accordingly, the operating expenses incurred during the three and six months ended June 30, 2020 are not comparable to the operating expenses prior to the Merger and our election to become a BDC.

The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (defined further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement.
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2020	$1,881	$—	$1,881
December 31, 2019	1,696	—	1,696
Net realized gain or loss and Net change in unrealized appreciation (depreciation) on investments
The net realized gain (loss) on investments increased to $129 thousand for the three months ended June 30, 2020 from $70 thousand for the same period in the prior year, due to gains or losses on repayment and/or sales activity during the periods.
The net realized gain (loss) on investments decreased to $98 thousand for the six months ended June 30, 2020 from $115 thousand for the same period in the prior year, due to gains or losses on repayment and/or sales activity during the periods.
We recorded a net change in unrealized depreciation of $(3.6) million for the three months ended June 30, 2020, compared to net unrealized appreciation of $411 thousand for the same period in the prior year, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.
We recorded a net change in unrealized depreciation of $(7.6) million for the six months ended June 30, 2020, compared to net unrealized appreciation of $111 thousand for the same period in the prior year, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over this period.
The total net loss for the three and six months period ended June 30, 2020, was primarily related to the overall market decline, directly impacting the prices of our portfolio investments. The fair value of our portfolio investments were negatively impacted by a widening credit spread environment and a decline in financial performance of the portfolio companies due to the COVID-19 pandemic. Our investments in certain industries, such as Services: Consumer, were most impacted. To the extent that the credit risk of our portfolio companies increases as a result of financial deterioration due to the COVID-19 pandemic, we may incur additional unrealized depreciation in the future.
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% Asset Coverage Ratio. As of June 30, 2020, our asset coverage ratio was 187.1%.

Cash and restricted cash as of June 30, 2020, taken together with our uncalled capital commitments of $205.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2020, we had $79.1 million available under our Financing Facility.
For the six months ended June 30, 2020, our cash and cash equivalents balance increased by $7.5 million. During that period, $14.9 million was provided from operating activities, primarily due to incremental investments in existing portfolio companies of $11.7 million, offset by $21.4 million in repayments and sales of investments in portfolio companies. During the same period, we used $(7.5) million from financing activities, consisting primarily of proceeds from issuance of common shares of $20.0 million, proceeds from notes of $9.5 million and repayments of notes of $(36.0) million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of June 30, 2020, TIAA owned 3,310,590 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of June 30, 2020, we had received capital commitments totaling $291.4 million ($205.2 million remaining undrawn) of which $100.0 million ($33.8 million remaining undrawn) is from an affiliated entity of the Company.
The following table summarizes total shares issued and proceeds received related to capital activity during the six months ended June 30, 2020:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
Distributions
The following table summarizes our dividends declared from inception through June 30, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

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
The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility is October 28, 2022. As of June 30, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of June 30, 2020 and December 31, 2019 (dollars amounts in thousands):

	Payments Due by Period
As of June 30, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$91,935	$—	$91,935	$—	$—
Total debt obligations	$91,935	$—	$91,935	$—	$—

	Payments Due by Period
As of December 31, 2019	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$118,435	$—	$118,435	$—	$—
Total debt obligations	$118,435	$—	$118,435	$—	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement
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
Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. As of June 30, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	June 30, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
NJEye LLC	2,430	351
North Haven Spartan US Holdco LLC	1,153	1,228
Output Services Group Inc	—	24
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Total unfunded commitments	$4,710	$4,175

Recent Developments
On July 8, 2020, we held a Subsequent Closing and entered into a subscription agreement with an additional investor for a total commitment of $10.0 million.
On July 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,105,425 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $20.0 million. The shares are expected to be issued on or about August 6, 2020.
On August 4, 2020, our Board declared a quarterly dividend of $0.28 per share which will be paid on or around August 11, 2020 to shareholders of record as of August 4, 2020.

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
Interest Rate Risk
We will be subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatilty across such markets and a general decline in value of the securities that we hold. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of June 30, 2020, 100% of the loans held in our investment portfolio had floating interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the Financing Facility are subject to floating interest rates and as of June 30, 2020 are paid based on one-month LIBOR, plus 2.25 % per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2020. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of June 30, 2020. Interest expense on the Financing Facility is calculated using the interest rate as of June 30, 2020, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(131)	$(462)	$331
Base Interest Rate	—	—	—
+100 Basis Points	1,450	1,849	(399)
+200 Basis Points	4,974	3,698	1,276
+300 Basis Points	8,498	5,546	2,952

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We, and our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS
With the exception of the below risk factors set forth below, there have been no material changes during the six months ended June 30, 2020 to the risk factors previously disclosed under Item 1A of our Form 10 Registration Statement. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10 Registration Statement filed with the SEC on January 29, 2020, which is accessible on the SEC’s website at sec.gov.

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
The COVID-19 pandemic has delivered a shock to the global economy. Containment efforts around the world have halted business and manufacturing operations and restricted people’s movement and travel. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a continued world-wide economic downturn. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

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
In addition, due to the outbreak in the United States, the staff of our Investment Adviser and Sub-Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

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
Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do successfully or consistently during the continuation of the COVID-19 pandemic.  A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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
The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Financing Facilities. If we are unable to do so, amounts drawn under the Financing Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility.  For example, we may not be able to increase our dividends.  In addition, we may reduce our dividends and/or defer our dividends to the following taxable year.  If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts.  To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under. "We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 7, 2020, pursuant to a capital drawdown notice dated April 23, 2020, we issued 1,069,522 shares of our common stock for an aggregate offering price of $20.0 million. The sale of shares of our common stock was made pursuant to subscription agreements entered into by the Company, on the one hand, and each investor in the Company, on the other hand. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis. The issuance and sale of shares of our common stock are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On July 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,105,425 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $20.0 million. The shares are expected to be issued on or about August 6, 2020.
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

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (2)

4.1	Form of Subscription Agreement (2)

4.2	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)Previously filed on December 23, 2019 with the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.
(2)Previously filed on January 29, 2020 with Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.
(3)Previously filed on June 2, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Churchill Direct Lending Corp.

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer

Nuveen Churchill Direct Lending Corp.

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer

Date: August 6, 2020