Form 10-Q
period 2020-09-30
Nuveen Churchill Direct Lending Corp.
filed 2020-11-06
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    As of November 6, 2020, the registrant had 8,413,872 shares of common stock, $0.01 par value, outstanding.

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

Additionally, our actual results and financial condition may differ materially as a result of the continued impact of the novel coronavirus (“COVID-19”) pandemic, including, without limitation: the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the ongoing effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source and close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $220,102 and $178,754, respectively)	$215,664	$178,780
Cash and cash equivalents	24,456	3,421
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,347	1,696
Due from adviser	236	—
Interest receivable	1,253	1,845
Receivable for investments sold	65	2,576
Prepaid expenses	25	—
Other assets	44	—
Total assets	$244,140	$188,368

Liabilities
Secured borrowings (net of $431 and $87 deferred financing costs, respectively) (See Note 5)	$124,504	$118,348
Payable for investments purchased	12,065	—
Interest payable	609	1,199
Due to adviser expense support (See Note 4)	2,347	1,696
Due to affiliate	—	9
Management fees payable	358	331
Directors’ fees payable	96	23
Accounts payable and accrued expenses	703	551
Total liabilities	$140,682	$122,157

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 5,485,571 and 3,310,590 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$55	$33
Paid-in-capital in excess of par value	103,891	63,968
Total distributable earnings (loss)	(488)	2,210
Total net assets	$103,458	$66,211

Total liabilities and net assets	$244,140	$188,368

Net asset value per share (See Note 8)	$18.86	$20.00
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,858	$4,128	$8,301	$11,367
Payment-in-kind interest income	7	—	7	—
Other income	102	99	205	283
Total investment income	2,967	4,227	8,513	11,650

Expenses:
Interest and debt financing expenses	815	1,805	2,761	5,254
Management fees	358	429	994	1,168
Professional fees	309	36	1,043	82
Directors' fees	96	—	287	—
Other general and administrative expenses	101	16	409	35
Total expenses before expense support	1,679	2,286	5,494	6,539
Expense support (See Note 4)	(81)	—	(266)	—
Net expenses after expense support	1,598	2,286	5,228	6,539
Net investment income	1,369	1,941	3,285	5,111

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	133	221	231	336
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	3,124	69	(4,438)	180
Total net realized and unrealized gain (loss) on investments	3,257	290	(4,207)	516

Net increase (decrease) in net assets resulting from operations	$4,626	$2,231	$(922)	$5,627

Per share data:
Net investment income per share - basic and diluted	$0.27	$0.44	$0.80	$1.25
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.92	$0.51	$(0.22)	$1.38
Weighted average common shares outstanding - basic and diluted	5,052,998	4,396,873	4,110,317	4,074,379

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,369	$1,941	$3,285	$5,111
Net realized gain (loss) on investments	133	221	231	336
Net change in unrealized appreciation (depreciation) on investments	3,124	69	(4,438)	180
Net increase (decrease) in net assets resulting from operations	4,626	2,231	(922)	5,627
Shareholder distributions:
Distributions of investment income	(1,226)	(1,945)	(1,776)	(3,557)
Net increase (decrease) in net assets resulting from shareholder distributions	(1,226)	(1,945)	(1,776)	(3,557)
Capital share transactions:
Issuance of preference shares	—	—	—	14,800
Issuance of common shares, net	19,977	—	39,944	—
Reinvestment of shareholder distributions	1	—	1	—
Net increase (decrease) in net assets resulting from capital share transactions	19,978	—	39,945	14,800
Total increase (decrease) in net assets	23,378	286	37,247	16,870
Net assets, at beginning of period	80,080	87,337	66,211	70,753
Net assets, at end of period	$103,458	$87,623	$103,458	$87,623

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(922)	$5,627

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(74,164)	(101,415)
Proceeds from principal repayments and sales of investments	33,228	53,260
Payment-in-kind interest	(7)	—
Amortization of premium/accretion of discount, net	(148)	(168)
Net realized (gain) loss on investments	(231)	(336)
Net change in unrealized (appreciation) depreciation on investments	4,438	(180)
Amortization of deferred financing costs	172	394
Amortization of offering costs	(53)	—
Changes in operating assets and liabilities:
Due from adviser expense support	(651)	—
Due from adviser	(236)	—
Interest receivable	592	(415)
Receivable for investments sold	2,511	(44)
Prepaid expenses	(25)	—
Other assets	(44)	—
Payable for investments purchased	12,065	(5,866)
Interest payable	(590)	528
Due to adviser expense support	651	—
Due to affiliate	(9)	—
Management fees payable	27	163
Directors’ fees payable	73	—
Accounts payable and accrued expenses	152	(17)
Net cash provided by (used in) operating activities	(23,171)	(48,469)

Cash flows from financing activities:
Proceeds from issuance of preference shares	—	14,800
Proceeds from issuance of common shares	39,997	—
Shareholder distributions	(1,775)	(3,557)
Proceeds from secured borrowings	42,500	62,200
Repayments of secured borrowings	(36,000)	(17,600)
Payments of deferred financing costs	(516)	—
Net cash provided by (used in) financing activities	44,206	55,843

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	21,035	7,374
Cash and Cash Equivalents and Restricted Cash, beginning of period	3,471	2,261
Cash and Cash Equivalents and Restricted Cash, end of period	$24,506	$9,635

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$1,999	$4,332
Cash paid during the period for taxes	$4	$—

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$1	$—
See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$24,456	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$24,506	$3,471

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$9,585	$2,236
Restricted cash	50	25
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$9,635	$2,261

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 207.8%
Automotive
PAI HoldCo Inc	(6)	First Lien Term Loan	L + 4.00%	5.00%	1/25/2025	$3,407	$3,390	$3,407	3.3%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	3,292	3,270	3,286	3.2%
Tailwind Randy's LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	665	161	164	0.1%
Total Automotive							6,821	6,857	6.6%

Banking, Finance, Insurance, Real Estate
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.65%	2/28/2025	3,940	3,960	3,888	3.8%
Minotaur Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	5.15%	3/27/2026	4,925	4,865	4,773	4.6%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.75%	5.75%	3/28/2025	2,294	2,278	2,212	2.1%
Payment Alliance International Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/31/2025	6,737	6,730	6,628	6.4%
Total Banking, Finance, Insurance, Real Estate							17,833	17,501	16.9%

Beverage, Food & Tobacco
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,947	2,911	2,842	2.7%
Total Beverage, Food & Tobacco							2,911	2,842	2.7%

Capital Equipment
Blackbird Purchaser Inc	(6)	First Lien Term Loan	L + 4.25%	4.47%	4/8/2026	3,819	3,781	3,729	3.6%
Blackbird Purchaser Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.25%	4.47%	4/8/2026	127	(2)	(3)	—%
MSHC Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	12/31/2024	886	891	886	0.9%
Total Capital Equipment							4,670	4,612	4.5%

Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/29/2025	2,420	2,429	2,410	2.3%
Total Chemicals, Plastics, & Rubber							2,429	2,410	2.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Construction & Building
SPI LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,126	4,149	4,089	4.0%
Total Construction & Building							4,149	4,089	4.0%

Consumer Goods: Durable
Eagletree-Carbide Acquisition Corp	(6)	First Lien Term Loan	L + 3.75%	4.75%	8/28/2024	3,086	3,031	3,092	3.0%
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	3,926	3,881	3,862	3.7%
Fetch Acquisition LLC	(6)	First Lien Term Loan	L + 4.50%	5.00%	5/22/2024	1,663	1,626	1,636	1.6%
Halo Buyer Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,865	5,789	5,738	5.5%
Total Consumer Goods: Durable							14,327	14,328	13.8%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,912	3,811	3,279	3.2%
Kramer Laboratories Inc	(6)	First Lien Term Loan	L + 5.50%	6.50%	6/22/2024	2,935	2,893	2,885	2.8%
Total Consumer Goods: Non-durable							6,704	6,164	6.0%

Containers, Packaging & Glass
Brook & Whittle Holding Corp	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,744	2,731	2,693	2.6%
Good2Grow LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	11/16/2024	3,002	3,005	2,987	2.9%
Resource Label Group LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	5/26/2023	2,922	2,877	2,904	2.8%
Total Containers, Packaging & Glass							8,613	8,584	8.3%

Energy: Electricity
Brave Parent Holdings Inc	(6) (9)	First Lien Term Loan	L + 4.00%	4.15%	4/18/2025	899	873	874	0.8%
Total Energy: Electricity							873	874	0.8%

Healthcare & Pharmaceuticals
Unified Physician Management LLC	(6)	First Lien Term Loan	L + 4.75%	5.75%	11/21/2023	1,264	1,252	1,215	1.2%
Unified Physician Management LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 4.75%	5.75%	11/21/2023	2,700	2,673	2,596	2.5%
Total Healthcare & Pharmaceuticals							3,925	3,811	3.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
Brillio LLC	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,962	2,964	2,965	2.9%
Brillio LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	1,000	500	501	0.5%
Diligent Corporation	(6)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,889	12,839	12,700	12.3%
Diligent Corporation (Delayed Draw)	(11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	503	(12)	(7)	—%
E2Open LLC	(6) (9)	First Lien Term Loan	L + 5.75%	6.75%	11/26/2024	3,960	3,918	3,902	3.8%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	7,457	7,373	7,381	7.1%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	7,543	7,394	7,466	7.2%
MBS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	7/2/2023	6,310	6,311	6,291	6.1%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/23/2025	6,895	6,892	6,792	6.5%
Velocity Technology Solutions Inc	(6) (9)	First Lien Term Loan	L + 6.00%	7.00%	12/7/2023	3,939	3,886	3,870	3.7%
Total High Tech Industries							52,065	51,861	50.1%

Retail
Pet Holdings ULC	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	2,627	2,622	2,597	2.5%
Pet Holdings ULC (Delayed Draw)	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	296	297	293	0.3%
Pet Supplies Plus LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/12/2024	5,905	5,899	5,888	5.7%
Total Retail							8,818	8,778	8.5%

Road and Rail
Globaltranz Enterprises LLC	(6)	First Lien Term Loan	L + 5.00%	5.16%	5/15/2026	2,262	2,200	2,160	2.1%
Total Road and Rail							2,200	2,160	2.1%

Services: Business
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,249	12,065	12,065	11.7%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,372	2,349	2,349	2.3%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	216	(1)	(2)	—%
Eliassen Group LLC	(6)	First Lien Term Loan	L + 4.25%	4.40%	11/5/2024	3,613	3,600	3,548	3.4%
Gabriel Partners LLC	(6) (9) (11) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	9,552	9,449	9,457	9.0%
Gabriel Partners LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	1,588	—	(16)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Hasa Inc		Subordinated Debt	N/A	10.75% (cash) 1.75 (PIK)	1/16/2026	1,942	1,905	1,906	1.8%
LSCS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	4.47%	3/16/2025	1,811	1,792	1,759	1.7%
LSCS Holdings Inc (Delayed Draw)	(6)	First Lien Term Loan	L + 4.25%	4.47%	3/16/2025	425	420	413	0.4%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,919	3,872	3,785	3.7%
Syndigo LLC	(6)	First Lien Term Loan	L + 6.00%	7.00%	10/24/2024	4,364	4,322	4,323	4.2%
Syndigo LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 6.00%	7.00%	10/24/2024	4,375	(42)	(41)	—%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	3,949	3,921	3,853	3.7%
Total Services: Business							43,652	43,399	41.9%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,580	5,534	5,136	5.0%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.50%	9/16/2024	3,006	708	490	0.5%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,588	2,581	2,344	2.3%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	224	223	203	0.2%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,955	3,952	3,246	3.1%
Total Services: Consumer							12,998	11,419	11.1%

Telecommunications
Ensono LP	(6)	First Lien Term Loan	L + 5.25%	5.40%	6/27/2025	2,444	2,433	2,339	2.3%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,946	3,957	3,908	3.8%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	11/20/2025	6,775	6,714	5,829	5.6%
Total Telecommunications							13,104	12,076	11.7%

Transportation: Cargo
A&R Logistics Holdings Inc	(6)	First Lien Term Loan	L + 6.50%	7.50%	8/17/2025	4,514	4,469	4,471	4.3%
ENC Holding Corporation	(6)	First Lien Term Loan	L + 4.00%	5.24%	5/30/2025	4,163	4,178	3,973	3.8%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,874	2,760	2,852	2.8%
Total Transportation: Cargo							11,407	11,296	10.9%

Utilities: Electric
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	1,991	1,958	1,966	1.9%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	622	—	(8)	—%
Total Utilities: Electric							1,958	1,958	1.9%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Total Debt Investments							219,457	215,019	207.8%

Equity Investments - 0.6%
Services: Business
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	645	0.6%
Total Services: Business							645	645	0.6%

Total Equity Investments							645	645	0.6%

Cash equivalents	(12)						24,344	24,344	23.5%
Total Investments							$244,446	$240,008	231.9%
_______________
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)Unless otherwise indicated, issuers of debt and equity held by the Company are domiciled in the United States.
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2020. As of September 30, 2020, rates for 1M L, 2M L, 3M L and 6M L are 0.15%, 0.19%, 0.23%, and 0.26% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3).
(5)Percentage is based on net assets of $103,458 as of September 30, 2020.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Financing Facility”). The lenders of the Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(7)Non-U.S. Company. The principal place of business for Pet Holdings ULC is Canada.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2020, the Company held one restricted security with an aggregate fair value of $645, or 0.6% of the Company’s net assets. The acquisition date of this security was July 15, 2020.
(9)Investment is a unitranche position.
(10)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, total non-qualifying assets at fair value represented 1.2% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(12)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(13)Denotes that all or a portion of the assets are owned by SPV II and SPV III (as defined in the Notes).
(14)Equity investments are non-income producing securities unless otherwise noted.

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
The Company’s investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which the Company defines as companies with approximately $10.0 million to $100.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company focuses on privately originated debt to performing U.S. middle market companies, with a portfolio expected to comprise primarily of first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans) (collectively “Senior Loans”). The Company also opportunistically invests in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities) (collectively “Junior Capital Investments”).
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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III will primarily invest in Senior Loans. SPV II and SPV III are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company will from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company expects to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board of Directors of the Company (the "Board"). If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event, as described in the Company's offering documents, within five years of the Initial Closing, subject to up to two one-year extensions in the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

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
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The duration and extent of the COVID-19 pandemic over the long-term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The ultimate impact of the COVID-19 pandemic and the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.
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
The Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, generally, that may affect the price at which similar investments would trade. The Board may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to specific transactions that close and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. In compiling market data management may utilize third-party data as an indicator of current market conditions.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2020 and December 31, 2019, there were no loans in the Company's portfolio on non-accrual status.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2020, the fair value of the loans in the portfolio with PIK provisions was $1,906, which represents approximately 0.88% of total investments at fair value. As of December 31, 2019, no loans in the Company's portfolio contained PIK provisions. For the three and nine months ended September 30, 2020, the Company earned $7 in PIK income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included in deferred financing costs in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organization costs are expensed as incurred and are shown in the Company's consolidated statements of operations. Refer to Note 4 for further details on the Expense Support Agreement.
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the three months ended September 30, 2020 and September 30, 2019, the Company incurred offering costs of $20 and $0, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the company incurred offering costs of $53 and $0, respectively.

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
Prior to the Merger, the Predecessor Entity was required to determine whether a tax position is “more-likely-than-not” to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current period. No interest expense and penalties have been recognized for the three and nine months ended September 30, 2019. Generally, federal, state and local authorities may examine the Predecessor Entity’s tax returns for three years from the date of filing. The Predecessor Entity is subject to income tax examination by major taxing authorities for all tax years since inception.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income available, the Company intends to continue to make quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2020 and December 31, 2019, according to the fair value hierarchy:

As of September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$213,113	$213,113
Subordinated Debt	—	—	1,906	1,906
Equity Investments	—	—	645	645
Cash Equivalents	24,344	—	—	24,344
Total	$24,344	$—	$215,664	$240,008

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$178,780	$178,780
Total	$—	$—	$178,780	$178,780

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2020:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2020	$161,701	$—	$—	$161,701
Purchase of investments	59,906	1,896	645	62,447
Proceeds from principal repayments and sales of investments	(11,798)	—	—	(11,798)
Payment-in-kind interest	—	7	—	7
Amortization of premium/accretion of discount, net	48	2	—	50
Net realized gain (loss) on investments	133	—	—	133
Net change in unrealized appreciation (depreciation) on investments	3,123	1	—	3,124
Balance as of September 30, 2020	$213,113	$1,906	$645	$215,664

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2020	$3,123	$1	$—	$3,124

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2019	$178,780	$—	$—	$178,780
Purchase of investments	71,623	1,896	645	74,164
Proceeds from principal repayments and sales of investments	(33,228)	—	—	(33,228)
Payment-in-kind interest	—	7	—	7
Amortization of premium/accretion of discount, net	146	2	—	148
Net realized gain (loss) on investments	231	—	—	231
Net change in unrealized appreciation (depreciation) on investments	(4,439)	1	—	(4,438)
Balance as of September 30, 2020	$213,113	$1,906	$645	$215,664

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2020	$(4,439)	$1	$—	$(4,438)

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2019:

First Lien Term Loans
Balance as of June 30, 2019	$222,547
Purchase of investments	12,109
Proceeds from principal repayments and sales of investments	(24,309)
Amortization of premium/accretion of discount, net	51
Net realized gain (loss) on investments	221
Net change in unrealized appreciation (depreciation) on investments	69
Balance as of September 30, 2019	$210,688

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2019	$(73)

First Lien Term Loans
Balance as of December 31, 2018	$161,849
Purchase of investments	101,415
Proceeds from principal repayments and sales of investments	(53,260)
Amortization of premium/accretion of discount, net	168
Net realized gain (loss) on investments	336
Net change in unrealized appreciation (depreciation) on investments	180
Balance as of September 30, 2019	$210,688

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2019	$112
For the three and nine months ended September 30, 2020 and 2019, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2020 and December 31, 2019 were as follows:

Investment Type	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$162,449	Market Yield Approach	Market Yield Discount Rates	4.8%	11.0%	6.6%
		Credit Performance	Credit Performance Discount Rates	2.7%	25.2%	8.3%
		Recent Transactions	Transaction Price	96.9	99.2	98.5
First Lien Term Loans	50,664	Recent Transactions	Transaction Price	98.5	100.0	98.9
Subordinated Debt	1,906	Recent Transactions	Transaction Price	98.1	98.1	98.1
Equity	645	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$215,664

Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$178,780	Market Yield Approach	Market Yield Discount Rates	5.4%	9.0%	7.3%
		Credit Performance	Credit Performance Discount Rates	4.2%	9.3%	6.6%
		Recent Transactions		93.5	100.1	98.2
Total	$178,780

Unobservable inputs used in the fair value measurement of debt investments include market yield discount rates and credit performance discount rates. The market yield approach compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance approach determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. A recent market trade, if applicable, will also be factored into the valuation. Material underperformance will typically require an increase in the weighing towards the credit performance approach.
Equity investments are generally valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies.
Weighted average inputs are calculated based on the relative fair value of the investments. Significant increases (decreases) in discount yields could result in lower (higher) fair value measurements. Significant decreases in comparable EBITDA multiples may result in a lower fair value measurement.

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
Prior to any Exchange Listing or any listing of the Company's securities on any other public trading market, the base management fee is calculated and payable quarterly in arrears at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage ("Average Total Assets"), at the end of the two most recently completed calendar quarters. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Following an Exchange Listing, the base management fee will be calculated at an annual rate of 1.25% of Average Total Assets.
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
Pursuant to the Investment Advisory Agreement, the Company will pay its Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
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
For the three and nine months ended September 30, 2020, base management fees were $358 and $994, respectively. As of September 30, 2020 and December 31, 2019, $358 and $331, respectively, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of September 30, 2020 and December 31, 2019, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Prior to the Merger, the Predecessor Entity paid to its collateral manager, Nuveen Alternatives Advisors LLC, a quarterly management fee on each payment date in arrears of each quarterly period equal to the product of (a) the result obtained by dividing (x) the sum of the outstanding balances of all loans owned by the Predecessor Entity on each day during such accrual period by (y) the number of days in such accrual period and (b) a rate equal to 0.75% per annum. For the three and nine months ended September 30, 2019, the Predecessor Entity incurred $429 and $1,168, respectively, in management fee expense. The Predecessor Entity did not incur any incentive fees for the three and nine months ended September 30, 2019.
Administration Agreement
On December 31, 2019, the Company entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank, National Association, provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three and nine months ended September 30, 2020, the Company incurred $78 and $248, respectively, in fees under the Administration Agreement, which are included in other general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $138 and $31, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

No Reimbursement Payment for any calendar quarter shall be made if (1) the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Company’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2020	$2,347	$—	$2,347
December 31, 2019	1,696	—	1,696
For the three and nine months ended September 30, 2020, the Company received $81 and $266, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses. As of September 30, 2020 and December 31, 2019, there was a receivable from the Adviser of $236 and $0, respectively, related to reimbursement of debt financing expenses paid by the Company that are being supported through the Expense Support Agreement.
Directors’ Fees
The Company’s Board currently consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2020, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $96 and $23, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities. The Predecessor Entity did not incur any directors’ fees for the three and nine months ended September 30, 2019.
Due to Affiliate
As of September 30, 2020 and December 31, 2019, there was a payable due to the Sub-Adviser of $0 and $9, respectively, related to reimbursement of other general and administrative expenses paid by the Sub-Adviser on behalf of the Company.

5. SECURED BORROWINGS
Financing Facility
The Predecessor Entity borrowed funds under a revolving credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note (the "Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility was October 28, 2022. As of September 30, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants. Refer to Note 9 for a discussion on the subsequent amendment to the Financing Facility.
Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender.
The Subscription Facility has a maximum facility amount of $30,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.
The Subscription Facility will mature upon the earliest of: (a) September 10, 2021 (b) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence and during the continuance of an event of default; (c) the date of the occurrence of an event of default pursuant to the Subscription Facility, (d) the date upon which the Company terminates the commitments pursuant to the Subscription Facility; or (e) 45 days prior to any capital call termination event (which shall include, without limitation, an Exchange Listing).
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors. The Subscription Facility contains certain financial covenants and events of default. Borrowings under the Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates their carrying value. The carrying amounts of the Company and Predecessor Entity’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Financing Facility	Subscription Facility	Total
Total Commitment	$175,000	$30,000	$205,000
Borrowings Outstanding	119,935	5,000	124,935
Unused Portion (1)	55,065	25,000	80,065
Amount Available (2)	47,766	25,000	72,766
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
Financing Facility
Total Commitment	$175,000
Borrowings Outstanding	118,435
Unused Portion (1)	56,565
Amount Available (2)	52,779
_______________
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2020 and 2019, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$626	$1,630
Unused fees	98	44
Amortization of deferred financing costs (1)	91	131
Total interest and debt financing expenses	$815	$1,805
Average interest rate	2.8%	4.6%
Average daily borrowings	$102,013	$143,696
_______________
(1)For the three months ended September 30, 2020, $20 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

	Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,286	$4,554
Unused fees	283	306
Amortization of deferred financing costs (1)	192	394
Total interest and debt financing expenses	$2,761	$5,254
Average interest rate	3.3%	5.0%
Average daily borrowings	$102,893	$129,932
_______________
(1)For the nine months ended September 30, 2020, $20 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2020 and December 31, 2019 for any such exposure.
The debt investments held as of September 30, 2020 and December 31, 2019 included the following unfunded commitments:

Portfolio Company	September 30, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
Cornerstone Advisors of Arizona LLC	216	—
Diligent Corporation	502	—
Gabriel Partners LLC	1,588	—
NJEye LLC	2,277	351
North Haven Spartan US Holdco LLC	—	1,228
Output Services Group Inc	—	24
Syndigo LLC	4,375	—
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Warrior Acquisition Inc	622	—
Total unfunded commitments	$10,707	$4,175

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
Pursuant to the Agreement, on each quarterly payment date prior to the Merger, in accordance with order of priority of payments, the collateral manager directed the collateral agent to allocate any collected interest proceeds not otherwise paid out to be allocated as a distribution to the preference shareholders. For the three and nine months ended September 30, 2019, the Predecessor Entity paid distributions of $1,945 and $3,557, respectively, to TIAA.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of September 30, 2020, the Company had received capital commitments totaling $302,725 ($196,516 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of September 30, 2020, TIAA owned 3,310,590 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through September 30, 2020:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through September 30, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Shares Issued
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$20.00	$19.48
Net investment income (1)	0.80	1.25
Net realized gain (loss)	0.06	0.08
Net change in unrealized appreciation (depreciation) (1)	(1.08)	0.05
Net increase (decrease) in net assets resulting from operations (1)	(0.22)	1.38
Shareholder distributions from income (2)	(0.45)	(0.83)
Other (3)	(0.47)	(0.10)
Net asset value at end of period	$18.86	$19.93

Net assets at end of period	$103,458	$87,623
Shares outstanding at end of period (1)	5,485,571	4,396,873
Total return (4)	(3.42)%	6.65%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	9.05%	11.03%
Ratio of net investment income to average net assets (5)	5.50%	8.62%
Portfolio turnover (7)	18.38%	26.31%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of net expenses to average net assets was 9.39% on an annualized basis, excluding the effect of expense support which represented (0.34)% of average net assets. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets as of September 30, 2020 and September 30, 2019 was 4.72% and 8.86%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2020, except as discussed below.
On October 1, 2020, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,057,641 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $20,000. The final funding and closing of the transaction occurred on October 21, 2020.
On October 19, 2020, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $7,000.
On October 23, 2020, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,870,660 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $35,000. The shares are expected to be issued on or about November 6, 2020.
On October 28, 2020, the Company amended its Financing Facility. The amendment increased the maximum facility amount available from $175,000 to $275,000, and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The Financing Facility, as so amended, also requires the Company to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
On November 4, 2020, the Company's Board declared a quarterly dividend of $0.23 per share, which will be paid on or about November 11, 2020 to shareholders of record as of November 4, 2020.

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
On December 31, 2019, immediately prior to the BDC election, our wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC ("SPV I"), merged with Churchill Middle Market CLO V Ltd. (the "Predecessor Entity"), leaving SPV I as the surviving entity (the "Merger"). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity became the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. We have consolidated the investments held in SPV I, in accordance with our consolidation policy.
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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III will primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). SPV II and SPV III are wholly owned subsidiaries of the Company and are consolidated in our consolidated financial statements commencing from the date of their formation.
We will from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 ("Initial Closing"). We expect to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (our “Fundraising Period”). Our Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of our Board of Directors (our "Board").

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
As of September 30, 2020 and December 31, 2019, all of our portfolio investments were Level 3 investments.
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
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that ultimately, we will be able to collect such income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2020, we earned $102 thousand and $205 thousand, respectively, in other income, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2019, we earned $99 thousand and $283 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2020, the fair value of the loans in the portfolio with PIK provisions was $1.9 million, which represents approximately 0.88% of total investments at fair value. As of December 31, 2019, no loans in the portfolio contained PIK provisions. For the three and nine month periods ended September 30, 2020, we earned $7 thousand in PIK income.
Non-accrual: Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2020 and December 31, 2019, there were no loans in the portfolio on non-accrual status.
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
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We must be organized in the United States.
Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to the portfolio companies and other investment related income.
Expenses
The Adviser, the Sub-Adviser and their affiliates are responsible for bearing the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).
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

•all fees, costs and expenses of any litigation involving us or our portfolio companies and the amount of any judgments or settlements paid in connection therewith, directors and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs;

•fees, costs and expenses of winding up and liquidating our assets; and

•all other expenses incurred by us, the Advisers or the Administrator in connection with administering our business.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Investments:
Total investments, beginning of period	$169,263	$222,788
Purchase of investments	62,447	12,109
Proceeds from principal repayments and sales of investments	(11,798)	(24,309)
Payment-in-kind interest	7	—
Amortization of premium/accretion of discount, net	50	51
Net realized gain on investments	133	221
Total investments, end of period	$220,102	$210,860

Portfolio companies at beginning of period	42	56
Number of new portfolio companies	8	3
Number of exited portfolio companies	—	(4)
Portfolio companies at end of period	50	55

	Nine Months Ended September 30,
	2020	2019
Investments:
Total investments, beginning of period	$178,754	$162,201
Purchase of investments	74,190	101,415
Proceeds from principal repayments and sales of investments	(33,228)	(53,260)
Payment-in-kind interest	7	—
Amortization of premium/accretion of discount, net	148	168
Net realized gain on investments	231	336
Total investments, end of period	$220,102	$210,860

Portfolio companies at beginning of period	46	41
Number of new portfolio companies	8	22
Number of exited portfolio companies	(4)	(8)
Portfolio companies at end of period	50	55

As of September 30, 2020 and December 31, 2019, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Term Loans	$217,552	$213,113	98.82%	$178,754	$178,780	100.00%
Subordinated Debt	1,905	1,906	0.88%	—	—	—
Equity Investments	645	645	0.30%	—	—	—
Total	$220,102	$215,664	100.00%	$178,754	$178,780	100.00%
Largest portfolio company investment	$14,767	$14,847	6.88%	$6,887	$6,943	3.88%
Average portfolio company investment	$4,402	$4,313	2.00%	$3,886	$3,887	2.17%
The industry composition of our portfolio as a percentage of fair value as of September 30, 2020 and December 31, 2019 was as follows:

Industry Composition	September 30, 2020	December 31, 2019
Aerospace & Defense	—%	4.6%
Automotive	3.2	3.8
Banking, Finance, Insurance, Real Estate	8.1	10.0
Beverage, Food & Tobacco	1.3	1.6
Capital Equipment	2.1	2.3
Chemicals, Plastics, & Rubber	1.1	1.4
Construction & Building	1.9	2.4
Consumer Goods: Durable	6.6	7.1
Consumer Goods: Non-durable	2.9	7.5
Containers, Packaging & Glass	4.1	5.2
Energy: Electricity	0.4	0.5
Healthcare & Pharmaceuticals	1.8	4.5
High Tech Industries	24.0	23.9
Retail	4.1	5.0
Road and Rail	1.0	1.2
Services: Business	20.4	7.7
Services: Consumer	5.3	1.5
Telecommunications	5.6	7.4
Transportation: Cargo	5.2	2.4
Utilities: Electric	0.9	—
Total	100.0%	100.0%

The weighted average yields of our investments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average yield on debt and income producing investments, at cost	6.18%	6.84%
Weighted average yield on debt and income producing investments, at fair value	6.31%	6.84%
Percentage of debt investments bearing a floating rate	99.11%	100.00%
Percentage of debt investments bearing a fixed rate	0.89%	—%
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
The Sub-Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each Investment Team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2020			December 31, 2019
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	188,509	87.4	44	178,780	100.0	46
5	9,175	4.3	2	—	—	—
6	17,980	8.3	4	—	—	—
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$215,664	100.0%	50	$178,780	100.0%	46
During the nine months ended September 30, 2020, two portfolio companies with an aggregate fair value of $9.2 million were downgraded to an Internal Risk Rating of 5 and four portfolio companies with an aggregate fair value of $18.0 million were downgraded to an Internal Risk Rating of 6 due to changes in financial condition and performance of the respective portfolio companies as a result of the COVID-19 pandemic.

Results of Operations
Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Investment Income
Interest income	$2,858	$4,128
Payment-in-kind interest income	7	—
Other income	102	99
Total investment income	2,967	4,227
Expenses
Interest and debt financing expenses	815	1,805
Management fees	358	429
Professional fees	309	36
Directors' fees	96	—
Other general and administrative expenses	101	16
Total expenses before expense support	1,679	2,286
Expense support (See Note 4)	(81)	—
Net expenses after expense support	1,598	2,286
Net investment income	$1,369	$1,941
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$133	$221
Net change in unrealized gains (losses)	3,124	69
Total net realized and change in unrealized gains (losses)	3,257	290
Net increase (decrease) in net assets resulting from operations	$4,626	$2,231

	Nine Months Ended September 30,
	2020	2019
Investment Income
Interest income	$8,301	$11,367
Payment-in-kind interest income	7	—
Other income	205	283
Total investment income	8,513	11,650
Expenses
Interest and debt financing expenses	2,761	5,254
Management fees	994	1,168
Professional fees	1,043	82
Directors' fees	287	—
Other general and administrative expenses	409	35
Total expenses before expense support	5,494	6,539
Expense support (See Note 4)	(266)	—
Net expenses after expense support	5,228	6,539
Net investment income	$3,285	$5,111
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$231	$336
Net change in unrealized gains (losses)	(4,438)	180
Total net realized and change in unrealized gains (losses)	(4,207)	516
Net increase (decrease) in net assets resulting from operations	$(922)	$5,627

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments decreased to $3.0 million and $8.5 million, respectively, for the three and nine months ended September 30, 2020 from $4.2 million and $11.7 million, respectively, for the same period in the prior year, primarily due to the overall decrease in the size of our portfolio from the comparable prior year periods. The decrease in our portfolio from the comparable period was a result of sale and repayment activity occurring prior to the Merger on December 31, 2019 and during the first six months of 2020. In addition, our investment activity decreased in the first quarter of 2020 due to the pending effectiveness of our Registration Statement with the SEC and during the second quarter of 2020 due to onset of the COVID-19 pandemic. Our investment activity began to increase towards the end of the third quarter of 2020. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering of our common stock and expect our investment income to grow commensurately. The COVID-19 pandemic has and may continue to negatively impact our portfolio growth and may cause liquidity issues at certain of our portfolio companies, in turn which could restrict their ability to make cash interest payments.

Total expenses before expense support decreased to $1.7 million and $5.5 million, respectively, for the three and nine months ended September 30, 2020 from $2.3 million and $6.5 million, respectively, for the same period in the prior year. The decrease in interest and debt financing expenses for the three and nine months ended September 30, 2020 compared to the comparable periods in 2019 was primarily driven by the decrease in usage of the Financing Facility (defined below) and a decrease in LIBOR. Historical operating expenses do not reflect the increased allocation of certain professional fees, administrative and other expenses that have been incurred following the election to become a BDC. Accordingly, the operating expenses incurred during the three and nine months ended September 30, 2020 are not comparable to the operating expenses prior to the Merger and our election to become a BDC.
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
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2020	$2,347	$—	$2,347
December 31, 2019	1,696	—	1,696
Net realized gain or loss and Net change in unrealized appreciation (depreciation) on investments
The net realized gain (loss) on investments decreased to $133 thousand for the three months ended September 30, 2020 from $221 thousand for the same period in the prior year, due to gains or losses on repayment and/or sales activity during the periods.
The net realized gain (loss) on investments decreased to $231 thousand for the nine months ended September 30, 2020 from $336 thousand for the same period in the prior year, due to gains or losses on repayment and/or sales activity during the periods.
We recorded a net change in unrealized appreciation of $3.1 million for the three months ended September 30, 2020, compared to net unrealized appreciation of $69 thousand for the same period in the prior year, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized depreciation of $(4.4) million for the nine months ended September 30, 2020, compared to net unrealized appreciation of $180 thousand for the same period in the prior year, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net gain for the three months ended September 30, 2020 was the result of an improvement in the overall financial markets compared to the prior three and six month periods ended June 30, 2020. The fair value of our portfolio investments was positively impacted by a tightening of the credit spread environment and improved financial performance by the portfolio companies that were impacted less significantly by the COVID-19 pandemic.

The total net loss for the nine months ended September 30, 2020, was primarily related to the overall financial markets decline, which directly impacted the prices of our portfolio investments. The fair value of our portfolio investments was negatively impacted by a widening credit spread environment and a decline in financial performance of the portfolio companies due to the COVID-19 pandemic. The fair values of our portfolio investments in certain industries that experienced heightened effects of the COVID-19 pandemic, such as Services: Consumer, were most impacted.
Management continues to monitor the impact of the COVID-19 pandemic on the portfolio, which may incur additional unrealized depreciation in the future to the extent that the credit risk of our portfolio companies increases as a result of deterioration in their financial conditions.
Liquidity and capital resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing and Subscription Facilities. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% Asset Coverage Ratio. As of September 30, 2020, our asset coverage ratio was 182.8%.
Cash and restricted cash as of September 30, 2020, taken together with our uncalled capital commitments of $196.5 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2020, we had $47.8 million available under our Financing Facility and $25.0 million available under our Subscription Facility.
For the nine months ended September 30, 2020, our cash and cash equivalents balance increased by $21.0 million. During that period, $(23.2) million was used for operating activities, primarily due to investment purchases of $74.2 million, offset by $33.2 million in repayments and sales of investments in portfolio companies. During the same period, $44.2 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $40.0 million, proceeds from secured borrowings of $42.5 million and repayments of secured borrowings of $(36.0) million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of September 30, 2020, TIAA owned 3,310,590 shares of our common stock.

On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of September 30, 2020, we had received capital commitments totaling $302.7 million ($196.5 million remaining undrawn) of which $100.0 million ($33.8 million remaining undrawn) is from an affiliated entity of the Company, TIAA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to September 30, 2020:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
Dividends and Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
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

The following table summarizes the dividends declared from inception through September 30, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Shares Issued
August 4, 2020	August 4, 2020	August 11, 2020	34

Income Taxes
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
Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note ("Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I. See Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our debt.
The amount of the borrowings under the Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of one-month LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. The scheduled maturity date of the Financing Facility was October 28, 2022. As of September 30, 2020, the Financing Facility bears interest at one-month LIBOR plus 2.25% per annum. The Financing Facility includes certain financial covenants related to asset coverage and liquidity and other maintenance covenants. Refer to Recent Developments section for a discussion on the subsequent amendment to the Financing Facility.
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender.

The Subscription Facility has a maximum facility amount of $30 million subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase our shares of the Company, to the extent the capital commitments of such investors have also been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.
The Subscription Facility will mature upon the earliest of: (a) September 10, 2021 (b) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence and during the continuance of an event of default; (c) the date of the occurrence of an event of default pursuant to the Subscription Facility, (d) the date upon which the Company terminates the commitments pursuant to the Subscription Facility; or (e) 45 days prior to any capital call termination event (which shall include, without limitation, an Exchange Listing).
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. The Subscription Facility contains certain customary affirmative and negative covenants and events of default.
Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$119,935	$—	$119,935	$—	$—
Subscription Facility	5,000	5,000	—	—	—
Total debt obligations	$124,935	$5,000	$119,935	$—	$—

	Payments Due by Period
As of December 31, 2019	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility	$118,435	$—	$118,435	$—	$—
Total debt obligations	$118,435	$—	$118,435	$—	$—

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

Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. As of September 30, 2020 and December 31, 2019, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	September 30, 2020	December 31, 2019
Blackbird Purchaser Inc	$127	$640
Brillio LLC	500	1,000
Cornerstone Advisors of Arizona LLC	216	—
Diligent Corporation	502	—
Gabriel Partners LLC	1,588	—
NJEye LLC	2,277	351
North Haven Spartan US Holdco LLC	—	1,228
Output Services Group Inc	—	24
Syndigo LLC	4,375	—
TailWind Randys LLC	500	500
Unified Physician Management LLC	—	432
Warrior Acquisition Inc	622	—
Total unfunded commitments	$10,707	$4,175
Recent Developments
On October 1, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,057,641 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $20.0 million. The final funding and closing of the transaction occurred on October 21, 2020.
On October 19, 2020, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $7.0 million.
On October 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,870,660 shares of the our common stock, par value $0.01 per share, for an aggregate offering price of $35.0 million. The shares are expected to be issued on or about November 6, 2020.
On October 28, 2020, we amended our Financing Facility. The amendment increased the maximum facility amount available from $175 million to $275 million, and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The Financing Facility, as so amended, also requires us to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
On November 4, 2020, our Board declared a quarterly dividend of $0.23 per share, which will be paid on or about November 11, 2020 to shareholders of record as of November 4, 2020.

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
Interest Rate Risk
We will be subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of September 30, 2020, 99.11% of the loans held in our investment portfolio had floating interest rates and 0.89% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the Financing Facility are subject to floating interest rates and as of September 30, 2020 are paid based on one-month LIBOR, plus 2.25 % per annum and borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2020. Interest expense is calculated based on the terms of the Financing Facility and Subscription Facility, using the outstanding balance as of September 30, 2020. Interest expense on the Financing Facility and Subscription Facility is calculated using the interest rate as of September 30, 2020, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$208	$(417)	$625
Base Interest Rate	279	—	279
+100 Basis Points	1,183	1,669	(486)
+200 Basis Points	4,115	3,338	777
+300 Basis Points	7,046	5,007	2,039

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

ITEM 1A. RISK FACTORS
With the exception of the below risk factors set forth below, there have been no material changes known to us during the nine months ended September 30, 2020 to the risk factors previously disclosed under Item 1A of our Form 10 Registration Statement. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10 Registration Statement filed with the SEC on January 29, 2020, which is accessible on the SEC’s website at sec.gov.

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

The COVID-19 pandemic has delivered a shock to the global economy. Containment efforts around the world have halted business and manufacturing operations and restricted people’s movement and travel. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies effected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.
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
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments.

Any public health emergency, including the COVID-19 pandemic, may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. If we are unable to obtain credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and be declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

There is uncertainty surrounding potential legal, tax, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level U.S. federal income tax, we will need to make sufficient distributions, a portion of which may be paid in shares of our common stock, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On October 23, 2020, we delivered a drawdown notice to our shareholders relating to the issuance of 1,870,660 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $35.0 million. The shares are expected to be issued on or about November 6, 2020.
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

10.1
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders. (4)

10.2

Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender. (5)

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
(4)Previously filed on September 15, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(5)Previously filed on October 30, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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

Date: November 6, 2020