Form 10-K
period 2020-12-31
Nuveen Churchill Direct Lending Corp.
filed 2021-03-12
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56133
NUVEEN CHURCHILL DIRECT LENDING CORP.
(Exact name of registrant as specified in its charter)

Maryland	84-3613224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Park Avenue, 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 207-2003
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, there was no established public market for the registrant's common stock. As of March 12, 2021, the registrant had 9,201,271 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 annual meeting of shareholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the novel coronavirus (“COVID-19”) pandemic, including, without limitation: the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the ongoing effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source and close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments.

Although we believe that the assumptions on which these forward-looking statements are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I.

In this annual report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Company,” refer to Nuveen Churchill Direct Lending Corp. (f/k/a Nuveen Churchill BDC Inc.) (and, if required by context, (i) prior to December 31, 2019 to Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), and (ii) following December 31, 2019 on a consolidated basis with the Predecessor Entity);
•the term “the Adviser” refers to Nuveen Churchill Advisors LLC, a Delaware limited liability company, which serves as our investment adviser;
•the term “Churchill” refers to Churchill Asset Management LLC, a Delaware limited liability company, which serves as our investment sub-adviser;
•the term “Advisers” refers to the Adviser and Churchill together; and
•the term “Administrator” refers to Nuveen Churchill Administration LLC, a Delaware limited liability company, which serves as our administrator.

ITEM 1. BUSINESS

General

We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and we converted into a corporation incorporated under the laws of the State of Maryland on June 18, 2019. We are a specialty finance company organized to maximize the total return to our shareholders primarily in the form of current income achieved through investing in senior secured loans to private equity-owned U.S. middle market companies. Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

Immediately prior to our election to be regulated as a BDC, Nuveen Churchill BDC SPV I LLC, a wholly-owned subsidiary of the Company (“SPV I”), acquired all of the economic equity interests (the “Merger”) of the Predecessor Entity, a Cayman exempt limited liability company managed as a collateralized loan obligation (“CLO”) vehicle that was managed by Nuveen Alternatives Advisors LLC and sub-advised by Churchill.

Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III"), both Delaware limited liability companies, were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). SPV II and SPV III are wholly owned subsidiaries of the Company.

Our investment objective is to provide investors with attractive risk-adjusted returns mainly through current income by primarily investing in senior secured loans to private equity-owned U.S. middle market companies. Our portfolio primarily consists of first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans) (collectively “Senior Loans”). We also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities) (collectively “Junior Capital Investments”).

Each of the Advisers is a limited liability company organized under the laws of the state of Delaware, is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is an indirect, majority- or wholly-owned subsidiary of Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of TIAA, a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund. Nuveen markets a wide range of specialized investment solutions that provide investors access to the capabilities of Nuveen’s investment management affiliates.

The Investment Adviser — Nuveen Churchill Advisors LLC

Nuveen Churchill Advisors LLC, a Delaware limited liability company, serves as the investment adviser to the Company pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). The Adviser is responsible for the overall management of the Company’s activities pursuant to the Investment Advisory Agreement.

The Adviser has delegated substantially all of its day-to-day portfolio-management obligations as set forth in the Investment Advisory Agreement to Churchill pursuant to a sub-advisory agreement, which was originally entered into on December 31, 2019 and which, with the approval of the board of directors of the Company (the "Board"), including a majority of our independent directors, was amended and restated on December 11, 2020 (as amended and restated, the "Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”). The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Investment Advisory Agreement.

The Investment Sub-Adviser — Churchill Asset Management LLC

Churchill serves as a sub-adviser to the Company pursuant to the Sub-Advisory Agreement. In addition to serving as a sub-adviser to the Company, Churchill manages other middle-market investment strategies that seek attractive risk-adjusted returns, managing capital on behalf of third-party institutional investors and the TIAA general account.

As of December 31, 2020, Churchill manages $24.8 billion of committed capital in separate accounts, CLOs and private funds investing in private middle-market leveraged loans, subordinated debt, private equity and related strategies. The investment advice that Churchill provides through the Senior Loan Investment Team is limited primarily to investments in first-lien secured and unitranche loans made principally to private U.S. middle market companies whose typical profile is consistent with below-investment grade debt ratings categories and that are, in most cases, controlled by private equity investment firms. As of December 31, 2020, the team of Churchill investment professionals dedicated to Senior Loan investment opportunities (the “Senior Loan Investment Team”) manages $9.4 billion of committed capital. The investment advice that Churchill provides through teams of investment professionals dedicated to Junior Capital investment opportunities (the “Junior Capital Investment Team” and, together with the Senior Loan Investment Team, the “Investment Teams”) is limited primarily to investments in private equity, equity co-investments and similar equity-related securities, subordinated debt and second-lien loans, in each case made principally in respect of the U.S. middle market. As of December 31, 2020, the Junior Capital Investment Team manages $15.4 billion of committed capital.

Churchill provides investment advisory and management services to the Company. Under the terms of the Sub-Advisory Agreement, Churchill: (i) identifies, evaluates and negotiates the structure of investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors investments; and (iii) determines the securities and other assets to be purchased, retained or sold. The Adviser and Churchill have entered into the Sub-Advisory Agreement, which has been approved by the Board, and the terms of which provide Churchill with broad delegated authority to oversee the Company’s portfolio.

Joint Investment Committee

All investment decisions for the Company require the unanimous approval of the members of a joint investment committee (the “Joint Investment Committee”) comprised of senior investment personnel of both Investment Teams. The members of the Joint Investment Committee are Ken Kencel, Jason Strife and Randy Schwimmer. The Joint Investment Committee is also advised by the investment committees of the Senior Loan Investment Team (the “Senior Loan Investment Committee”) and the Junior Capital Investment Team (the “Junior Capital Investment Committee”), respectively. The Senior Loan Investment Committee is currently comprised of Ken Kencel, Randy Schwimmer, Shai Vichness, Chris Cox and Mat Linett. The Junior Capital Investment Committee is currently comprised of Ken Kencel, Jason Strife, Derek Fricke and Anne Philpott.

Investment Advisory Agreement

The Adviser is responsible for the overall management of the Company’s activities pursuant to the Investment Advisory Agreement. The Adviser has delegated substantially all of its day-to-day portfolio-management obligations as set forth in the Investment Advisory Agreement to Churchill pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Advisory Agreement.

Base Management Fee

The Company pays a management fee (the “Management Fee”) to the Adviser. The Management Fee is payable quarterly in arrears. Prior to any listing of Shares on a national securities exchange (the “Exchange Listing”), or any listing of its securities on any other public trading market, the Management Fee will be calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the Management Fee will be calculated at an annual rate of 1.25% of Average Total Assets.

The Adviser retains 25% of the Management Fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the Sub-Advisory Agreement.

Incentive Fee

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser.

Following an Exchange Listing, the Company will pay an incentive fee to the Adviser that will consist of two parts. The first part will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, our administrator (the “Administrator”), and any interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that the Company never receives.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6% annually). If market interest rates rise, the Company may be able to invest in debt instruments that provide for a higher return, which would increase pre-incentive fee net investment income and make it easier for the Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

Following an Exchange Listing, the Company will pay the Adviser with respect to pre-incentive fee net investment income in each calendar quarter as follows:

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

The following is a graphical representation of the quarterly calculation of the income-related portion of the incentive fee:

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Following an Exchange Listing, the second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains as of the end of the fiscal year following an Exchange Listing. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15.0% of such amount following an Exchange Listing, as applicable, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years following an Exchange Listing.

The Adviser will retain 25% of the incentive fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the Sub-Advisory Agreement.

Expense Support Agreement

The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Adviser or its affiliates. For more information on the Expense Support Agreement see Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Employees

We do not have any internal employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Sub-Advisory Agreement.

Competitive Advantages

Churchill believes that the foundations of its competitive advantage are its long-standing market presence, ability to invest in size, strong relationships with private equity firms, sourcing capabilities, and ability to compete on factors other than pricing. Churchill has built a reputation of professionalism and collaboration that positions it to be a preferred capital provider for private equity sponsors’ capital needs. Churchill believes that this reputation in the marketplace is built upon several factors: strong relationships with private equity firms combined with meaningful private equity fund investments; a robust origination and underwriting capability that offers creative and flexible capital solutions; an experienced and deep management team with substantial middle market finance experience; the benefits of alignment with TIAA, its ultimate parent company and largest client; and a cycle-tested track record.

•Strong relationships with private equity firms combined with meaningful private equity fund investments

Churchill’s Senior Loan Investment Team is led by the members of the Senior Loan Investment Committee, who average over 25 years of middle market lending experience. A majority of the Senior Loan Investment Committee have worked together for more than 13 years, focusing exclusively on originating, underwriting and monitoring middle market senior loans. During this time, the team has developed deep relationships with hundreds of private equity sponsors and has become a preferred partner to them. Dedicated origination professionals source deal flow from these long-established sources, allowing Churchill to review upwards of 500 Senior Loan opportunities per year. The Senior Loan Investment Team’s partnership approach and strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $150 million per transaction, ensure that Churchill sees the widest possible range of Senior Loan transactions in the market and can be highly selective with regards to which borrowers it ultimately decides to provide capital.

Churchill’s Junior Capital Investment Team is led by the members of the Junior Capital Investment Committee. This team has been an active private equity fund investor since 1998, with what Churchill believes is a blue-chip reputation as a limited partner.

•Creative and flexible capital solutions

Because all transactions are unique and require different capital solutions, Churchill’s ability to offer a variety of capital solutions is both differentiated in the market and valued by sponsors. For example, the Senior Loan Investment Team has the ability to pivot between traditional first-lien senior secured loans and unitranche loans, while the Junior Capital Investment Team has the ability to pivot between junior secured or unsecured debt instruments, and also can structure investments in other forms, such as payment-in-kind securities and other instruments that may be similar to preferred equity or equity-like in nature. Both Investment Teams can also offer borrowers delayed draw term loans, further enhancing flexibility. Often, capital requirements change over the course of a transaction. Having the latitude to pivot across investment solutions without compromising the objective of superior risk-adjusted returns has enabled Churchill and its affiliates to build market share over time.

•Robust origination and underwriting platform

Churchill has developed a robust investment process and benefits from a team of professionals that have extensive experience in structuring investments and constructing middle-market loan and junior capital portfolios (See sections below entitled “—Investment Process Overview” and “Management”). By way of example, the members of Churchill’s Senior Loan Investment Committee have on average more than 25 years of industry experience and have focused expertise in originating, underwriting, and monitoring middle market Senior Loan investments. In addition, many of the senior members of the Investment Teams have held senior management and other positions at a number of leading middle market firms and have existing relationships with many of the active participants in the middle market. As a result, we expect that the Company will continue to be well positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored companies, a market segment where Churchill has years of investing experience.

In addition, on the basis of the relationships and partnerships that Churchill has established over the years, Churchill believes that it will be able to provide the Company with a large and diverse pipeline of middle market investment opportunities, thereby allowing it to be highly selective and to maintain underwriting standards. Using a disciplined approach, the Investment Teams will seek to minimize credit losses through comprehensive due diligence of Portfolio Company fundamentals, terms and conditions and covenant packages. Similarly, following each middle market investment, it implements a regimented credit monitoring system that involves daily, weekly, monthly, and quarterly reviews and analysis by the investment professionals, which it believes may enable it to identify problems before it faces difficult liquidity constraints.

•Experienced and deep management

Churchill is led by industry veterans who bring an average of over 25 years’ experience in middle market investing. Senior management and the Investment Teams have a long history of working together focused exclusively on originating, underwriting, and monitoring middle market investments. The predecessor company managed by Churchill’s senior management team, Churchill Financial, LLC (“Churchill Financial”), was founded in 2006 by current senior management team members Ken Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Financial Founders”). This core management team has been strengthened with the additions of David Heilbrunn, an original Churchill Financial team member, as Head of Product Development and Capital Raising in 2016, Shai Vichness as Chief Financial Officer in 2018 (solidifying the significant role he had in launching Churchill as a part of TIAA’s asset management division (now doing business as Nuveen) in 2015); and Mat Linett, a long-time senior investment professional of Churchill Financial and Churchill, as Head of Underwriting in early 2019. The Churchill Financial Founders, together with Messrs. Vichness and Linett, now comprise the Senior Loan Investment Committee.

In January 2020, Nuveen’s junior capital and private equity business merged with Churchill. While Churchill’s senior lending and junior capital/private equity investment teams continue to approach the market with distinct investment processes, the merger has combined Nuveen’s middle market private capital capabilities into one platform to achieve increased collaboration and scale, allowing Churchill to be a one-stop capital provider of choice to private equity firms and institutional investors. In connection with this combination, Jason Strife joined the Churchill Financial Founders and Messrs. Heilbrunn, Vichness and Linett as part of the Churchill Management Team. The Junior Capital Investment Team brings rich experience in middle market private equity, mezzanine lending, investment banking, and capital markets roles, with several team members having experience investing across the entire balance sheet.

•Benefits of alignment with Nuveen and TIAA

Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s parent company, TIAA. Additionally, Churchill invests in Senior Loans on behalf of TIAA’s general account side-by-side with third party investors. The Junior Capital Investment Team also invests on behalf of the TIAA general account. This alignment ensures that Churchill consistently thinks and acts like a long-term investor in the asset class.

•Cycle tested track record

Churchill is differentiated by the success and length of its track record. The Senior Loan Investment Team has a demonstrated ability to effectively invest across market cycles.

Investment Strategy

We primarily target loans to U.S.-based middle market companies that require capital for growth, acquisitions, recapitalizations, and refinancings, with a focus on companies controlled by private equity investment firms. In addition, we may also make investments in non-private equity owned public or private companies of various sizes. We seek to partner with strong management teams executing long-term growth strategies. Target Portfolio Companies will typically exhibit some or all of the following characteristics:
•annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million - $100 million, with a focus on EBITDA of $10 million - $50 million;
•significant cash equity capitalization supported by a private equity sponsor;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records and the ability to successfully operate in a leveraged environment and to adapt to challenging economic or business conditions;
•strong recurring revenue or “re-occurring” revenue, with good visibility of backlog and revenue;
•stable, predictable cash flows with low technology and market risks;
•diversified product offering and customer base;
•low capital expenditure requirements;
•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages; and
•defensible niche strategy or other barriers to entry.
While Churchill believes that the criteria listed above are important in identifying and investing in prospective Portfolio Companies, not all of these criteria necessarily will be met by each prospective Portfolio Company. In addition, subject to its Charter and Bylaws, the Company may change its investment objective and/or investment criteria over time without notice to or consent from shareholders.

Portfolio Composition

As of December 31, 2020 and 2019, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$326,933	$323,427	96.47%	$178,754	$178,780	100.00%
Subordinated Debt	9,722	9,749	2.91%	—	—	—
Equity Investments	2,083	2,083	0.62%	—	—	—
Total	$338,738	$335,259	100.00%	$178,754	$178,780	100.00%
Largest portfolio company investment	$14,758	$14,967	4.46%	$6,887	$6,943	3.88%
Average portfolio company investment	$5,553	$5,496	1.64%	$3,886	$3,887	2.17%
The industry composition of our portfolio as a percentage of fair value as of December 31, 2020 and 2019 was as follows:

Industry Composition	December 31, 2020	December 31, 2019
Aerospace & Defense	5.7%	4.6%
Automotive	1.1	3.8
Banking, Finance, Insurance, Real Estate	7.3	10.0
Beverage, Food & Tobacco	7.0	1.6
Capital Equipment	2.6	2.3
Chemicals, Plastics, & Rubber	0.7	1.4
Construction & Building	1.2	2.4
Consumer Goods: Durable	3.3	7.1
Consumer Goods: Non-durable	7.7	7.5
Containers, Packaging & Glass	9.8	5.2
Energy: Electricity	—	0.5
Healthcare & Pharmaceuticals	0.8	4.5
High Tech Industries	17.4	23.9
Hotel, Gaming & Leisure	0.8	—
Media: Advertising, Printing & Publishing	0.9	—
Media: Diversified & Production	2.1	—
Retail	2.6	5.0
Road and Rail	—	1.2
Services: Business	15.4	7.7
Services: Consumer	3.4	1.5
Telecommunications	3.7	7.4
Transportation: Cargo	5.9	2.4
Utilities: Electric	0.6	—
Total	100.0%	100.0%

See the Consolidated Schedules of Investments as of December 31, 2020, and 2019 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Investment Process Overview

Churchill views the investment process employed on behalf of the Company as consisting of four distinct phases described below:

Origination. Each Investment Team will source middle market investment opportunities through the investment team’s network of relationships with private equity firms and other middle market lenders. Each Investment Team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford the Company the opportunity to establish favorable portfolio diversification.

Credit Evaluation. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective Portfolio Company, which the Investment Teams refer to as the “Management Case.” The key criteria that each Investment Team intends to consider include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to the Company’s investment and (iii) a conclusion that the overall Base Case and in most cases a “downside case” allows for adequate debt repayment and deleveraging. In evaluating a particular company, each Investment Team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing. Each Investment Team’s due diligence process for middle market credits will typically entail:
•a thorough review of historical and pro forma financial information;
•meetings and discussions with management;
•a review of loan documents and material contracts;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key managers;
•third-party research relating to the company’s business, industry, markets, products and services, customers and competitors;
•the commission of third-party analyses when appropriate;
•sensitivity of Management Case projections; and
•various cash flow analyses.
Each Investment Team’s deal screening, underwriting, approval and closing processes are substantially similar. The following chart summarizes the investment process of the Investment Teams:

•    Assess each potential financing opportunity based on defined screening criteria, or “credit box”, with a commitment to provide initial feedback in a timely manner
•    Evaluate worthwhile transactions through staged “Early Read” or “Matrix” process which employs proprietary screening and underwriting templates
•    Selected transactions clear the “Early Read” or “Matrix” process and enter due diligence

•    Understand sponsor investment thesis and risk considerations
•    Assess qualitative factors, e.g., management meetings and site visit
•    Evaluate industry diligence to determine market position and competitive advantage
•    Review quarterly earnings, industry reports, and consultant reports
•    Produce financial models including management projections, proprietary base case projections, and break-even analysis

•    Prepare Investment Approval Memorandum for review and approval by the applicable Investment Committee and by the Joint Investment Committee of the Company
•    Review and negotiate transaction documents
•    Closing Memo documents any changes from approval or provides results of any additional post-approval due diligence
•    Closing Memo required for funding

Execution. In executing transactions, each Investment Team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed Portfolio Investment will deliver a memorandum to the relevant Investment Committee(s). Once an investment has been approved by a unanimous vote of such Investment Committee, the memorandum will be delivered to the Joint Investment Committee of the Company. Once an investment has been approved by a unanimous vote of the Joint Investment Committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a Portfolio Investment is funded after execution of a final closing memorandum.

Monitoring. The Investment Teams view active portfolio monitoring as a vital part of the investment process and further consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to monitoring performance. The Investment Teams will implement a monitoring template designed to reasonably ensure compliance with these standards. This template will be used as a tool by the Investment Teams to assess investment performance relative to plan.

As part of the monitoring process, the Senior Loan Investment Team has developed risk policies pursuant to which it will regularly assess the risk profile of each of the Company’s Senior Loan investments, and in a similar manner the Junior Capital Investment Team will regularly assess the risk profile for each of the Company’s Junior Capital Investments. The Investment Teams will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

The Investment Teams monitor and, when appropriate, change the investment ratings assigned to each investment in the Company’s portfolio. Each Investment Team reviews the investment ratings in connection with monthly and quarterly portfolio reviews. In addition, the Investment Teams employ what they believe is a proactive monitoring approach as illustrated in the chart below:

Daily/ weekly	Monthly	Quarterly	Ongoing
•    Weekly Joint Investment Team pipeline meeting
•    Investment Team meeting as required
•    Review news stories on borrowers/industries and market data via news wires and email alerts
•    Assess potential covenant defaults
•    Upgrades/downgrades of internal risk ratings evaluated by deal teams and senior management as information is learned

•    Monthly meetings to discuss Management Notice and Watchlist Investments
•    Evaluate internal risk rating
•    Credit Surveillance Reports and/or Portfolio Review Templates updated monthly or quarterly following review of financials
•    Conduct analysis of company results, industry trends, key ratios, and liquidity

•    Senior management review of portfolio level metrics and trends
•    Deals covered in portfolio review depend on internal risk rating with downgraded Senior Loan investments and all Junior Capital Investments reviewed each quarter
•    Review quarterly financials and compliance certificates
•    Complete portfolio valuations
•    Compare financials to prior year, budget, and the Base Case
•    Evaluate cushion to breakeven cash flow and covenant default levels
•    Review and confirmation of internal risk rating

•    Amendments and waivers negotiated, approved, documented, and closed by deal team
•    Conduct calls with agent, sponsor, and borrower as needed
•    Junior Capital Investment Team attends advisory board meetings to the extent they have observation rights
•    Monitor ESG risks, concerns and opportunities

Environmental, Social and Governance Policies

Churchill has a formal environmental, social and governance ("ESG") policy. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards, including certain ESG factors, throughout its origination, underwriting and portfolio management processes. Churchill’s ESG policy is updated as needed to reflect changing practices and industry standards.

Competition

The Company’s primary competitors in acquiring credit investments in middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of the Company’s potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to the Company. In addition, some of our competitors may have higher risk tolerances or different risk assessments than those of the Company, which could allow them to consider a wider variety of investments and establish more relationships than those established by the Investment Teams. There cannot be any assurance that the competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering (“IPO”) or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

The Private Offering

Pursuant to a private offering of our shares of common stock (the "Private Offering"), we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act. There will be no limit on the number of shares or the amount of capital raised in connection with the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional Shares up to the amount of their respective unfunded capital commitments. The initial closing of the Private Offering was held on March 13, 2020 (the “Initial Closing”). The Company expects to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board.

Potential Liquidity Options

Subject to approval by the Board, the Company may seek an Exchange Listing and may complete an IPO in connection with such Exchange Listing. If the Company is unable to complete an Exchange Listing within five years of the Initial Closing, subject to up to two one-year extensions in the discretion of the Board, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the Charter and Bylaws.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;

(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
(2)Securities of any eligible portfolio company controlled by the Company;
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company;
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. A BDC must also offer to make available to the issuer of the qualifying assets significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, the Company’s investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company’s assets would be qualifying assets.

Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of stock that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Senior Securities; Asset Coverage Ratio. The Company is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (i.e., we can borrow $2 for every $1 of equity), if certain requirements are met. In connection with the organization of the Company, the Board and TIAA (as the Company’s initial shareholder) authorized the Company to adopt the 150% Asset Coverage Ratio.

In addition, while certain types of senior securities remain outstanding, the Company will be required to make provisions to prohibit the payment of any dividend distribution to our shareholders or the repurchase of such Shares unless we meet the applicable Asset Coverage Ratio at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of section 61(a)(1) of the 1940 Act.

We currently have in place a revolving credit facility (the “Subscription Facility”) and two special purpose vehicle asset credit facilities (the “SPV I Financing Facility,” and the “SPV II Financing Facility,” respectively), and in the future may enter into additional credit facilities. For more information on our credit facilities see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Code of Ethics. The Company and each of the Advisers are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s officers and the Adviser’s employees. The Company has also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 430 Park Avenue, 14th Floor, New York, NY 10022. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC.

The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Advisers, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and its affiliates, and the allocation procedures of Churchill. On June 7, 2019, the Advisers, the Company, and certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates were granted an order (the “Order”) that permits the Company greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by either of the Advisers or their respective affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by either of the Advisers and their affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of the Company’s independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s shareholders and do not involve overreaching of the Company or the Company’s shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment strategies and policies. The Board will regularly review the allocation policy of Churchill.

Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

The Company is also required to provide and maintain a bond issued by a reputable fidelity insurance company to insure against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Company is not permitted to change the nature of its business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of its outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedures

The Board has delegated the responsibility for voting proxies relating to portfolio securities held by the Company to the Adviser, and has approved the delegation of such responsibility from the Adviser to Churchill, and has directed Churchill to vote proxies relating to portfolio securities held by the Company consistent with the duties and procedures set forth in Churchill’s policies and procedures. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in such policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.

Churchill acts as a fiduciary of the Company and must vote proxies in a manner consistent with the best interest of the Company and its shareholders. In discharging this fiduciary duty, Churchill must maintain and adhere to its policies and procedures for addressing conflicts of interest and must vote proxies in a manner substantially consistent with its policies, procedures and guidelines, as presented to the Board.

Any actual or potential conflicts of interest between the Company and Churchill arising from the proxy voting process will be addressed by the application of Churchill’s proxy voting procedures. In the event Churchill determines that a conflict of interest cannot be resolved under Churchill’s proxy voting procedures, Churchill is responsible for notifying the Board or the Audit Committee of such irreconcilable conflict of interest and assisting the Board or the Audit Committee with any actions it determines are necessary.

Proxy Policies

Churchill will vote all proxies relating to our portfolio securities in the best interest of our shareholders. Churchill reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although Churchill will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, Churchill may vote for such a proposal if there exist compelling long-term reasons to do so. Churchill will abstain from voting only in unusual circumstances and where there is a compelling reason to do so. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in its policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.

Churchill’s proxy voting decisions are made by members of the applicable Investment Team who are responsible for monitoring each of our investments. Any actual or potential conflicts of interest between the Company and Churchill arising from the proxy voting process will be addressed by the application of the Churchill’s proxy voting procedures. In the event Churchill determines that a conflict of interest cannot be resolved under Churchill’s proxy voting procedures, Churchill will be responsible for notifying the Board or the audit committee of the Board of such irreconcilable conflict of interest and assisting the Board or the audit committee of the Board with any actions it determines are necessary.

Proxy Voting Records

You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Direct Lending Corp., 430 Park Avenue, 14th Floor, New York, NY 10022, Attention: Chief Compliance Officer, Thomas Grenville or by emailing our investor relations team at NCDL-IR@churchillam.com.

Privacy Policy

The following information is provided to help investors understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.

In order to provide you with individualized service, the Company collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Company (such as purchases of Shares and account balances). The Company may also collect such information through your account inquiries by mail, email, telephone, or web site.

The Company does not disclose any nonpublic personal information about you to anyone, except as permitted by law. Specifically, so that the Company, the Advisers and their affiliates may continue to offer services that best meet your investing needs, the Company may disclose the information we collect, as described above, to companies that perform administrative or marketing services on behalf of the Company, such as transfer agents, or printers and mailers that assist us in the distribution of investor materials. These companies will use this information only for the services for which they have been hired, and are not permitted to use or share this information for any other purpose.

We will continue to adhere to the privacy policies and practices described in this notice if you no longer hold Shares of the Company.

The Company and the Advisers maintain internal security procedures to restrict access to your personal and account information to those officers and employees who need to know that information to service your account. The Company maintains physical, electronic and procedural safeguards to protect your nonpublic personal information.

Reporting Obligations

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 430 Park Avenue, 14th Floor, New York, NY, 10022. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).

Summary Risk Factors

The following is a summary of the principal risks that an investor should carefully consider before investing in our Shares:

We are subject to risks related to our business and structure.
•The Company has a limited operating history.
•We depend upon the senior management of Churchill for our success, and upon its access to the investment professionals of Nuveen and its affiliates.
•There may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.
•The recommendations given to us by our Investment Adviser may differ from those rendered to its other clients.
•The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.
•We do not expect to replicate the historical performance of other entities managed or supported by Churchill.
•There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity.
•We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

•Our portfolio may be exposed to risks associated with changes in interest rates.
•We may experience fluctuations in our quarterly operating results.
•Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.
•We are currently operating in a period of significant market disruption and economic uncertainty.
•Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.
•The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•The Board may change our investment objective, operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse.
•The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
•Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.
We are subject to risks related to our operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.
•We intend to invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in Senior Loans, unitranche secured loans and securities, junior debt securities, “covenant-lite” loans and equity-related securities.
•The lack of liquidity in our investments may adversely affect our business.
•Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.
•We will be a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Defaults by our portfolio companies will harm our operating results.
We are subject to risks related to an investment in our Shares.
•There is currently no public market for our Shares, and the liquidity of your investment is limited.
•If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.
•Investing in our Shares may involve an above-average degree of risk.
•There are restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Shares and the price at which holders may be able to sell the Shares.

Taxation as a RIC

We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Company:
•qualifies as a RIC; and
•satisfies the Annual Distribution Requirement,
then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to shareholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

In addition, if we fail to distribute in a timely manner an amount equal to at least the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gain that we recognized in preceding years, but were not distributed, during such year and on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirements”), we are liable for a 4% excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of its assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of its assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
The Company may be required to recognize taxable income in circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual, it may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though it will not have received the corresponding cash amount.

Although the Company does not presently expect to do so, it is authorized to borrow funds, to sell assets and to make taxable distributions of its Shares and debt securities in order to satisfy distribution requirements. The Company’s ability to dispose of assets to meet distribution requirements may be limited by (i) the illiquid nature of its portfolio and/or (ii) other requirements relating to its status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If the Company is unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, it may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, the Company is not permitted to make distributions to our shareholders while debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If the Company is prohibited from making distributions, it may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. The Company will monitor its transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If Company expenses in a given year exceed investment company taxable income, the Company would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to shareholders even if such income is greater than the aggregate net income it actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Failure to Qualify as a RIC

If the Company were to become unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to tax on all of its taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to shareholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gains, would generally be taxable to shareholders as ordinary dividend income to the extent of the Company’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that the Company elects to recognize on requalification or when recognized over the next five years.

ITEM 1A. RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Company’s Business and Structure

The Company has a limited operating history.

The Company began investment operations in March of 2020, and, as a result, has limited operating history and financial information on which investors can evaluate an investment in the Shares or prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless.

We depend upon the senior management of Churchill for our success, and upon its access to the investment professionals of Nuveen and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Sub-Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with the Company, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

Churchill will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The Joint Investment Committee that oversees our investment activities is comprised of representatives of both Investment Teams. The Joint Investment Committee consists of Messrs. Kencel, Strife and Schwimmer. The loss of any member of the Joint Investment Committee or of other Nuveen senior investment professionals could negatively impact the Company’s ability to achieve its investment objectives and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of Churchill to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals of Churchill to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of Churchill fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of Churchill have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Churchill has substantial responsibilities under the Sub-Advisory Agreement. The senior origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committee have to other clients.

The senior investment professionals and members of the investment committee of each Investment Team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife and Schwimmer have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates may earn additional fees related to the securities in which the Company invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Company invests, in which case Churchill and its affiliates receive compensation from the issuers of such securities, which compensation would be paid to them separately from management fees paid by the Company. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Churchill may also simultaneously be managing certain securities for the Company and the same investments on a whole-loan, whole-security basis for TIAA pursuant to separate engagements, which may lead to conflicts of interest.

As described herein, in certain instances, it is possible that other entities managed by Churchill or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by the Company, and which may be acquired at different times at lower or higher prices. Those investments may also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests which are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

There may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.

Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Company and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliate (“Loan Syndicate”). The participants in a Loan Syndicate (the “Loan Syndicate Participants”), in addition to the Company and its affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the Portfolio Investment is a part or in different positions in the capital structure under such Portfolio Investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the Portfolio Investments held by the Company and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which the Company’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Company and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of the Company, and may exercise such control in a manner adverse to the interests of the Company.

In addition, TIAA, as advised by an affiliate of the Advisers, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Company will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit the Company’s ability to invest in such portfolio companies. TIAA (and other private clients managed by affiliates of the Advisers) may also hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Advisers when making investment decisions.

The recommendations that Churchill gives to the Company may differ from those rendered to its other clients.

Churchill and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Company even though such other clients’ investment objectives may be similar to the Company’s, which could have an adverse effect on our business, financial condition and results of operations.

Each Investment Team or each Investment Committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of each Investment Team and the senior professionals and members of each investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.

In the course of our investing activities, we pay management and incentive fees to the Advisers. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, the Advisers benefit when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

In addition, certain investment professionals share directly in the management fee. Such professionals would face similar conflicts when considering investments for and making decisions on behalf of the Company.

The part of the incentive fee payable to the Advisers that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for Churchill to the extent that it may encourage Churchill to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Churchill may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Advisers are not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to Churchill that relates to our net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Any net investment income incentive fee would not be subject to repayment.

Our incentive fee may induce Churchill to make certain investments, including speculative investments.

The Advisers receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

TIAA (directly or through one or more of its affiliates) has made a significant investment in the Company, which may present certain conflicts of interest.

TIAA, the ultimate parent of the Advisers, has made a significant investment in the Company (directly or through one or more of its affiliates). This may result in TIAA’s ownership of a significant percentage of the Company’s Shares. This may be detrimental to other shareholders as TIAA may control a significant percentage of the shareholder vote and may vote in a manner that is beneficial to the Advisers. TIAA and other shareholders may from time to time hold equity and other interests in the Advisers or their affiliates, which may present conflicts of interest for the Advisers, including senior investment professionals and members of the investment committee making investment decisions for the Company that also provide investment advice to TIAA.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In addition, TIAA (directly or through one or more of its affiliates) intends to invest $100 million in the Company, which includes consideration for its acquisition of 3,310,540 Shares in exchange for all of the outstanding preference shares of the Predecessor Entity, which may result in its ownership of more than 25% of the voting securities of the Company.

We may, however, co-invest with each Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the applicable Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with the Advisers’ or their affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and Churchill’s allocation policy, which Churchill maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, the Advisers, the Company, and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted the Order by the SEC, which permits the Company greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisers or their affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In situations where co-investment with other funds managed by one of the Advisers or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Advisers or their affiliates has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in middle-market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2020, and intend to qualify annually thereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We may access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as original issue discount and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gain incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to corporate-level U.S. federal income tax.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our Asset Coverage Ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred shares, the preferred shares would rank “senior” to Shares in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Shares or otherwise be in your best interest. Holders of our Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our Shares.

As a BDC, we generally are not able to issue our Shares at a price below NAV per share without first obtaining the approval of our shareholders and our independent directors. If we raise additional funds by issuing more Shares or senior securities convertible into, or exchangeable for, our shares, then percentage ownership of our shareholders at that time would decrease, and you might experience dilution. We may seek shareholder approval to sell Shares below NAV in the future.

There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity.

Even though we are an "emerging growth company" under the JOBS Act, we are still subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We intend to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We will incur additional reporting and financial obligations after we cease to be an “emerging growth company” under the JOBS Act.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our Shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the 1933 Act.

We are not currently required to comply with all of the internal control evaluation requirements of the Sarbanes-Oxley Act.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Upon registering the Shares under the 1934 Act, we will be subject to certain provisions of the Sarbanes-Oxley Act and related rules and regulations promulgated by the SEC, and our management will be required to report on our internal control over financial reporting pursuant to Section 404 beginning with our second annual report on Form 10-K. We have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting after the first full year as a reporting company under the 1934 Act. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a publicly-reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an IPO, lead to a decline in the market price of our Shares.

The Small Business Credit Availability Act allows us to incur additional leverage.

The Small Business Credit Availability Act amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. The Board and TIAA (as the Company’s initial shareholder) approved a proposal to adopt an Asset Coverage Ratio of 150% in connection with the organization of the Company. Incurring additional indebtedness could increase the risk of investing in the Company. The 150% Asset Coverage Ratio became applicable to us on December 26, 2019.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our Shares. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Provisions in our credit facility may limit discretion.

At our discretion, we may utilize the leverage available under the Financing Facility for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We may be subject to limitations as to how borrowed funds may be used.

We may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio may be exposed to risks associated with changes in interest rates.

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has delayed the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. On March 5, 2021, the FCA and LIBOR's administrator, the ICE Benchmark Administration (“IBA”) announced that all 35 LIBOR tenors (in the five LIBOR currencies, i.e., USD, GBP, EUR, JPY and CHF) will be discontinued or declared non-representative as of either: (a) immediately after December 31, 2021, or (b) immediately after June 30, 2023. Despite the announcement confirming that certain LIBOR tenors will not be phased out until June 2023, US regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18 when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See “Regulation as a Business Development Company — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•a comparison of the portfolio company’s securities to publicly traded securities;

•the enterprise value of a portfolio company;

•the nature and realizable value of any collateral;

•the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•the markets in which the portfolio company does business; and

•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling Shares during a period in which the NAV understates the value of investments will receive a lower price for their Shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of the Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

On January 31, 2020, the United Kingdom ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom (the “UK”) and the European Union, the UK’s departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged in the U.S., South Arica and Brazil) has to date created significant disruption in supply chains and economic activity. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

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

In addition, due to the outbreak in the United States, the staff of our Advisers is currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

Any public health emergency, including the COVID-19 pandemic, may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a high cost and on unfavorable terms and conditions, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. If we are unable to obtain credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and be declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. An inability to obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

New or modified laws or regulations governing our operations could adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.

We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level U.S. federal income taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of the Churchill to other types of investments in which Churchill may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us. If we invest in commodity interests in the future, the Investment Adviser could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or the Advisers were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering.

We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including its management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. In particular, these expenses, which are “miscellaneous itemized deductions”, are not currently deductible by an individual or other non-corporate investor (and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes). We may qualify as a publicly offered RIC in future taxable years, but we can provide no assurances that we will qualify as a publicly offered RIC for any taxable year.

The Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

The Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Each Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Each Adviser has the right to resign under the Advisory Agreements without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If an Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by each Adviser and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Administrator can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our shares of common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

The Advisers and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. The Advisers may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business work forces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

If the Advisers or the Administrator are unable to maintain the availability of their electronic data systems and safeguard the security of their data, their and our ability to conduct business may be compromised, which could impair liquidity, disrupt business, damage their and our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Advisers and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Advisers and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Advisers’ and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, the Advisers’ and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect ours, the Advisers’ and the Administrator’s business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Advisers or the Administrator may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Advisers and the Administrator may be subject to litigation and financial losses that are not fully insured.

Third parties with which we, the Advisers and the Administrator do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our portfolio companies.

In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and directors, and the diversion of management time and resources.

Churchill may not be able to achieve the same or similar returns as those achieved by our senior management and investment personnel while they were employed at prior positions.

The track record and achievements of the senior investment professionals of Churchill are not necessarily indicative of future results that will be achieved by Churchill. As a result, Churchill may not be able to achieve the same or similar returns as those previously achieved by the senior investment professionals of Churchill.

Soft dollars and research received and conducted on our behalf will be shared by others.

We may and will bear more or less of the costs of soft dollar or other research than other clients of Churchill and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates research efforts to manage the client/fund portfolios of such affiliates.

Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Advisers, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Advisers may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Advisers to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisers may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Advisers come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisers’ information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisers to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisers in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisers will be precluded from providing services to us because of certain confidential information available to those individuals.

Risks Related to Our Operations

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies will be susceptible to economic slowdowns or recessions, including as a result of the COVID-19 pandemic, and may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or Churchill renders significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or Churchill provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to Senior Loans. As such, other creditors may rank senior to us in the event of an insolvency.

We intend to invest in middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We intend to invest in loans to middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in middle-market companies involves a number of significant risks, including that middle-market companies:

•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;

•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;

•may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

We may be subject to risks associated with our investments in Senior Loans.

We intend to invest in Senior Loans. Senior Loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed income instruments, although Senior Loans are senior and secured in contrast to other below investment grade fixed income instruments, which are often subordinated or unsecured. Investment in Senior Loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loans may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the 1933 Act or registered under the 1934 Act. As a result, Churchill will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of Churchill.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our investment in junior debt securities.

We may invest in junior debt securities. Although certain junior debt securities are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefitting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with “covenant-lite” loans.

Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may be subject to risks associated with our investments in unitranche secured loans and securities.

We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We may be subject to risks associated with our investment in equity-related securities.

Our investments may include equity-related securities, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.

Loans may become nonperforming for a variety of reasons.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or any of the Advisers have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans that will underlie our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

Our portfolio may have significant exposure to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, components and may include PIK interest or PIK dividend components. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.

•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the lender.

•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

•OID instruments generally represent a significantly higher credit risk than coupon loans.

•OID income received by us may create uncertainty about the source of our cash distributions to shareholders. For accounting purposes, any cash distributions to shareholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the shareholders, Section 19(a) of the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

•OID and market discount instruments create the risk of non-refundable incentive fee payments to the Adviser based on non-cash accruals that we may not ultimately realize.

We will be a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We will be classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by Churchill’s allocation policy.

Because we will not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

We do not expect to hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Although we expect that our investments will be primarily secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•the ability to cause the commencement of enforcement proceedings against the collateral;

•the ability to control the conduct of such proceedings;

•the approval of amendments to collateral documents;

•releases of liens on the collateral; and

•waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

We may be subject to risks associated with unsecured loans we make to portfolio companies.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We may be subject to risks associated with subordinated investments.

We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We may be subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments may involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

We may in the future make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Shares

There is currently no public market for our Shares, and the liquidity of your investment is limited.

There is currently no public market for our Shares, and a market for our Shares may never develop. Our Shares are not registered under the 1933 Act, or any state securities law and are restricted as to transfer by law and the terms of our Charter. Our shareholders generally may not sell, assign or transfer Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their Shares. Our shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for shareholders.

Our shareholders may experience dilution.

Our shareholders will not have preemptive rights to subscribe for or purchase any Shares issued in the future. To the extent we issue additional equity interests, including in a public offering, a rights offering, or following a subsequent closing, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings or rights offerings and the value of our investments, a shareholder may also experience dilution in the NAV and fair value of our Shares.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our Shares and, assuming that an investor holds our Shares as a capital asset, thereafter as a capital gain.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our shareholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under: "We may choose to pay a portion of our dividends in our own Shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive."

We may choose to pay a portion of our dividends in our own Shares, in which case you may be required to pay tax in excess of the cash you receive.

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

Investing in our Shares may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.

Provisions of the Maryland General Corporation Law and our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of our Shares.

The Maryland General Corporation Law and our Charter and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. The Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or the Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our Bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests to do so, including in light of the Board's fiduciary obligations, applicable federal and state laws, and the particular facts and circumstances surrounding the Board's decision. If such conditions are met, and we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We intend to adopt certain measures that may make it difficult for a third-party to obtain control of us, including provisions of our Charter classifying the Board in three staggered terms and authorizing the Board to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.

There are restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Shares and the price at which holders may be able to sell the Shares.

We are relying on an exemption from registration under the 1933 Act and state securities laws in offering our Shares pursuant to a subscription agreement. As such, absent an effective registration statement covering our Shares, such shares may be resold only in transactions that are exempt from the registration requirements of the 1933 Act and with the prior written consent of the Adviser. Our Shares will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Shareholders may be subject to filing requirements under the 1934 Act as a result of an investment in us.

Because our Shares will be registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Shares must be disclosed in a Schedule 13D or Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of outstanding Shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Shares are subject to reporting obligations under Section 16(a) of the 1934 Act.

Shareholders may be subject to the short-swing profits rules under the 1934 Act as a result of an investment in us.

Persons who hold more than 10% of a class of our Shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered Shares within a six-month period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 430 Park Avenue, 14th Floor, New York, NY 10022, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Shares are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D. There is no public market for our Shares currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

Because Shares are being acquired by investors in transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Adviser’s consent is granted, and (ii) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 12, 2021, there were approximately 86 holders of record of our common stock.

Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2020 were reported in a Form 8-K or Form 10-Q filed with the SEC.

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

We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

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

The following table summarizes the dividends declared from inception through December 31, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares Issued
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2020 and 2019 and period ended December 31, 2018, respectively, is derived from our consolidated financial statements. The financial statements for the years ended December 31, 2020 and 2019 have been audited by PricewaterhouseCoopers LLP. The financial statements for the period ended December 31, 2018 have been audited by Grant Thornton LLP, the auditor of the Predecessor Entity. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes included in this filing.
The selected consolidated financial information and other data below should be read in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below (dollars are in thousands, except per share data):

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
Statement of Operations Data:	2020	2019	2018 (1)
Total investment income	13,303	15,396	4,504
Net expenses after expense support	8,088	8,975	2,796
Net investment income after excise taxes	5,215	6,417	1,708
Net increase (decrease) in net assets resulting from operations	2,145	7,285	1,435

Per share data:
Net asset value	$18.74	$20.00	$19.48
Net investment income per share- basic and diluted	$1.05	$1.58	$0.86
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.43	$1.79	$0.72

	As of December 31,
Balance Sheet Data:	2020	2019	2018
Investments at fair value	335,259	178,780	161,849
Cash and cash equivalents	12,608	3,421	2,236
Total assets	353,460	188,368	164,666
Secured borrowings	188,275	118,348	86,910
Total liabilities	195,819	122,157	93,913
Total net assets	157,641	66,211	70,753

Other Data:
Number of portfolio companies at period end	61	46	41
Weighted average yield on debt investments at period end (1)	6.67%	6.84%	7.29%
________________
(1)For the period from January 12, 2018 through December 31, 2018.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company").
The following analysis of our financial condition and results of operations should be read in conjunction with our financial data and our financial statements and the notes thereto contained in Item 8.—Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. See Item 1A.—Risk Factors in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect, and to qualify annually thereafter, to be treated as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2020. Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
On December 31, 2019, immediately prior to the BDC election, our wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”), merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), leaving SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity became the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. We have consolidated the investments held in SPV I, in accordance with our consolidation policy.
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
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”) we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC (“SPV III”) are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). SPV II and SPV III are wholly owned subsidiaries of the Company and are consolidated in our consolidated financial statements commencing from the date of their formation.
We will from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (“Initial Closing”). We expect to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (our “Fundraising Period”). Our Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of our Board of Directors (our “Board”).

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.

As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the asset coverage requirements under any of our credit facilities as of December 31, 2020. However, any continuing increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants.

We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the possible future impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and other factors used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.
Basis of Accounting
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
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Because we expect that there typically will not be a readily available market price for our target portfolio investments, we expect that the value of most of our portfolio investments will be their fair value as determined by our Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, our Board will receive input from management and the audit committee of the Board (the "Audit Committee"). In addition, our Board has retained one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available at least once during each 12-month period.

Our Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by our Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets, that may affect the price at which similar investments would trade. Our Board may also base its valuation on recent investments and securities with similar structure and risk characteristics. Churchill obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, Churchill may utilize third-party sources.
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
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, the value assigned does not necessarily represent the amount that ultimately might be realized upon sale. Due to the inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
As of December 31, 2020 and 2019, all of our portfolio investments were Level 3 investments.

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
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years then ended December 31, 2020 and 2019, we earned $257 thousand and $365 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $9.6 million, which represents approximately 2.9% of our total investments at fair value. As of December 31, 2019, no loans in the portfolio contained PIK provisions.
Non-accrual: Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2020 and 2019, there were no loans in the portfolio on non-accrual status.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we continue to qualify as a RIC, we generally will not have to pay corporate-level U.S federal income taxes on any income we distribute to our shareholders.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We must be organized in the United States to qualify as a BDC.

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
Our portfolio and investment activity for the years ended December 31, 2020 and 2019 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Investments:
Total investments, beginning of period	$178,754	$162,201
Purchase of investments	211,223	107,122
Proceeds from principal repayments and sales of investments	(51,942)	(91,273)
Payment-in-kind interest	16	—
Amortization of premium/accretion of discount, net	278	214
Net realized gain (loss) on investments	409	490
Total investments, end of period	$338,738	$178,754

Portfolio companies at beginning of period	46	41
Number of new portfolio companies	24	19
Number of exited portfolio companies	(9)	(14)
Portfolio companies at end of period	61	46

As of December 31, 2020 and 2019, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$326,933	$323,427	96.47%	$178,754	$178,780	100.00%
Subordinated Debt	9,722	9,749	2.91%	—	—	—
Equity Investments	2,083	2,083	0.62%	—	—	—
Total	$338,738	$335,259	100.00%	$178,754	$178,780	100.00%
Largest portfolio company investment	$14,758	$14,967	4.46%	$6,887	$6,943	3.88%
Average portfolio company investment	$5,553	$5,496	1.64%	$3,886	$3,887	2.17%
The industry composition of our portfolio as a percentage of fair value as of December 31, 2020 and 2019 were as follows:

Industry Composition	December 31, 2020	December 31, 2019
Aerospace & Defense	5.7%	4.6%
Automotive	1.1	3.8
Banking, Finance, Insurance, Real Estate	7.3	10.0
Beverage, Food & Tobacco	7.0	1.6
Capital Equipment	2.6	2.3
Chemicals, Plastics, & Rubber	0.7	1.4
Construction & Building	1.2	2.4
Consumer Goods: Durable	3.3	7.1
Consumer Goods: Non-durable	7.7	7.5
Containers, Packaging & Glass	9.8	5.2
Energy: Electricity	—	0.5
Healthcare & Pharmaceuticals	0.8	4.5
High Tech Industries	17.4	23.9
Hotel, Gaming & Leisure	0.8	—
Media: Advertising, Printing & Publishing	0.9	—
Media: Diversified & Production	2.1	—
Retail	2.6	5.0
Road and Rail	—	1.2
Services: Business	15.4	7.7
Services: Consumer	3.4	1.5
Telecommunications	3.7	7.4
Transportation: Cargo	5.9	2.4
Utilities: Electric	0.6	—
Total	100.0%	100.0%

The weighted average yields of our investments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average yield on debt and income producing investments, at cost	6.60%	6.84%
Weighted average yield on debt and income producing investments, at fair value	6.67%	6.84%
Percentage of debt investments bearing a floating rate	99.41%	100.00%
Percentage of debt investments bearing a fixed rate	0.59%	—%
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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	315,246	94.0	56	178,780	100.0%	46
5	2,381	0.7	1	—	—	—
6	17,632	5.3	4	—	—	—
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$335,259	100.0%	61	$178,780	100.0%	46
As of December 31, 2020, one portfolio company with a fair value of $2.4 million was downgraded to an Internal Risk Rating of 5 and four portfolio companies with an aggregate fair value of $17.6 million were downgraded to an Internal Risk Rating of 6 due to changes in financial condition and performance of the respective portfolio companies as a result of the COVID-19 pandemic.

Results of Operations
Results comparisons are for the years ended December 31, 2020 and 2019. Results of the Predecessor Entity for the period from January 12, 2018 (Commencement of Operations) through December 31, 2018 can be found in Item 2 of the Company’s registration statement on Form 10 filed on January 29, 2020, which is incorporated by reference herein.
Operating results for the years ended December 31, 2020 and 2019 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Investment Income
Interest income	$13,018	$15,031
Payment-in-kind interest income	28	—
Other income	257	365
Total investment income	13,303	15,396
Expenses
Interest and debt financing expenses	4,486	6,746
Management fees	1,522	1,568
Professional fees	1,299	247
Organization expenses	—	1,705
Directors' fees	383	23
Administration fees	534	64
Other general and administrative expenses	288	318
Total expenses before expense support	8,512	10,671
Expense support (See Note 4)	(424)	(1,696)
Net expenses after expense support	8,088	8,975
Net investment income before excise taxes	$5,215	6,421
Excise taxes	—	4
Net investment income after excise taxes	$5,215	$6,417
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$409	$490
Net change in unrealized gains (losses)	(3,479)	378
Total net realized and change in unrealized gains (losses)	(3,070)	868
Net increase (decrease) in net assets resulting from operations	$2,145	$7,285

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment income
Investment income, attributable to interest and fees on our debt investments decreased to $13.3 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019, primarily as a result of the decrease in our investment activity in the first quarter of 2020 due to the pending effectiveness of our Registration Statement with the SEC and during the second quarter of 2020 due to the onset of the COVID-19 pandemic. Our investment activity began to increase towards the end of the third quarter of 2020 and continued to increase in the fourth quarter of 2020. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering of our common stock and expect our investment income to grow commensurately. The COVID-19 pandemic has and may continue to negatively impact our portfolio growth and may have a negative impact on the liquidity of certain of our portfolio companies, which in turn could restrict their ability to make interest payments.
Expenses
Total expenses before expense support decreased to $8.5 million for the year ended December 31, 2020 from $10.7 million for the year ended December 31, 2019. The decrease in interest and debt financing expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to a decrease in the usage of the SPV I Financing Facility and a decrease in the LIBOR rate of all of our financing facilities.
Historical operating expenses do not reflect the increased allocation of certain professional fees, administrative and other expenses that have been incurred following the election to become a BDC. Accordingly, the operating expenses incurred during the year ended December 31, 2020 are not comparable to the operating expenses prior to the Merger and our election to become a BDC.
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
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2020	$2,403	$—	$2,403
December 31, 2019	1,696	—	1,696
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
The net realized gain on investments decreased to $409 thousand for the year ended December 31, 2020 from $490 thousand for the year ended December 31, 2019, due to gains or losses on repayment and/or sales activity during the periods.
We recorded a net change in unrealized depreciation of $(3.5) million for the year ended December 31, 2020, compared to net unrealized appreciation of $378 thousand for the year ended December 31, 2019, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the year ended December 31, 2020, was primarily related to the overall financial markets decline, which directly impacted the prices of our portfolio investments. The fair value of our portfolio investments throughout 2020 was negatively impacted by a widening credit spread environment and a decline in financial performance of the portfolio companies due to the COVID-19 pandemic. The fair values of our portfolio investments in certain industries that experienced heightened effects of the COVID-19 pandemic, such as Services: Consumer, were most impacted.
Management continues to monitor the impact of the COVID-19 pandemic on the portfolio, which may incur additional unrealized depreciation in the future to the extent that the credit risk of our portfolio companies increases as a result of deterioration in their financial conditions.

Liquidity and capital resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing and Subscription Facilities (each as defined below). The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of December 31, 2020 and December 31, 2019, our asset coverage ratio was 182.0% and 155.9%.
Cash and restricted cash as of December 31, 2020, taken together with our uncalled capital commitments of $191.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2020, we had $121.1 million available under our SPV I Financing Facility (as defined below), $111.8 million available under our SPV II Financing Facility (as defined below) and $12.5 million available under our Subscription Facility (as defined below).
For the year ended December 31, 2020, our cash and cash equivalents balance increased by $9.2 million. During that period, $152.1 million was used for operating activities, primarily due to investment purchases of $211.2 million, offset by $51.9 million in repayments and sales of investments in portfolio companies. During the same period, $161.3 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $95.0 million, proceeds from secured borrowings of $147.7 million and repayments of secured borrowings of $74.0 million.
For the year ended December 31, 2019, our cash balance increased by $1.2 million. During that period, we used $18.0 million in cash towards operating activities, primarily due to new investments in portfolio companies of $107.1 million, partially offset by $91.3 million in repayments and sales of investments in portfolio companies. During the same period, we generated $19.2 million from financing activities, consisting primarily of proceeds from the issuance of the Predecessor Entity's Preference Shares (as defined below), the issuance of 50 Shares in connection with our formation and 3,310,540 Shares in connection with the consummation of the Merger, and borrowings partially offset by distributions and share redemptions.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of December 31, 2020, TIAA owned 3,310,590 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of December 31, 2020, we had received capital commitments totaling $352.6 million ($191.3 million remaining undrawn) of which $100.0 million ($33.8 million remaining undrawn) is from TIAA, an affiliated entity of the Company.

The following table summarizes total shares issued and proceeds received related to capital activity from inception to December 31, 2020 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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

The following table summarizes the dividends declared from inception through December 31, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares Issued
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

Income Taxes
We intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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
SPV I Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note ("SPV I Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on our debt.
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, we amended the SPV I Financing Facility. The amendment increased the maximum facility amount available from $175 million to $275 million and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires us to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, however any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of December 31, 2020, the SPV I Financing Facility bears interest at daily LIBOR plus 2.50% per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
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
The Subscription Facility will mature upon the earliest of: (a) September 10, 2021 (b) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence and during the continuance of an event of default; (c) the date of the occurrence of an event of default pursuant to the Subscription Facility, (d) the date upon which the Company terminates the commitments pursuant to the Subscription Facility; or (e) 45 days prior to any capital call termination event (which shall include, without limitation, a listing of our shares on a national securities exchange (an "Exchange Listing")).
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. The Subscription Facility contains certain customary affirmative and negative covenants and events of default.

SPV II Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SPV II Financing Facility” and, together with the SPV I Financing Facility (the "Financing Facilities")) with SMBC, as the administrative agent, the collateral agent and the lender.
The maximum amount for the SPV II Financing Facility is $150 million (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of December 31, 2020, the SPV II Financing Facility bears interest at one-month LIBOR plus 2.50% per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of December 31, 2020 and 2019 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility - SPV I	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
Financing Facility - SPV II	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

	Payments Due by Period
As of December 31, 2019	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility - SPV I	$118,435	$—	$118,435	$—	$—
Total debt obligations	$118,435	$—	$118,435	$—	$—

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

Expense Support Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may pay certain of our expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. "Available Operating Funds" means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.
No Reimbursement Payment will be made for any quarter if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with US GAAP. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.
Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. As of December 31, 2020 and 2019, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	December 31, 2020	December 31, 2019
Anne Arundel	$631	$—
Arotech	3,514	—
B2B Packaging	178	—
Blackbird Purchaser Inc	—	640
Brillio LLC	500	1,000
Cornerstone Advisors of Arizona LLC	216	—
Diligent Corporation	503	—
Gabriel Partners LLC	1,429	—
Heartland Home Services	2,637	—
NJEye LLC	2,277	351
North Haven Spartan US Holdco LLC	—	1,228
Output Services Group Inc	—	24
PCF Insurance	9,868	—
Resource Label Group LLC	1,043	—
SEKO Global Logistics	907	—
Spectrio II	2,941	—
TailWind Randy's LLC	317	500
Tinuiti	1,961	—
Unified Physician Management LLC	—	432
Warrior Acquisition Inc	622	—
Total unfunded commitments	$29,544	$4,175

Recent Accounting Standard Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04.

Recent Developments

On January 15, 2021, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $81.9 million.
On February 25, 2021, we delivered a drawdown notice to our shareholders relating to the issuance of 785,751 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $15.0 million. The shares are were issued on March 11, 2021.
On March 10, 2021, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $48.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2020, 99.41% of the loans held in our investment portfolio had floating interest rates and 0.59% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the SPV I Financing Facility are subject to floating interest rates and as of December 31, 2020 are paid based on a daily LIBOR, plus 2.50% per annum, borrowings under the SPV II Financing Facility bear interest at a rate of one-month LIBOR plus 2.50% per annum and borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2020. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of December 31, 2020. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of December 31, 2020, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(73)	$(480)	$407
Base Interest Rate	—	—	—
+100 Basis Points	977	1,922	(945)
+200 Basis Points	4,328	3,844	484
+300 Basis Points	7,678	5,765	1,913

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements included in this Annual Report.

NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder of
Churchill Middle Market CLO V Ltd.

Opinion on the financial statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Churchill Middle Market CLO V Ltd. (a Cayman Islands limited liability exempted company and Predecessor Entity to Nuveen Churchill Direct Lending Corp.) (the “Company”) as of December 31, 2018, the related statements of operations, changes in net assets, and cash flows for the period from January 12, 2018 (commencement of operations) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from January 12, 2018 (commencement of operations), through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2018 to 2019.

Charlotte, North Carolina

January 23, 2020

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $338,738 and $178,754, respectively)	$335,259	$178,780
Cash and cash equivalents	12,608	3,421
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,403	1,696
Interest receivable	2,028	1,845
Receivable for investments sold	946	2,576
Prepaid expenses	38	—
Other assets	128	—
Total assets	$353,460	$188,368

Liabilities
Secured borrowings (net of $3,907 and $87 deferred financing costs, respectively) (See Note 5)	$188,275	$118,348
Interest payable	1,276	1,199
Due to adviser expense support (See Note 4)	2,403	1,696
Due to affiliate	—	9
Management fees payable	528	331
Distributions payable	2,356	—
Directors’ fees payable	96	23
Accounts payable and accrued expenses	885	551
Total liabilities	$195,819	$122,157

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 8,413,970 and 3,310,590 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$84	$33
Paid-in-capital in excess of par value	161,003	63,968
Total distributable earnings (loss)	(3,446)	2,210
Total net assets	$157,641	$66,211

Total liabilities and net assets	$353,460	$188,368

Net asset value per share (See Note 8)	$18.74	$20.00

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$13,018	$15,031	$4,277
Payment-in-kind interest income	28	—	—
Other income	257	365	227
Total investment income	13,303	15,396	4,504

Expenses:
Interest and debt financing expenses	4,486	6,746	2,202
Management fees (See Note 4)	1,522	1,568	451
Professional fees	1,299	247	92
Organization expenses	—	1,705	—
Directors' fees	383	23	—
Administration fees (See Note 4)	534	64	51
Other general and administrative expenses	288	318	—
Total expenses before expense support	8,512	10,671	2,796
Expense support (See Note 4)	(424)	(1,696)	—
Net expenses after expense support	8,088	8,975	2,796
Net investment income before excise taxes	5,215	6,421	1,708
Excise taxes	—	4	—
Net investment income after excise taxes	5,215	6,417	1,708

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	409	490	79
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(3,479)	378	(352)
Total net realized and unrealized gain (loss) on investments	(3,070)	868	(273)

Net increase (decrease) in net assets resulting from operations	$2,145	$7,285	$1,435

Per share data:
Net investment income per share - basic and diluted	$1.05	$1.58	$0.86
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.43	$1.79	$0.72
Weighted average common shares outstanding - basic and diluted	4,964,753	4,065,531	1,989,596

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,215	$6,417	$1,708
Net realized gain (loss) on investments	409	490	79
Net change in unrealized appreciation (depreciation) on investments	(3,479)	378	(352)
Net increase (decrease) in net assets resulting from operations	2,145	7,285	1,435
Shareholder distributions:
Distributions of investment income	(5,637)	(5,628)	(882)
Net increase (decrease) in net assets resulting from shareholder distributions	(5,637)	(5,628)	(882)
Capital share transactions:
Issuance of preference shares	—	14,800	70,200
Issuance of common shares, net	94,920	1	—
Redemption of preference shares	—	(21,000)	—
Reinvestment of shareholder distributions	2	—	—
Net increase (decrease) in net assets resulting from capital share transactions	94,922	(6,199)	70,200
Total increase (decrease) in net assets	91,430	(4,542)	70,753
Net assets, at beginning of period	66,211	70,753	—
Net assets, at end of period	$157,641	$66,211	$70,753

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,145	$7,285	$1,435

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(211,197)	(107,122)	(173,510)
Proceeds from principal repayments and sales of investments	51,942	91,273	11,456
Payment-in-kind interest	(16)	—	—
Amortization of premium/accretion of discount, net	(278)	(214)	(68)
Net realized (gain) loss on investments	(409)	(490)	(79)
Net change in unrealized (appreciation) depreciation on investments	3,479	(378)	352
Amortization of deferred financing costs	315	443	100
Amortization of offering costs	(77)	—	—
Changes in operating assets and liabilities:
Due from adviser expense support	(707)	(1,696)	—
Interest receivable	(183)	(1,307)	(538)
Receivable for investments sold	1,630	(2,558)	(18)
Prepaid expenses	(38)	—	—
Other assets	(128)	—	—
Payable for investments purchased	—	(5,866)	5,866
Interest payable	77	335	864
Due to adviser expense support	707	1,696	—
Due to affiliate	(9)	9	—
Management fees payable	197	136	195
Directors’ fees payable	73	23	—
Accounts payable and accrued expenses	334	473	78
Net cash provided by (used in) operating activities	(152,143)	(17,958)	(153,867)

Cash flows from financing activities:
Proceeds from issuance of preference shares	—	14,800	70,200
Proceeds from issuance of common shares	94,997	1	—
Redemption of preference shares	—	(21,000)	—
Shareholder distributions	(3,279)	(5,628)	(882)
Proceeds from secured borrowings	147,747	73,200	100,535
Repayments of secured borrowings	(74,000)	(42,100)	(13,200)
Payments of deferred financing costs	(4,135)	(105)	(525)
Net cash provided by (used in) financing activities	161,330	19,168	156,128

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	9,187	1,210	2,261
Cash and Cash Equivalents and Restricted Cash, beginning of period	3,471	2,261	—
Cash and Cash Equivalents and Restricted Cash, end of period	$12,658	$3,471	$2,261

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$4,248	$5,967	$1,238
Cash paid during the period for taxes	$4	$—	$—
Shares issued in connection with Merger (See Note 7)	—	$66,210	—

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$2	$—	$—

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Cash and cash equivalents	$12,608	$3,421	$2,236
Restricted cash	50	50	25
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$12,658	$3,471	$2,261

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 211.4%
Aerospace & Defense
AEgis Technologies	(6)	First Lien Term Loan	L + 5.00%	6.00%	10/31/2025	$2,523	$2,499	$2,500	1.6%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	9,486	9,348	9,353	5.9%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	3,514	(26)	(49)	—%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	7,500	7,388	7,388	4.7%
Total Aerospace & Defense							19,209	19,192	12.2%

Automotive
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	3,283	3,263	3,293	2.1%
Tailwind Randy's LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	665	344	350	0.2%
Total Automotive							3,607	3,643	2.3%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	11/18/2025	6,113	6,054	6,054	3.8%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.65%	2/28/2025	3,930	3,950	3,893	2.5%
Minotaur Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	5.15%	3/27/2026	4,913	4,855	4,874	3.1%
Payment Alliance International Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/31/2025	6,737	6,731	6,761	4.3%
PCF Insurance (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	3/31/2026	13,000	3,006	3,009	1.9%
Total Banking, Finance, Insurance, Real Estate							24,596	24,591	15.6%

Beverage, Food & Tobacco
GA Foods	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/1/2026	6,136	6,076	6,077	3.9%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,963	14,671	14,685	9.3%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,940	2,905	2,837	1.8%
Total Beverage, Food & Tobacco							23,652	23,599	15.0%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc	(6)	First Lien Term Loan	L + 4.50%	4.75%	4/8/2026	3,936	3,899	3,854	2.4%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	4,863	4,814	4,815	3.1%
Heartland Home Services (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,637	—	(26)	—%
Total Capital Equipment							8,713	8,643	5.5%

Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/29/2025	2,414	2,424	2,377	1.5%
Total Chemicals, Plastics, & Rubber							2,424	2,377	1.5%

Construction & Building
SPI LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,126	4,149	4,067	2.6%
Total Construction & Building							4,149	4,067	2.6%

Consumer Goods: Durable
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	3,868	3,827	3,843	2.5%
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	1,638	1,605	1,628	1.0%
Halo Buyer Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,850	5,778	5,726	3.6%
Total Consumer Goods: Durable							11,210	11,197	7.1%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,912	3,811	3,521	2.2%
Kramer Laboratories Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	6/22/2024	2,928	2,890	2,875	1.8%
Kramer Laboratories Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/22/2024	12,027	11,855	11,860	7.5%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/29/2026	7,500	7,425	7,425	4.8%
Total Consumer Goods: Non-durable							25,981	25,681	16.3%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,153	4,092	4,095	2.6%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,373	1,175	1,175	0.7%
Brook & Whittle Holding Corp	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,744	2,732	2,710	1.7%
Brook & Whittle Holding Corp (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/17/2024	10,256	10,157	10,160	6.5%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Good2Grow LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	11/16/2024	3,002	3,005	3,021	1.9%
Resource Label Group LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	5/26/2023	2,915	2,873	2,898	1.8%
Resource Label Group LLC (Incremental)	(6)	First Lien Term Loan	L + 5.00%	7.25%	5/26/2023	1,043	1,037	1,037	0.7%
Resource Label Group LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.00%	7.25%	5/26/2023	1,043	(5)	(5)	—%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,500	7,425	7,426	4.7%
Total Containers, Packaging & Glass							32,491	32,517	20.6%

Healthcare & Pharmaceuticals
Anne Arundel		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	4/16/2026	1,838	1,802	1,804	1.1%
Anne Arundel (Delayed Draw)		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	4/16/2026	967	317	318	0.2%
Total Healthcare & Pharmaceuticals							2,119	2,122	1.3%

High Tech Industries
Brillio LLC	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,955	2,956	2,977	1.9%
Brillio LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	1,000	500	507	0.3%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,857	12,809	12,903	8.2%
Diligent Corporation (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	503	(12)	2	—%
E2Open LLC	(6) (9)	First Lien Term Loan	L + 5.75%	6.75%	11/26/2024	3,950	3,910	3,950	2.5%
Eliassen Group LLC	(6)	First Lien Term Loan	L + 4.25%	4.40%	11/5/2024	3,608	3,596	3,497	2.2%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	5/31/2024	10,000	9,903	9,902	6.3%
MBS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	7/2/2023	6,310	6,311	6,317	4.0%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.75%	5.75%	3/28/2025	2,289	2,275	2,221	1.4%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/23/2025	6,878	6,875	6,776	4.3%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	11/2/2026	9,499	9,382	9,386	6.0%
Total High Tech Industries							58,505	58,438	37.1%

Hotel, Gaming & Leisure
Eagletree-Carbide Acquisition Corp	(6)	First Lien Term Loan	L + 3.75%	4.75%	8/28/2024	2,676	2,631	2,670	1.7%
Total Hotel, Gaming & Leisure							2,631	2,670	1.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/10/2026	3,039	3,002	3,002	1.9%
Tinuiti (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/10/2026	1,961	(2)	(24)	—%
Total Media: Advertising, Printing & Publishing							3,000	2,978	1.9%

Media: Diversified & Production
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	7,059	6,988	6,990	4.4%
Spectrio II (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,941	(29)	(29)	—%
Total Media: Diversified & Production							6,959	6,961	4.4%

Retail
Pet Holdings ULC	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	2,620	2,616	2,595	1.7%
Pet Holdings ULC (Delayed Draw)	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	295	295	293	0.2%
Pet Supplies Plus LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	12/12/2024	5,890	5,885	5,905	3.7%
Total Retail							8,796	8,793	5.6%

Services: Business
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,218	12,040	12,224	7.8%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,366	2,343	2,371	1.5%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	216	(1)	—	—%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	9,528	9,430	9,549	6.0%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	1,587	158	162	0.1%
Hasa Inc		Subordinated Debt	N/A	10.75% (Cash) 1.75% (PIK)	1/16/2026	1,951	1,914	1,956	1.2%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,981	14,758	14,967	9.5%
LSCS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	4.50%	3/16/2025	1,806	1,789	1,776	1.1%
LSCS Holdings Inc (Delayed Draw)	(6)	First Lien Term Loan	L + 4.25%	4.51%	3/16/2025	424	420	417	0.3%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,909	3,862	3,726	2.4%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	3,939	3,913	3,948	2.5%
Total Services: Business							50,626	51,096	32.4%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,566	5,526	5,107	3.3%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.25%	6.50%	9/16/2024	3,006	709	481	0.3%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,581	2,575	2,191	1.4%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	224	223	190	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,947	3,945	3,010	1.9%
Total Services: Consumer							12,978	10,979	7.0%

Telecommunications
Ensono LP	(6)	First Lien Term Loan	L + 5.25%	5.40%	6/27/2025	2,437	2,427	2,360	1.5%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	697	694	694	0.4%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,936	3,947	3,911	2.5%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25% (Cash) 1.00% (PIK)	11/20/2025	6,775	6,716	5,513	3.5%
Total Telecommunications							13,784	12,478	7.9%

Transportation: Cargo
A&R Logistics Holdings Inc	(6)	First Lien Term Loan	L + 6.50%	7.50%	8/17/2025	4,503	4,460	4,494	2.9%
ENC Holding Corporation	(6)	First Lien Term Loan	L + 4.00%	4.22%	5/30/2025	4,153	4,168	4,006	2.5%
Globaltranz Enterprises LLC	(6)	First Lien Term Loan	L + 5.00%	5.15%	5/15/2026	2,256	2,196	2,120	1.3%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	10.00%	6/30/2027	5,805	5,689	5,689	3.6%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	L + 9.00%	10.00%	6/30/2027	907	—	(18)	—%
TI Acquisition NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,867	2,757	2,878	1.8%
Total Transportation: Cargo							19,270	19,169	12.1%

Utilities: Electric
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	1,986	1,955	1,985	1.3%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	622	—	—	—%
Total Utilities: Electric							1,955	1,985	1.3%

Total Debt Investments							336,655	333,176	211.4%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments - 1.3%
Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	122	0.1%
Total Containers, Packaging & Glass							122	122	0.1%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	645	0.4%
Total Healthcare & Pharmaceuticals							645	645	0.4%

Services: Business
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	645	0.4%
Total Services: Business							645	645	0.4%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	671	671	0.4%
Total Transportation: Cargo							671	671	0.4%

Total Equity Investments							2,083	2,083	1.3%

Cash equivalents	(12)						12,531	12,531	7.9%
Total Investments							$351,269	$347,790	220.6%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2020. As of December 31, 2020, rates for 1M L, 2M L, 3M L and 6M L are 0.14%, 0.19%, 0.24%, and 0.26% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2020. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3).
(5)Percentage is based on net assets of $157,641 as of December 31, 2020.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “SPV I Financing Facility”). The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(7)Non-U.S. Company. The principal place of business for Pet Holdings ULC and Specialized Packing Group is Canada.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)

(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2020, the Company held four restricted securities with an aggregate fair value of $2,083, or 1.3% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, and SEKO Global Logistics - December 30, 2020.
(9)Investment is a unitranche position.
(10)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, total non-qualifying assets at fair value represented 3.0% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(12)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(13)Denotes that all or a portion of the assets are owned by SPV II and SPV III (as defined in the Notes). SPV II has entered into a senior secured revolving credit facility (the “SPV II Financing Facility”). The lenders of the SPV II Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to creditors of the Company.
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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”), for the fiscal year ended December 31, 2020, and to qualify annually thereafter. Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was originally entered into on December 31, 2019 and which was amended and restated on December 11, 2020 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in Senior Loans. SPV II and SPV III are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
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
COVID-19 Developments
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The duration and extent of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV I based on the terms of the SPV I Financing Facility (as defined below) (refer to Note 5). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost which approximates fair value.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
iv.the audit committee of the Board (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommends those values to the Board; and
v.the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.
The Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade. The Board may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions management may utilize third-party sources.
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2020 and 2019, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $9,591, which represents approximately 2.86% of total investments at fair value. As of December 31, 2019 and 2018 and for the year and period then ended, no loans in the Company's portfolio contained PIK provisions. For the year ended December 31, 2020, the Company earned $28 in PIK income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years and period then ended December 31, 2020, 2019 and 2018, other income of $257, $365 and $227, respectively, was earned primarily related to prepayment and amendment fees.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the years and period then ended December 31, 2020, 2019 and 2018, offering costs of $77, $0 and $0, respectively, were incurred.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2020 and 2019, the Company incurred $0 and $4, respectively, in excise tax expense.
The Predecessor Entity was generally not subject to income taxes under the laws of the Cayman Islands. However, the Predecessor Entity may have been subject to U.S. tax on income that was derived from the United States. The Predecessor Entity elected to be classified as a disregarded foreign corporation for U.S. federal, state and local income tax purposes prior to the Merger.
Prior to the Merger, the Predecessor Entity was required to determine whether a tax position is “more-likely-than-not” to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current period. No interest expense and penalties have been recognized for the year and period ended December 31, 2019 and 2018, respectively. Generally, federal, state and local authorities may examine the Predecessor Entity’s tax returns for three years from the date of filing. The Predecessor Entity is subject to income tax examination by major taxing authorities for all tax years since inception.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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

SEC Disclosure Update and Simplification

In December 2020, the SEC voted to adopt a new rule providing a framework for fund valuation practices. New Rule 2a-5 (the “Rule 2a-5”) under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 will become effective 60 days after publication in the Federal Register, and will have a compliance date 18 months following the effective date. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Funds’ consolidated financial statements and various filings.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2020 and 2019, according to the fair value hierarchy:

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$323,427	$323,427
Subordinated Debt	—	—	9,749	9,749
Equity Investments	—	—	2,083	2,083
Cash Equivalents	12,531	—	—	12,531
Total	$12,531	$—	$335,259	$347,790

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$178,780	$178,780
Total	$—	$—	$178,780	$178,780
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs as of December 31, 2020 and 2019:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2019	$178,780	$—	$—	$178,780
Purchase of investments	199,411	9,703	2,083	211,197
Proceeds from principal repayments and sales of investments	(51,942)	—	—	(51,942)
Payment-in-kind interest	—	16	—	16
Amortization of premium/accretion of discount, net	274	4	—	278
Net realized gain (loss) on investments	409	—	—	409
Net change in unrealized appreciation (depreciation) on investments	(3,505)	26	—	(3,479)
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2020	$(3,505)	$26	$—	$(3,479)

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

First Lien Term Loans
Balance as of December 31, 2018	$161,849
Purchase of investments	107,122
Proceeds from principal repayments and sales of investments	(91,273)
Amortization of premium/accretion of discount, net	214
Net realized gain (loss) on investments	490
Net change in unrealized appreciation (depreciation) on investments	378
Balance as of December 31, 2019	$178,780

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2019	$359

As of December 31, 2020 and 2019, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2020 and 2019 were as follows:

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$200,067	Market Yield Analysis	Market Yield Discount Rates	4.5%	7.6%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	22.1%	7.5%
		Recent Transactions	Transaction Price	92.0	98.8	97.4
First Lien Term Loans	123,360	Recent Transactions	Transaction Price	98.1	100.0	98.9
Subordinated Debt	1,956	Market Yield Analysis	Market Yield Discount Rates	13.0%	13.0%	13.0%
Subordinated Debt	7,793	Recent Transactions	Transaction Price	98.0	98.1	98.0
Equity	645	Enterprise Value	EBITDA Multiple	8.6x	8.6x	8.6x
Equity	1,438	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$335,259

Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$178,780	Market Yield Analysis	Market Yield Discount Rates	5.4%	9.0%	7.3%
		Credit Performance	Credit Performance Discount Rates	4.2%	9.3%	6.6%
		Recent Transactions		93.5	100.1	98.2
Total	$178,780

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Unobservable inputs used in the fair value measurement of debt investments include market yield discount rates and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. A recent market trade, if applicable, will also be factored into the valuation. Material underperformance will typically require an increase in the weighting towards the credit performance analysis.
Equity investments are generally valued using a market analysis. The market analysis utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The multiple is used to estimate the enterprise value of the underlying investment.
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
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for a period of two years from December 31, 2019 and will remain in effect on a year-to-year basis thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will owe no incentive fee to the Adviser.
Following an Exchange Listing, the Company will owe an incentive fee to the Adviser that will consist of two parts. The first part will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year.
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
For the year ended December 31, 2020, base management fees were $1,522. As of December 31, 2020 and 2019, $528 and $331, respectively, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of December 31, 2020 and 2019, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Prior to the Merger, the Predecessor Entity paid to its collateral manager, Nuveen Alternatives Advisors LLC, a quarterly management fee on each payment date in arrears of each quarterly period equal to the product of (a) the result obtained by dividing (x) the sum of the outstanding balances of all loans owned by the Predecessor Entity on each day during such accrual period by (y) the number of days in such accrual period and (b) a rate equal to 0.75% per annum. For the year and period then ended December 31, 2019 and 2018, the Predecessor Entity incurred $1,568 and $451, respectively, in management fee expense. The Predecessor Entity did not incur any incentive fees for the year and period then ended December 31, 2019 and 2018.
Administration Agreement
On December 31, 2019, the Company entered into the Administration Agreement, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank, National Association, provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the year ended December 31, 2020, the Company incurred $534, in fees under the Administration Agreement, which are included in other general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, $322 and $31, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2020	$2,403	$—	$2,403
December 31, 2019	1,696	—	1,696
For the years and period ended December 31, 2020, 2019 and 2018, the Company received $424, $1,696 and $0, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses. As of December 31, 2020, there was no receivable from the Adviser related to reimbursement of debt financing expenses paid by the Company that are being supported through the Expense Support Agreement. The Predecessor Entity was not a party to the Expense Support Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Directors’ Fees
The Company’s Board currently consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2020 and 2019, the Company incurred $383 and $23, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, $96 and $23, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities. The Predecessor Entity did not incur any directors’ fees for the period ended December 31, 2018.
Due to Affiliate
As of December 31, 2020 and 2019, there was a payable due to the Sub-Adviser of $0 and $9, respectively, related to reimbursement of other general and administrative expenses paid by the Sub-Adviser on behalf of the Company.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2020 and 2019, asset coverage was 182.0% and 155.9%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
SPV I Financing Facility
The Predecessor Entity borrowed funds under a revolving credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note (the " SPV I Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I.
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, the Company amended its SPV I Financing Facility. The amendment increased the maximum facility amount available from $175,000 to $275,000, and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires the Company to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, however, any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of December 31, 2020 and 2019, the SPV I Financing Facility bore interest at a rate of daily LIBOR plus 2.50% and 2.25%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
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
The Subscription Facility will mature upon the earliest of: (a) September 10, 2021; (b) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence and during the continuance of an event of default; (c) the date of the occurrence of an event of default pursuant to the Subscription Facility; (d) the date upon which the Company terminates the commitments pursuant to the Subscription Facility; or (e) 45 days prior to any capital call termination event (which shall include, without limitation, an Exchange Listing).
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors. The Subscription Facility contains certain financial covenants and events of default.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

SPV II Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SPV II Financing Facility”) with SMBC, as the administrative agent, the collateral agent and the lender.
The maximum amount for the SPV II Financing Facility is $150,000 (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of December 31, 2020, the SPV II Financing Facility bears interest at a rate of one-month LIBOR plus 2.50% per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and 2019, approximates their carrying values. The carrying amounts of the Company and Predecessor Entity’s assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$275,000	$30,000	$150,000	$455,000
Borrowings Outstanding (1)	146,135	17,500	28,547	192,182
Unused Portion (2)	128,865	12,500	121,453	262,818
Amount Available (3)	121,110	12,500	111,799	245,409
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

December 31, 2019
SPV I Financing Facility
Total Commitment	$175,000
Borrowings Outstanding (1)	118,435
Unused Portion (2)	56,565
Amount Available (3)	52,779
_______________
(1)Borrowings outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years and period ended December 31, 2020, 2019 and 2018, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Borrowing interest expense	$3,325	$5,938	$1,236
Unused fees	730	365	866
Amortization of deferred financing costs (1)	431	443	100
Total interest and debt financing expenses	$4,486	$6,746	$2,202
Average interest rate	3.5%	4.8%	7.7%
Average daily borrowings	$116,942	$130,924	$27,456
_______________
(1)For year ended December 31, 2020, $116 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement.

Contractual Obligations

The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2020 and 2019:

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility - SPV I	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
Financing Facility - SPV II	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

	Payments Due by Period
As of December 31, 2019	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Financing Facility - SPV I	$118,435	$—	$118,435	$—	$—
Total debt obligations	$118,435	$—	$118,435	$—	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2020 and 2019 for any such exposure.
The debt investments held as of December 31, 2020 and 2019 included the following unfunded loan commitments:

Portfolio Company	December 31, 2020	December 31, 2019
Anne Arundel	$631	$—
Arotech	3,514	—
B2B Packaging	178	—
Blackbird Purchaser Inc	—	640
Brillio LLC	500	1,000
Cornerstone Advisors of Arizona LLC	216	—
Diligent Corporation	503	—
Gabriel Partners LLC	1,429	—
Heartland Home Services	2,637	—
NJEye LLC	2,277	351
North Haven Spartan US Holdco LLC	—	1,228
Output Services Group Inc	—	24
PCF Insurance	9,868	—
Resource Label Group LLC	1,043	—
SEKO Global Logistics	907	—
Spectrio II	2,941	—
TailWind Randy's LLC	317	500
Tinuiti	1,961	—
Unified Physician Management LLC	—	432
Warrior Acquisition Inc	622	—
Total unfunded commitments	$29,544	$4,175

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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
Pursuant to the Agreement, on each quarterly payment date prior to the Merger, in accordance with order of priority of payments, the collateral manager directed the collateral agent to allocate any collected interest proceeds not otherwise paid out to be allocated as a distribution to the preference shareholders. For the year ended December 31, 2019 the Predecessor Entity paid distributions of $5,628 to TIAA.
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
The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of December 31, 2020, the Company had received capital commitments totaling $352,555 ($191,346 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of December 31, 2020, TIAA owned 3,310,590 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2020:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through December 31, 2020:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment plan during the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Shares Issued
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the years and period ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,		For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2020	2019	2018
Per share data:
Net asset value at beginning of period	$20.00	$19.48	$—
Net investment income (1)	1.05	1.58	0.86
Net realized gain (loss)	0.08	0.12	—
Net change in unrealized appreciation (depreciation) (1)	(0.70)	0.09	(0.14)
Net increase (decrease) in net assets resulting from operations (1)	0.43	1.79	0.72
Shareholder distributions from income (2)	(0.68)	(1.46)	(0.33)
Issuance of preference shares	—	—	19.33
Other (3)	(1.01)	0.19	(0.24)
Net asset value at end of period	$18.74	$20.00	$19.48

Net assets at end of period	$157,641	$66,211	70,753
Shares outstanding at end of period (1)	8,413,970	3,310,590	3,631,300
Total return (4)	(2.88)%	10.39%	2.48%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	8.60%	11.71%	6.01%
Ratio of net investment income to average net assets (5)	5.55%	8.37%	3.67%
Portfolio turnover (7)	24.53%	46.17%	13.56%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of net expenses to average net assets was 9.05%, 13.92%, and 6.01% for the years and period ended December 31, 2020, 2019, and 2018, respectively, on an annualized basis, excluding the effect of expense support which represented (0.45)%, (2.21)%, and 0.00% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the years and period ended December 31, 2020, 2019 and 2018 was 4.77% and 8.80% and 4.73%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

9. INCOME TAX

The Company intends to elect to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code for the fiscal year ending December 31, 2020. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements.

For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the initial year ended December 31, 2020 was as follows:

December 31, 2020
Distributions paid from:
Ordinary income	$5,230
Net long-term capital gains	407
Tax return of capital	—
Total taxable distributions	$5,637

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

As of December 31, 2020, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

December 31, 2020
Undistributed Ordinary Income - Net	—
Undistributed Long-Term Income - Net	7
Total Undistributed Earnings	$7
Capital loss carryforward	—
Unrealized Earnings (Losses) - Net	$(3,453)
Total Accumulated Earnings (Losses) - Net	$(3,446)

Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2020, the Company estimates that it will not have any capital loss carryforward available for use in future tax years.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and primarily result from the accumulated undistributed earnings earned by the Predecessor Entity prior to the Merger and the re-designation of dividends of the Company.

December 31, 2020
Paid-in capital in excess of par	$2,087
Accumulated undistributed net investment income	$(1,791)
Accumulated net realized gain (loss)	$(296)

As of December 31, 2020, the Company's cost of investments for federal income tax purposes and gross unrealized appreciate and depreciation on investments were as follows:

December 31, 2020
Cost of investments	$338,738
Gross unrealized appreciation on investments	1,260
Gross unrealized depreciation on investments	(4,739)
Net unrealized appreciation (depreciation) on investments	$335,259

Following the Merger on December 31, 2019, the Company was determined to be a RIC for one day during the 2019 tax year. The Company's December 31, 2019 taxable income was $97. The Company paid excise tax of $4 on the undistributed income earned on December 31, 2019 in March 2020.

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. The Company's tax returns for the 2019 and 2020 tax years remain subject to examination by U.S federal and most state tax authorities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$4,790	$2,967	$2,595	$2,951
Net investment income	$1,930	$1,369	$1,339	$577
Net realized gain (loss) on investments	$178	$133	$129	$(31)
Net change in unrealized appreciation (depreciation) on investments	$959	$3,124	$(3,590)	$(3,972)
Net increase (decrease) in net assets resulting from operations	$3,067	$4,626	$(2,122)	$(3,426)
Net investment income per share- basic and diluted	$0.26	$0.27	$0.34	$0.17
Net increase (decrease) in net assets resulting from operations per share- basic and diluted	$0.41	$0.92	$(0.54)	$(1.04)
Net asset value per share at period end	$18.74	$18.86	$18.28	$18.96

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$3,746	$4,227	$4,082	$3,341
Net investment income	$1,306	$1,941	$1,822	$1,348
Net realized gain (loss) on investments	$154	$221	$70	$45
Net change in unrealized appreciation (depreciation) on investments	$198	$69	$411	$(300)
Net increase (decrease) in net assets resulting from operations	$1,658	$2,231	$2,303	$1,093
Net investment income per share- basic and diluted	$0.32	$0.44	$0.44	$0.37
Net increase (decrease) in net assets resulting from operations per share- basic and diluted	$0.41	$0.51	$0.55	$0.30
Net asset value per share at period end	$20.00	$19.93	$19.86	$19.65

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$2,176	$1,451	$699	$178
Net investment income	$1,170	$270	$400	$(132)
Net realized gain (loss) on investments	$8	$70	$1	$—
Net change in unrealized appreciation (depreciation) on investments	$(211)	$(72)	$(120)	$51
Net increase (decrease) in net assets resulting from operations	$967	$268	$281	$(81)
Net investment income per share- basic and diluted	$0.43	$0.13	$0.19	$(0.14)
Net increase (decrease) in net assets resulting from operations per share- basic and diluted	$0.36	$0.13	$0.14	$(0.09)
Net asset value per share at period end	$19.48	$19.56	$19.43	$19.29

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

11. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2020, except as discussed below.
On January 15, 2021, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $81,900.
On February 25, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 785,751 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $15,000. The shares were issued on March 11, 2021.
On March 10, 2021, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $48,150.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not contain an annual report of management’s assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

( c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 25, 2021, we delivered a drawdown notice to our shareholders relating to the issuance of 785,751 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $15.0 million. The shares were issued on March 11, 2021.

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

PART III.

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Shareholders with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 15. Exhibits and Financial Statement Schedules
a.Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Nuveen Churchill Direct Lending Corp.

b.Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (2)

4.1	Form of Subscription Agreement (2)

4.2	Form of Stock Certificate (2)

4.3	Description of Securities*

10.1
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders. (4)

10.2

Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender. (5)

10.3
Form of Loan and Servicing Agreement, dated November 24, 2020, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral custodian and the account bank. (6)

14.1	Code of Ethics*

14.2	Code of Business Conduct*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*Filed herewith.
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
(6)Previously filed on November 30, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 12, 2021

Nuveen Churchill Direct Lending Corp.

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer

Nuveen Churchill Direct Lending Corp.

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2021

Nuveen Churchill Direct Lending Corp.

By:	/s/ Reena Aggarwal
Name: Reena Aggarwal
Title: Director

By:	/s/ David Kirchheimer
Name: David Kirchheimer
Title: Director

By:	/s/ Kenneth Miranda
Name: Kenneth Miranda
Title: Director

By:	/s/ Michael Perry
Name: Michael Perry
Title: Director

By:	/s/ Stephen Potter
Name: Stephen Potter
Title: Director

By:	/s/ James Ritchie
Name: James Ritchie
Title: Director