Form 10-Q
period 2021-03-31
Nuveen Churchill Direct Lending Corp.
filed 2021-05-06
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2021, the registrant had 11,049,079 shares of common stock, $0.01 par value, outstanding.

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
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the novel coronavirus (“COVID-19”) pandemic, including, without limitation: the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the ongoing effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source or close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance portions of our investments.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $409,335 and $338,738, respectively)	$406,764	$335,259
Cash and cash equivalents	24,286	12,608
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,500	2,403
Interest receivable	2,175	2,028
Receivable for investments sold	122	946
Prepaid expenses	102	38
Other assets	52	128
Total assets	$436,051	$353,460

Liabilities
Secured borrowings (net of $3,703 and $3,907 deferred financing costs, respectively) (See Note 5)	$212,344	$188,275
Payable for investments purchased	41,452	—
Interest payable	1,518	1,276
Due to adviser expense support (See Note 4)	2,500	2,403
Management fees payable	697	528
Distributions payable	2,760	2,356
Directors’ fees payable	96	96
Accounts payable and accrued expenses	895	885
Total liabilities	$262,262	$195,819

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 9,201,271 and 8,413,970 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$92	$84
Paid-in-capital in excess of par value	176,007	161,003
Total distributable earnings (loss)	(2,310)	(3,446)
Total net assets	$173,789	$157,641

Total liabilities and net assets	$436,051	$353,460

Net asset value per share (See Note 8)	$18.89	$18.74

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$5,882	$2,923
Payment-in-kind interest income	19	—
Dividend income	213	—
Other income	86	28
Total investment income	6,200	2,951

Expenses:
Interest and debt financing expenses	2,167	1,373
Management fees (See Note 4)	697	328
Professional fees	322	563
Directors' fees	96	96
Administration fees (See Note 4)	128	89
Other general and administrative expenses	77	107
Total expenses before expense support	3,487	2,556
Expense support (See Note 4)	(180)	(182)
Net expenses after expense support	3,307	2,374
Net investment income	2,893	577

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	95	(31)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	908	(3,972)
Total net realized and unrealized gain (loss) on investments	1,003	(4,003)

Net increase (decrease) in net assets resulting from operations	$3,896	$(3,426)

Per share data:
Net investment income per share - basic and diluted	$0.34	$0.17
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.45	$(1.04)
Weighted average common shares outstanding - basic and diluted	8,598,569	3,310,590

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,893	$577
Net realized gain (loss) on investments	95	(31)
Net change in unrealized appreciation (depreciation) on investments	908	(3,972)
Net increase (decrease) in net assets resulting from operations	3,896	(3,426)
Shareholder distributions:
Distributions of investment income	(2,760)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(2,760)	—
Capital share transactions:
Issuance of common shares, net	14,983	—
Reinvestment of shareholder distributions	29	—
Net increase (decrease) in net assets resulting from capital share transactions	15,012	—
Total increase (decrease) in net assets	16,148	(3,426)
Net assets, at beginning of period	157,641	66,211
Net assets, at end of period	$173,789	$62,785

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,896	$(3,426)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(83,932)	(2,582)
Proceeds from principal repayments and sales of investments	13,652	10,232
Payment-in-kind interest	(17)	—
Amortization of premium/accretion of discount, net	(205)	(52)
Net realized (gain) loss on investments	(95)	31
Net change in unrealized (appreciation) depreciation on investments	(908)	3,972
Amortization of deferred financing costs	204	26
Amortization of offering costs	(17)	—
Changes in operating assets and liabilities:
Due from adviser expense support	(97)	(182)
Interest receivable	(147)	944
Receivable for investments sold	824	2,406
Prepaid expenses	(64)	(66)
Other assets	76	—
Payable for investments purchased	41,452	—
Interest payable	242	(283)
Due to adviser expense support	97	182
Due to affiliate	—	(9)
Management fees payable	169	(3)
Directors’ fees payable	—	96
Accounts payable and accrued expenses	10	56
Net cash provided by (used in) operating activities	(24,860)	11,342

Cash flows from financing activities:
Proceeds from issuance of common shares	15,000	—
Shareholder distributions	(2,327)	—
Proceeds from secured borrowings	56,400	1,000
Repayments of secured borrowings	(32,535)	(11,500)
Net cash provided by (used in) financing activities	36,538	(10,500)

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	11,678	842
Cash and Cash Equivalents and Restricted Cash, beginning of period	12,658	3,471
Cash and Cash Equivalents and Restricted Cash, end of period	$24,336	$4,313

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$2,205	$1,064

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$29	$—
See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$24,286	$12,608
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$24,336	$12,658

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$4,263	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$4,313	$3,471

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 232.8%
Aerospace & Defense
AEgis Technologies	(6)	First Lien Term Loan	L + 5.50%	6.50%	10/31/2025	$2,517	$2,494	$2,504	1.5%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	9,463	9,333	9,451	5.4%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	3,514	(24)	(5)	—%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	7,481	7,375	7,455	4.3%
Total Aerospace & Defense							19,178	19,405	11.2%

Automotive
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	3,275	3,256	3,275	1.9%
Tailwind Randy's LLC	(9) (13)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	823	814	823	0.4%
Tailwind Randy's LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	665	660	665	0.4%
Total Automotive							4,730	4,763	2.7%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	11/18/2025	6,098	6,043	6,094	3.5%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.61%	2/28/2025	3,920	3,939	3,900	2.3%
Minotaur Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	5.11%	3/27/2026	4,900	4,845	4,894	2.8%
Payment Alliance International Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/31/2025	6,737	6,733	6,737	3.9%
PCF Insurance (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.50%	7.63%	3/31/2026	12,977	9,149	9,263	5.3%
Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	6,728	6,661	6,661	3.8%
Vensure Employer Services (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	2,273	—	(23)	—%
Total Banking, Finance, Insurance, Real Estate							37,370	37,526	21.6%

Beverage, Food & Tobacco
GA Foods	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/1/2026	15,000	14,856	14,799	8.5%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,925	14,647	14,885	8.6%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,933	2,900	2,844	1.6%
Total Beverage, Food & Tobacco							32,403	32,528	18.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc	(6)	First Lien Term Loan	L + 4.50%	4.75%	4/8/2026	3,926	3,892	3,873	2.2%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	4,850	4,805	4,827	2.8%
Heartland Home Services (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,637	—	(13)	—%
Total Capital Equipment							8,697	8,687	5.0%

Chemicals, Plastics, & Rubber
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/29/2025	2,407	2,418	2,381	1.4%
Total Chemicals, Plastics, & Rubber							2,418	2,381	1.4%

Construction & Building
SPI LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,126	4,149	4,056	2.3%
Total Construction & Building							4,149	4,056	2.3%

Consumer Goods: Durable
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	3,685	3,649	3,687	2.1%
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	1,561	1,531	1,562	0.9%
Halo Buyer Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,834	5,767	5,630	3.3%
Total Consumer Goods: Durable							10,947	10,879	6.3%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,912	3,811	3,538	2.0%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,963	7,884	7,885	4.5%
Gloves Buyer	(6) (13)	First Lien Term Loan	L + 4.00%	4.75%	1/29/2028	3,142	3,142	3,142	1.8%
Kramer Laboratories Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	6/22/2024	2,920	2,885	2,895	1.7%
Kramer Laboratories Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/22/2024	11,997	11,835	11,942	6.9%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/29/2026	7,481	7,409	7,444	4.3%
Total Consumer Goods: Non-durable							36,966	36,846	21.2%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,142	4,085	4,115	2.3%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,369	1,351	1,360	0.8%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	6,250	500	459	0.3%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Brook & Whittle Holding Corp	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,744	2,733	2,738	1.6%
Brook & Whittle Holding Corp (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	10/17/2024	10,231	10,139	10,229	5.9%
Good2Grow LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	11/16/2024	3,002	3,005	3,013	1.7%
Proampac	(6) (9) (13)	First Lien Term Loan	L + 4.00%	5.00%	11/3/2025	7,987	8,020	8,018	4.6%
Resource Label Group LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	5/26/2023	2,907	2,870	2,887	1.7%
Resource Label Group LLC (Incremental)	(6)	First Lien Term Loan	P + 5.00%	7.25%	5/26/2023	1,043	1,038	1,041	0.6%
Resource Label Group LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	7.25%	5/26/2023	1,043	371	374	0.2%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,481	7,410	7,444	4.3%
Total Containers, Packaging & Glass							41,522	41,678	24.0%

Healthcare & Pharmaceuticals
Anne Arundel		Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	1,846	1,813	1,874	1.1%
Anne Arundel (Delayed Draw)		Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	968	318	351	0.2%
Total Healthcare & Pharmaceuticals							2,131	2,225	1.3%

High Tech Industries
Brillio LLC	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,948	2,949	2,971	1.7%
Brillio LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	494	494	498	0.3%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,825	12,780	12,833	7.4%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	8/4/2025	3,483	3,448	3,449	2.0%
Diligent Corporation (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	503	(11)	—	—%
Eliassen Group LLC	(6)	First Lien Term Loan	L + 4.25%	4.36%	11/5/2024	3,603	3,593	3,523	2.0%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	5/31/2024	9,975	9,885	9,926	5.7%
Fineline Merger		Subordinated Debt	L + 9.00%	10.00%	8/22/2028	2,941	2,898	2,884	1.7%
MBS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	7/2/2023	6,310	6,311	6,310	3.6%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/28/2025	2,283	2,270	2,269	1.3%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/23/2025	6,860	6,858	6,680	3.8%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	11/2/2026	9,475	9,364	9,473	5.5%
Total High Tech Industries							60,839	60,816	35.0%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/10/2026	3,032	2,996	3,025	1.8%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/10/2026	1,961	390	388	0.2%
Total Media: Advertising, Printing & Publishing							3,386	3,413	2.0%

Media: Diversified & Production
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	7,041	6,973	7,007	4.0%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,937	1,457	1,470	0.9%
Total Media: Diversified & Production							8,430	8,477	4.9%

Retail
Pet Holdings ULC	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	2,613	2,610	2,537	1.4%
Pet Holdings ULC (Delayed Draw)	(6) (7) (10)	First Lien Term Loan	L + 5.50%	6.50%	7/5/2022	295	294	286	0.2%
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.25%	12/10/2027	6,000	6,030	6,030	3.5%
Total Retail							8,934	8,853	5.1%

Services: Business
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,188	12,020	12,227	7.0%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,360	2,339	2,355	1.4%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	216	(1)	—	—%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	9,504	9,414	9,484	5.5%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	1,583	1,583	1,580	0.9%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% (PIK)	1/16/2026	2,443	2,400	2,424	1.4%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,962	14,752	15,001	8.6%
LSCS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	4.51%	3/16/2025	1,802	1,785	1,735	1.0%
LSCS Holdings Inc (Delayed Draw)	(6)	First Lien Term Loan	L + 4.25%	4.51%	3/16/2025	423	419	407	0.2%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,899	3,852	3,334	1.9%
Soliant Health	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	15,000	14,888	14,888	8.6%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	12/5/2024	3,929	3,905	3,965	2.3%
Total Services: Business							67,356	67,400	38.8%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,382	5,346	4,885	2.8%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.56%	9/16/2024	2,982	686	430	0.2%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,575	2,569	2,237	1.4%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	223	223	194	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,939	3,938	2,983	1.7%
Total Services: Consumer							12,762	10,729	6.2%

Telecommunications
Ensono LP	(6)	First Lien Term Loan	L + 5.25%	5.36%	6/27/2025	2,431	2,422	2,384	1.4%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	695	692	700	0.4%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,926	3,937	3,949	2.3%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	11/20/2025	6,775	6,719	5,502	3.1%
Total Telecommunications							13,770	12,535	7.2%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	8/17/2025	4,491	4,451	4,463	2.6%
ENC Holding Corporation	(6)	First Lien Term Loan	L + 4.00%	4.20%	5/30/2025	4,143	4,158	4,037	2.3%
Globaltranz Enterprises LLC	(6)	First Lien Term Loan	L + 5.00%	5.11%	5/15/2026	2,250	2,193	2,162	1.2%
SEKO Global Logistics		Subordinated Debt	N/A	10.00%	6/30/2027	5,805	5,694	5,872	3.4%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00%	6/30/2027	907	—	11	—%
TI Acquisition NC LLC	(6)	First Lien Term Loan	L + 4.25%	4.85%	3/19/2027	2,860	2,754	2,878	1.7%
Total Transportation: Cargo							19,250	19,423	11.2%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Electric
Denali Water Solutions	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/25/2028	8,794	8,743	8,743	5.0%
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	1,250	1,226	1,226	0.7%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	937	(9)	(18)	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	1,981	1,951	1,992	1.0%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	622	—	3	—%
Total Utilities: Electric							11,911	11,946	6.7%

Total Debt Investments							407,149	404,566	232.8%

Equity Investments - 1.2%
Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	97	0.1%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	5	—%
Total Consumer Goods: Non-durable							103	102	0.1%

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	122	0.1%
Total Containers, Packaging & Glass							122	122	0.1%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	645	0.3%
Total Healthcare & Pharmaceuticals							645	645	0.3%

Services: Business
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	658	0.3%
Total Services: Business							645	658	0.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	671	671	0.4%
Total Transportation: Cargo							671	671	0.4%

Total Equity Investments							2,186	2,198	1.2%

Cash equivalents	(12)						23,957	23,957	13.8%
Total Investments							$433,292	$430,721	247.8%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2021. As of March 31, 2021, rates for 1M L, 2M L, 3M L, 6M L and 12M L are 0.11%, 0.13%, 0.19%, 0.21% and 0.28% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2021. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3).
(5)Percentage is based on net assets of $173,789 as of March 31, 2021.
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
(7)Non-U.S. Company. The principal place of business for Pet Holdings ULC and Specialized Packing Group is Canada.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2021, the Company held five restricted securities with an aggregate fair value of $2,198, or 1.2% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, SEKO Global Logistics - December 30, 2020 and FoodScience - March 1, 2021.
(9)Investment is a unitranche position.
(10)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2021, total non-qualifying assets at fair value represented 2.4% of the Company's total assets calculated in accordance with the 1940 Act.
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
(2)Unless otherwise indicated, issuers of debt and equity held by the Company are domiciled in the United States. The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2020. As of December 31, 2020, rates for 1M L, 2M L, 3M L and 6M L are 0.14%, 0.19%, 0.24%, and 0.26% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2020. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(3)Investment valued using unobservable inputs (Level 3).
(4)Percentage is based on net assets of $157,641 as of December 31, 2020.
(5)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “SPV I Financing Facility”). The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(6)Non-U.S. Company. The principal place of business for Pet Holdings ULC and Specialized Packing Group is Canada.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(dollars in thousands)
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2020, the Company held four restricted securities with an aggregate fair value of $2,083, or 1.3% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, and SEKO Global Logistics - December 30, 2020.
(8)Investment is a unitranche position.
(9)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, total non-qualifying assets at fair value represented 3.0% of the Company's total assets calculated in accordance with the 1940 Act.
(10)Position is an unfunded loan commitment, and no interest is being earned. The investment may be subject to an unused/letter of credit facility fee.
(11)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(12)Denotes that all or a portion of the assets are owned by SPV II and SPV III (as defined in the Notes). SPV II has entered into a senior secured revolving credit facility (the “SPV II Financing Facility”). The lenders of the SPV II Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to creditors of the Company.
(13)Equity investments are non-income producing securities unless otherwise noted.
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
The Company’s investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which the Company defines as companies with approximately $10.0 million to $100.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company focuses on privately originated debt to performing U.S. middle market companies, with a portfolio comprised primarily of first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans) (collectively “Senior Loans”). The Company also opportunistically invests in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities) (collectively “Junior Capital Investments”).
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was originally entered into on December 31, 2019 and was amended and restated on December 11, 2020 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4 Related Party Transactions.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company has held and expects to continue to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board of Directors of the Company (the "Board"). If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event, as described in the Company's offering documents, within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

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
COVID-19 Developments
The outbreak of the novel coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The duration and extent of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, results of operations, investments, and cash flows will depend on future developments, which are highly uncertain and difficult to predict.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV I based on the terms of the SPV I Financing Facility (as defined below) (refer to Note 5). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2021 and December 31, 2020, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $5,857, which represents approximately 1.44% of total investments at fair value. As of December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $9,591, which represents approximately 2.86% of total investments at fair value. For the three months ended March 31, 2021 and 2020, the Company earned $19 and $0, respectively, in PIK income.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2021 and 2020, the Company earned $213 and $0, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2021 and 2020, other income of $86 and $28, respectively, was earned, primarily related to prepayment and amendment fees.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the three months ended March 31, 2021 and 2020, offering costs of $17 and $0, respectively, were incurred.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Income Taxes
For U.S. federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code for the fiscal year ending December 31, 2021, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and gains it does not distribute.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $0, respectively, in excise tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income available, the Company intends to continue to make quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04.
SEC Disclosure Update and Simplification

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) voted to adopt a new rule providing a framework for fund valuation practices. New Rule 2a-5 (the “Rule 2a-5”) under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. A fund may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's consolidated financial statements and SEC filings.

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2021 and December 31, 2020, according to the fair value hierarchy:

As of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$389,942	$389,942
Subordinated Debt	—	—	14,624	14,624
Equity Investments	—	—	2,198	2,198
Cash Equivalents	23,957	—	—	23,957
Total	$23,957	$—	$406,764	$430,721

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$323,427	$323,427
Subordinated Debt	—	—	9,749	9,749
Equity Investments	—	—	2,083	2,083
Cash Equivalents	12,531	—	—	12,531
Total	$12,531	$—	$335,259	$347,790

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021 and 2020:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	79,242	4,587	103	83,932
Proceeds from principal repayments and sales of investments	(13,652)	—	—	(13,652)
Payment-in-kind interest	—	17	—	17
Amortization of premium/accretion of discount, net	192	13	—	205
Net realized gain (loss) on investments	95	—	—	95
Net change in unrealized appreciation (depreciation) on investments	638	258	12	908
Balance as of March 31, 2021	$389,942	$14,624	$2,198	$406,764

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2021	$738	$257	$12	$1,007

First Lien Term Loans
Balance as of December 31, 2019	$178,780
Purchase of investments	2,582
Proceeds from principal repayments and sales of investments	(10,232)
Amortization of premium/accretion of discount, net	52
Net realized gain (loss) on investments	(31)
Net change in unrealized appreciation (depreciation) on investments	(3,972)
Balance as of March 31, 2020	$167,179

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2020	(3,972)

As of March 31, 2021 and 2020, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2021 and December 31, 2020 were as follows:

Investment Type	Fair Value at March 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$305,415	Market Yield Analysis	Market Yield Discount Rates	4.2%	8.0%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	24.7%	7.8%
First Lien Term Loans	84,527	Recent Transactions	Transaction Price	96.1	100.5	99.3
Subordinated Debt	10,531	Market Yield Analysis	Market Yield Discount Rates	9.8%	12.2%	10.5%
Subordinated Debt	4,093	Recent Transactions	Transaction Price	98.1	98.1	98.1
Equity	2,096	Enterprise Value	EBITDA Multiple	7.77x	17.16x	13.13x
Equity	102	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$406,764

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$200,067	Market Yield Analysis	Market Yield Discount Rates	4.5%	7.6%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	22.1%	7.5%
		Recent Transactions	Transaction Price	92.0	98.8	97.4
First Lien Term Loans	123,360	Recent Transactions	Transaction Price	98.1	100.0	98.9
Subordinated Debt	1,956	Market Yield Analysis	Market Yield Discount Rates	13.0%	13.0%	13.0%
Subordinated Debt	7,793	Recent Transactions	Transaction Price	98.0	98.1	98.0
Equity	645	Enterprise Value	EBITDA Multiple	8.6x	8.6x	8.6x
Equity	1,438	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$335,259

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

4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Company’s Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), has approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
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
For the three months ended March 31, 2021 and 2020, base management fees were $697 and $328, respectively. As of March 31, 2021 and December 31, 2020, $697 and $528, respectively, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of March 31, 2021 and December 31, 2020, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Administration Agreement
On December 31, 2019, the Company entered into the Administration Agreement, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank, National Association, provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three months ended March 31, 2021 and 2020, the Company incurred $128 and $89, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, fees of $168 and $322, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2021	$2,500	$—	$2,500
December 31, 2020	2,403	—	2,403
For the three months ended March 31, 2021 and 2020, the Company received $180 and $182, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board currently consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2021 and 2020, the Company incurred $96 and $96, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, asset coverage was 180.4% and 182.0%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
SPV I Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note ("SPV I Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I.
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
As of March 31, 2021 and December 31, 2020 the SPV I Financing Facility bears interest at monthly LIBOR reset daily plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender.
The Subscription Facility has a maximum facility amount of $30,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. The Company also pays an unused commitment fee of 0.25% per annum on the unused commitments.
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
The maximum amount for the SPV II Financing Facility is $150,000 (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of March 31, 2021 and December 31, 2020, the SPV II Financing Facility bears interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$275,000	$30,000	$150,000	$455,000
Borrowings Outstanding (1)	148,000	14,000	54,047	216,047
Unused Portion (2)	127,000	16,000	95,953	238,953
Amount Available (3)	119,271	16,000	82,783	218,054
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2021 and 2020, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$1,256	$1,044
Unused fees	613	84
Amortization of deferred financing costs (1)	298	245
Total interest and debt financing expenses	$2,167	$1,373
Average interest rate (2)	3.8%	4.1%
Average daily borrowings	$197,236	$112,321
_______________
(1)For the three months ended March 31, 2021 and 2020, $94 and $0 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations

The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2021 and December 31, 2020:

	Payments Due by Period
As of March 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$148,000	$—	$—	$148,000	$—
Subscription Facility	14,000	14,000	—	—	—
SPV II - Financing Facility	54,047	—	—	54,047	—
Total debt obligations	$216,047	$14,000	$—	$202,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2021 and December 31, 2020 for any such exposure.
As of March 31, 2021 and December 31, 2020, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	March 31, 2021	December 31, 2020
Anne Arundel	$631	$631
Arotech	3,514	3,514
B2B Packaging	5,750	178
Brillio LLC	—	500
Cornerstone Advisors of Arizona LLC	216	216
Diligent Corporation	503	503
Gabriel Partners LLC	—	1,429
Heartland Home Services	2,637	2,637
NJEye LLC	2,277	2,277
PCF Insurance	3,709	9,868
Resource Label Group LLC	667	1,043
SEKO Global Logistics	907	907
Spectrio II	1,453	2,941
TailWind Randy's LLC	—	317
Tinuiti	1,569	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	2,273	—
Warrior Acquisition Inc	622	622
Total unfunded commitments	$27,666	$29,544

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
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share. On December 19, 2019, the Company issued its initial 50 shares to TIAA in connection with the formation of the Company. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of common stock of the Company, the Predecessor Entity's ordinary shares were dissolved at the time of the Merger.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of March 31, 2021, the Company had received capital commitments totaling $484,390 ($308,181 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of March 31, 2021, TIAA owned 3,310,590 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through March 31, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through March 31, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2020	December 29, 2020	January 18, 2021	1,550

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$18.74	$20.00
Net investment income (1)	0.34	0.17
Net realized gain (loss)	0.01	(0.01)
Net change in unrealized appreciation (depreciation) (1)	0.10	(1.20)
Net increase (decrease) in net assets resulting from operations (1)	0.45	(1.04)
Shareholder distributions from income (2)	(0.30)	—
Net asset value at end of period	$18.89	$18.96

Net assets at end of period	$173,789	$62,785
Shares outstanding at end of period (1)	9,201,271	3,310,590
Total return (3)	2.63%	(5.18)%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (4) (5)	8.42%	15.66%
Ratio of net investment income to average net assets (4)	6.75%	2.74%
Portfolio turnover (6)	3.68%	1.49%
________________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared during the period.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution.
(4)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of net expenses to average net assets was 8.53% and 15.94% for the three months ended March 31, 2021 and 2020, respectively, on an annualized basis, excluding the effect of expense support which represented (0.11)% and (0.28)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2021 and 2020 was 5.30% and 8.56%, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2021, except as discussed below.
On April 12, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,845,984 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $35,000. The shares were issued on April 23, 2021.

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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with approximately $10.0 million to $100.0 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We focus on privately originated debt to performing U.S. middle market companies, with a portfolio comprised primarily first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). We also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities).
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
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
We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (our “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (“Initial Closing”). We have held and expect to continue to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (our “Fundraising Period”). Our Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of our Board of Directors (our “Board”).

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

As of March 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2021. However, any increase in unrealized depreciation of our investment portfolio or significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants.

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
As of March 31, 2021 and December 31, 2020, all of our portfolio investments were Level 3 investments.

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
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2021, we earned $86 thousand, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $5.9 million, which represents approximately 1.4% of our total investments at fair value. As of December 30, 2020, the fair value of the loans in the portfolio with PIK provisions was $9.6 million, which represents approximately 2.9% of our total investments at fair value.
Non-accrual: Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2021 and December 31, 2020, there were no loans in the portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2021, we earned $213, of dividend income from our equity investments.
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
Expenses
The Adviser, the Sub-Adviser and their affiliates are responsible for bearing the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).
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

Recent Accounting Standards Updates

Refer to “Note 2. Significant Accounting Policies” to our consolidated financial statements for a description of recent accounting pronouncements, including the impact thereof on our consolidated financial statements.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Investments:
Total investments, beginning of period	$338,738	$178,754
Purchase of investments	83,932	2,608
Proceeds from principal repayments and sales of investments	(13,652)	(10,232)
Payment-in-kind interest	17	—
Amortization of premium/accretion of discount, net	205	52
Net realized gain (loss) on investments	95	(31)
Total investments, end of period	$409,335	$171,151

Portfolio companies at beginning of period	61	46
Number of new portfolio companies	9	—
Number of exited portfolio companies	(3)	(2)
Portfolio companies at end of period	67	44

As of March 31, 2021 and December 31, 2020, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$392,809	$389,942	95.86%	$326,933	$323,427	96.47%
Subordinated Debt	14,340	14,624	3.60%	9,722	9,749	2.91
Equity Investments	2,186	2,198	0.54%	2,083	2,083	0.62
Total	$409,335	$406,764	100.00%	$338,738	$335,259	100.00%
Largest portfolio company investment	$16,217	$16,282	4.00%	$14,758	$14,967	4.46%
Average portfolio company investment	$6,109	$6,071	1.49%	$5,553	$5,496	1.64%
The industry composition of our portfolio as a percentage of fair value as of March 31, 2021 and December 31, 2020 were as follows:

Industry	March 31, 2021	December 31, 2020
Aerospace & Defense	4.8%	5.7%
Automotive	1.2	1.1
Banking, Finance, Insurance, Real Estate	9.2	7.3
Beverage, Food & Tobacco	8.0	7.0
Capital Equipment	2.1	2.6
Chemicals, Plastics, & Rubber	0.6	0.7
Construction & Building	1.0	1.2
Consumer Goods: Durable	2.7	3.3
Consumer Goods: Non-durable	9.1	7.7
Containers, Packaging & Glass	10.3	9.8
Healthcare & Pharmaceuticals	0.7	0.8
High Tech Industries	15.0	17.4
Media: Advertising, Printing & Publishing	0.8	0.9
Media: Diversified & Production	2.1	2.1
Retail	2.2	2.6
Services: Business	16.7	15.4
Services: Consumer	2.6	3.4
Telecommunications	3.1	3.7
Transportation: Cargo	4.9	5.9
Utilities: Electric	2.9	0.6
Total	100.0%	100.0%
The weighted average yields of our investments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average yield on debt and income producing investments, at cost	6.46%	6.60%
Weighted average yield on debt and income producing investments, at fair value	6.51%	6.67%
Percentage of debt investments bearing a floating rate	97.10%	99.41%
Percentage of debt investments bearing a fixed rate	2.90%	0.59%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	386,995	95.1	62	315,246	94.0%	56
5	2,431	0.6	1	2,381	0.7	1
6	17,338	4.3	4	17,632	5.3	4
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$406,764	100.0%	67	$335,259	100.0%	61
As of March 31, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our investment portfolio was 4.1. and 4.1, respectively.
Results of Operations
Operating results for the three months ended March 31, 2021 and 2020 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest income	$5,882	$2,923
Payment-in-kind interest income	19	—
Dividend income	213	—
Other income	86	28
Total investment income	6,200	2,951
Expenses
Interest and debt financing expenses	2,167	1,373
Management fees	697	328
Professional fees	322	563
Directors' fees	96	96
Administration fees	128	89
Other general and administrative expenses	77	107
Total expenses before expense support	3,487	2,556
Expense support (See Note 4)	(180)	(182)
Net expenses after expense support	3,307	2,374
Net investment income	$2,893	$577
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$95	$(31)
Net change in unrealized gains (losses)	908	(3,972)
Total net realized and change in unrealized gains (losses)	1,003	(4,003)
Net increase (decrease) in net assets resulting from operations	$3,896	$(3,426)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments increased to $6.2 million for the three months ended March 31, 2021 from $3.0 million for the same period in the prior year, primarily as a result of the increase in our investment activity. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering of our common stock and expect our investment income to grow commensurately. The COVID-19 pandemic has and may continue to negatively impact our portfolio growth and may have a negative impact on the liquidity of certain of our portfolio companies, which in turn could restrict their ability to make interest payments.
Expenses
Total expenses before expense support increased to $3.5 million for the three months ended March 31, 2021 from $2.6 million for the three months ended March 31, 2020. The increase in interest and debt financing expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven by increased draws under the Financing Facilities due to the increased deployment of capital for investment purchases. The increase in management fees for the three months ended March 31, 2021 from the comparable period in 2020 was driven by an increase in deployed capital.
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
The follow table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2021	$2,500	$—	$2,500
December 31, 2020	2,403	—	2,403
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
The net realized gain on investments increased to $95 thousand for the three months ended March 31, 2021 from $(31) thousand for the three months ended March 31, 2020, due to gains on repayment and/or sales activity during the periods.
We recorded a net change in unrealized appreciation of $0.9 million for the three months ended March 31, 2021, compared to net unrealized depreciation of $(4.0) million for the three months ended March 31, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net gain for the three months ended March 31, 2021, was primarily related to the overall improvement of the financial markets, which directly impacted the prices of our portfolio investments. The fair value of our portfolio investments for the three months ended March 31, 2021 was positively impacted by a tightening credit spread environment as well as improvement in financial performance due to the lessening impacts of the COVID-19 pandemic on certain portfolio companies.
Management continues to monitor the impact of the COVID-19 pandemic on the portfolio, which may incur unrealized depreciation in the future to the extent that the credit risk of our portfolio companies increases as a result of deterioration in their financial conditions, or which may cause credit spreads to widen.

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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 180.4% and 182.0%.
Cash and restricted cash as of March 31, 2021, taken together with our uncalled capital commitments of $308.2 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2021, we had $119.3 million available under our SPV I Financing Facility (as defined below), $16.0 million available under our Subscription Facility (as defined below) and $82.8 million available under our SPV II Financing Facility (as defined below).
For the three months ended March 31, 2021, our cash and cash equivalents balance increased by $11.7 million. During that period, $24.9 million was used for operating activities, primarily due to investment purchases of $83.9 million, offset by $13.7 million in repayments and sales of investments in portfolio companies. During the same period, $36.5 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $15.0 million, proceeds from secured borrowings of $56.4 million and repayments of secured borrowings of $32.5 million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of March 31, 2021, TIAA owned 3,310,590 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of March 31, 2021, we had received capital commitments totaling $484.4 million ($308.2 million remaining undrawn) of which $100.0 million ($33.8 million remaining undrawn) is from TIAA, an affiliated entity of the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to March 31, 2021 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

Dividends and Distributions
To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
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

The following table summarizes the dividends declared from inception through March 31, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2020	December 29, 2020	January 18, 2021	1,550

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

SPV I Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note (“SPV I Financing Facility”). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I. See Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our debt.
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
As of March 31, 2021 and December 31, 2020, the SPV I Financing Facility bears interest at daily LIBOR plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
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
The Subscription Facility will mature upon the earliest of: (a) September 10, 2021 (b) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence and during the continuance of an event of default; (c) the date of the occurrence of an event of default pursuant to the Subscription Facility, (d) the date upon which we terminate the commitments pursuant to the Subscription Facility; or (e) 45 days prior to any capital call termination event (which shall include, without limitation, a listing of our shares on a national securities exchange (an "Exchange Listing")).
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of our subscribed investors. The Subscription Facility contains certain financial covenants and events of default.
SPV II Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SPV II Financing Facility” and, together with the SPV I Financing Facility (the "Financing Facilities")) with SMBC, as the administrative agent, the collateral agent and the lender.

The maximum amount for the SPV II Financing Facility is $150 million (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of March 31, 2021 and December 31, 2020, the SPV II Financing Facility bears interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$148,000	$—	$—	$148,000	$—
Subscription Facility	14,000	14,000	—	—	—
SPV II - Financing Facility	54,047	—	—	54,047	—
Total debt obligations	$216,047	$14,000	$—	$202,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

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

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. "Available Operating Fund" means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.
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
Off-Balance Sheet Arrangements
In the ordinary course of its business, we enter into contracts or agreements that contain indemnifications or warranties. As of March 31, 2021 and December 31, 2020, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	March 31, 2021	December 31, 2020
Anne Arundel	$631	$631
Arotech	3,514	3,514
B2B Packaging	5,750	178
Brillio LLC	—	500
Cornerstone Advisors of Arizona LLC	216	216
Diligent Corporation	503	503
Gabriel Partners LLC	—	1,429
Heartland Home Services	2,637	2,637
NJEye LLC	2,277	2,277
PCF Insurance	3,709	9,868
Resource Label Group LLC	667	1,043
SEKO Global Logistics	907	907
Spectrio II	1,453	2,941
TailWind Randy's LLC	—	317
Tinuiti	1,569	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	2,273	—
Warrior Acquisition Inc	622	622
Total unfunded commitments	$27,666	$29,544

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

Recent Developments

On April 12, 2021, we delivered a drawdown notice to our shareholders relating to the issuance of 1,845,984 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $35 million. The shares were issued on April 23, 2021.

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
As of March 31, 2021, 97.10% of the loans held in our investment portfolio had floating interest rates and 2.90% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the SPV I Financing Facility are subject to floating interest rates and as of March 31, 2021 are paid based on a daily LIBOR, plus 2.50% per annum, borrowings under the SPV II Financing Facility bear interest at a rate of one-month LIBOR plus 2.50% per annum and borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2021. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of March 31, 2021. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of March 31, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(318)	$(2,190)	$1,872
Base Interest Rate	—	—	—
+100 Basis Points	4,238	8,762	(4,524)
+200 Basis Points	19,902	17,524	2,378
+300 Basis Points	35,574	26,286	9,288

ITEM 4. CONTROLS AND PROCEDURES
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

(b) Changes in Internal Controls Over Financial Reporting
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

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our 2020 Annual Report on Form 10-K. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2021, which is accessible on the SEC’s website at sec.gov.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K or annual report on Form 10-K, as applicable, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (2)

4.1	Form of Subscription Agreement (2)

4.2	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

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
Date: May 6, 2021