Form 10-Q
period 2021-06-30
Nuveen Churchill Direct Lending Corp.
filed 2021-08-05
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, the registrant had 13,651,714 shares of common stock, $0.01 par value, outstanding.

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
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the coronavirus (“COVID-19”) pandemic, including, without limitation: the length and full duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the ongoing effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including on our ability to source or close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance portions of our investments.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $503,054 and $338,738, respectively)	$502,116	$335,259
Cash and cash equivalents	34,419	12,608
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,562	2,403
Interest receivable	3,673	2,028
Receivable for investments sold	464	946
Prepaid expenses	65	38
Other assets	308	128
Total assets	$543,657	$353,460

Liabilities
Secured borrowings (net of $3,521 and $3,907 deferred financing costs, respectively) (See Note 5)	$294,526	$188,275
Payable for investments purchased	8,853	—
Interest payable	1,758	1,276
Due to adviser expense support (See Note 4)	2,562	2,403
Management fees payable	863	528
Distributions payable	3,746	2,356
Directors’ fees payable	96	96
Accounts payable and accrued expenses	791	885
Total liabilities	$313,195	$195,819

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 12,083,747 and 8,413,970 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$121	$84
Paid-in-capital in excess of par value	230,995	161,003
Total distributable earnings (loss)	(654)	(3,446)
Total net assets	$230,462	$157,641

Total liabilities and net assets	$543,657	$353,460

Net asset value per share (See Note 8)	$19.07	$18.74

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$7,433	$2,520	$13,315	$5,443
Payment-in-kind interest income	21	—	40	—
Dividend income	—	—	213	—
Other income	107	75	193	103
Total investment income	7,561	2,595	13,761	5,546

Expenses:
Interest and debt financing expenses	2,370	573	4,537	1,946
Management fees (See Note 4)	863	308	1,560	636
Professional fees	295	171	617	734
Directors' fees	95	95	191	191
Administration fees (See Note 4)	127	81	255	170
Other general and administrative expenses	136	31	213	138
Total expenses before expense support	3,886	1,259	7,373	3,815
Expense support (See Note 4)	(153)	(3)	(333)	(185)
Net expenses after expense support	3,733	1,256	7,040	3,630
Net investment income	3,828	1,339	6,721	1,916

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(58)	129	37	98
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	1,633	(3,590)	2,541	(7,562)
Total net realized and unrealized gain (loss) on investments	1,575	(3,461)	2,578	(7,464)

Net increase (decrease) in net assets resulting from operations	$5,403	$(2,122)	$9,299	$(5,548)

Per share data:
Net investment income per share - basic and diluted	$0.36	$0.34	$0.70	$0.53
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.50	$(0.54)	$0.96	$(1.53)
Weighted average common shares outstanding - basic and diluted	10,704,766	3,957,004	9,657,486	3,633,797

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,828	$1,339	$6,721	$1,916
Net realized gain (loss) on investments	(58)	129	37	98
Net change in unrealized appreciation (depreciation) on investments	1,633	(3,590)	2,541	(7,562)
Net increase (decrease) in net assets resulting from operations	5,403	(2,122)	9,299	(5,548)
Shareholder distributions:
Distributions of investment income	(3,746)	(550)	(6,506)	(550)
Net increase (decrease) in net assets resulting from shareholder distributions	(3,746)	(550)	(6,506)	(550)
Capital share transactions:
Issuance of common shares, net	54,982	19,967	69,965	19,967
Reinvestment of shareholder distributions	34	—	63	—
Net increase (decrease) in net assets resulting from capital share transactions	55,016	19,967	70,028	19,967
Total increase (decrease) in net assets	56,673	17,295	72,821	13,869
Net assets, at beginning of period	173,789	62,785	157,641	66,211
Net assets, at end of period	$230,462	$80,080	$230,462	$80,080

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,299	$(5,548)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(212,672)	(11,717)
Proceeds from principal repayments and sales of investments	48,873	21,430
Payment-in-kind interest	(10)	—
Amortization of premium/accretion of discount, net	(470)	(98)
Net realized (gain) loss on investments	(37)	(98)
Net change in unrealized (appreciation) depreciation on investments	(2,541)	7,562
Amortization of deferred financing costs	419	101
Amortization of offering costs	(35)	—
Changes in operating assets and liabilities:
Due from adviser expense support	(159)	(185)
Interest receivable	(1,645)	1,071
Receivable for investments sold	482	2,541
Prepaid expenses	(27)	(46)
Other assets	(180)	—
Payable for investments purchased	8,853	—
Interest payable	482	(630)
Due to adviser expense support	159	185
Due to affiliate	—	(9)
Management fees payable	335	305
Directors’ fees payable	—	73
Accounts payable and accrued expenses	(94)	1
Net cash provided by (used in) operating activities	(148,968)	14,938

Cash flows from financing activities:
Proceeds from issuance of common shares	70,000	20,000
Payments of offering costs paid by Adviser under Expense support (See Note 4)	—	(33)
Shareholder distributions	(5,053)	(550)
Proceeds from secured borrowings	152,400	9,500
Repayments of secured borrowings	(46,535)	(36,000)
Payments of deferred financing costs	(33)	(368)
Net cash provided by (used in) financing activities	170,779	(7,451)

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	21,811	7,487
Cash and Cash Equivalents and Restricted Cash, beginning of period	12,658	3,471
Cash and Cash Equivalents and Restricted Cash, end of period	$34,469	$10,958

Supplemental disclosure of cash flow Information:
Cash paid during the period for interest	$4,600	$1,215

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$63	$—

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$34,419	$12,608
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$34,469	$12,658

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$10,908	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$10,958	$3,471

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 216.7%
Aerospace & Defense
AEgis Technologies	(6)	First Lien Term Loan	L + 5.50%	6.50%	10/31/2025	$2,511	$2,489	$2,492	1.1%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	9,439	9,314	9,480	4.1%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.25%	7.25%	10/22/2026	3,514	(23)	15	—%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	7,463	7,360	7,431	3.2%
Total Aerospace & Defense							19,140	19,418	8.4%

Automotive
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 4.50%	5.50%	1/14/2026	7,071	—	(70)	—%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	3,267	3,249	3,286	1.4%
Tailwind Randy's LLC	(9)(13)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	821	813	826	0.4%
Tailwind Randy's LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.00%	6.00%	5/16/2025	663	658	667	0.3%
Total Automotive							4,720	4,709	2.1%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	11/18/2025	6,082	6,031	6,132	2.7%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.59%	2/28/2025	3,910	3,929	3,906	1.7%
Minotaur Acquisition Inc	(6)	First Lien Term Loan	L + 4.75%	4.85%	3/27/2026	4,888	4,835	4,893	2.1%
PCF Insurance (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.50%	8.75%	3/31/2026	12,944	12,833	12,921	5.6%
Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	6,711	6,646	6,661	2.9%
Vensure Employer Services (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	2,273	—	(17)	—%
Total Banking, Finance, Insurance, Real Estate							34,274	34,496	15.0%

Beverage, Food & Tobacco
GA Foods	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/1/2026	14,963	14,824	15,132	6.6%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,888	14,622	15,102	6.6%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,925	2,894	2,819	1.2%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/20/2027	3,340	3,308	3,309	1.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Watermill Express, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/20/2027	318	(3)	(3)	—%
Total Beverage, Food & Tobacco							35,645	36,359	15.8%

Capital Equipment
Blackbird Purchaser Inc	(6)	First Lien Term Loan	L + 4.50%	4.70%	4/8/2026	3,916	3,883	3,847	1.7%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	4,838	4,794	4,823	2.1%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,637	2,637	2,629	1.1%
Total Capital Equipment							11,314	11,299	4.9%

Chemicals, Plastics, & Rubber
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.29%	6/30/2028	10,000	9,800	9,800	4.3%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	12/29/2025	2,401	2,412	2,373	1.0%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.50%	5/5/2028	10,083	9,983	9,987	4.3%
Total Chemicals, Plastics, & Rubber							22,195	22,160	9.6%

Construction & Building
Sciens Building Solutions, LLC	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/1/2027	8,304	8,201	8,203	3.6%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/1/2027	6,696	(41)	(81)	—%
SPI LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	4,322	4,334	4,283	1.8%
Total Construction & Building							12,494	12,405	5.4%

Consumer Goods: Durable
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	3,674	3,642	3,707	1.6%
Fetch Acquisition LLC	(6) (9)	First Lien Term Loan	L + 4.50%	5.50%	5/22/2024	1,556	1,529	1,570	0.7%
Halo Buyer Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,819	5,754	5,608	2.4%
Total Consumer Goods: Durable							10,925	10,885	4.7%

Consumer Goods: Non-durable
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 5.00%	6.25%	9/11/2023	3,904	3,843	3,533	1.5%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,943	7,866	7,885	3.4%
Gloves Buyer	(6) (13)	First Lien Term Loan	L + 4.00%	4.75%	1/29/2028	5,101	5,096	5,098	2.2%
Kramer Laboratories Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	6/22/2024	2,913	2,879	2,902	1.3%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Kramer Laboratories Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	6/22/2024	11,967	11,816	11,946	5.2%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/29/2026	7,463	7,395	7,503	3.3%
PetIQ, LLC	(6) (10)	First Lien Term Loan	L + 4.25%	4.75%	4/13/2028	8,000	7,922	7,926	3.4%
Total Consumer Goods: Non-durable							46,817	46,793	20.3%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,132	4,077	4,139	1.8%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,366	1,348	1,368	0.6%
B2B Packaging (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	6,244	2,269	2,280	1.0%
Brook & Whittle Holding Corp	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,742	2,732	2,742	1.2%
Brook & Whittle Holding Corp (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	10/17/2024	10,204	10,121	10,223	4.4%
Brook & Whittle Holding Corp (Incremental)	(9) (13)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,000	1,981	2,000	0.9%
Resource Label Group LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	5/26/2023	2,863	2,831	2,863	1.2%
Resource Label Group LLC (Incremental)	(6)	First Lien Term Loan	P + 5.00%	7.25%	5/26/2023	1,026	1,022	1,026	0.4%
Resource Label Group LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	5/26/2023	1,028	1,025	1,028	0.4%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	3,059	3,029	3,093	1.3%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,463	7,395	7,544	3.3%
Total Containers, Packaging & Glass							37,830	38,306	16.5%

Healthcare & Pharmaceuticals
Anne Arundel		Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	1,838	1,806	1,866	0.8%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	968	319	351	0.1%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	5/27/2028	7,877	7,798	7,800	3.4%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	13,846	13,711	13,719	6.0%
SM Wellness Holdings, Inc (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	1,154	—	(11)	—%
Total Healthcare & Pharmaceuticals							23,634	23,725	10.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	5,763	4,127	4,128	1.8%
Argano, LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	2,539	—	(25)	—%
Brillio LLC	(6)	First Lien Term Loan	L + 4.75%	5.50%	2/6/2025	2,940	2,941	2,984	1.3%
Brillio LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 4.75%	5.50%	2/6/2025	493	493	500	0.2%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	7/31/2025	1,514	1,499	1,501	0.6%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,793	12,750	12,811	5.6%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	8/4/2025	3,474	3,442	3,446	1.5%
Diligent Corporation (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	503	(10)	1	—%
Eliassen Group LLC	(6) (13)	First Lien Term Loan	L + 4.25%	4.35%	11/5/2024	5,080	5,063	4,985	2.2%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	5/31/2024	9,950	9,866	9,858	4.3%
Fineline Merger		Subordinated Debt	L + 9.00%	10.00%	8/22/2028	2,941	2,900	2,889	1.3%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/28/2025	3,338	3,321	3,296	1.4%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.75%	6.75%	1/23/2025	6,843	6,842	6,772	2.9%
Precisely	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	4/24/2028	10,288	10,237	10,238	4.4%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/30/2028	1,763	1,727	1,727	0.7%
Solve Industrial Motion Group (Delayed Draw)	(11)	Subordinated Debt	N/A	10.75%	6/30/2028	1,175	—	(24)	—%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	6.00%	11/2/2026	9,451	9,345	9,413	4.1%
Total High Tech Industries							74,543	74,500	32.3%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	3,024	2,990	3,024	1.3%
Tinuiti Inc (Delayed Draw) (Incremental)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	10,008	—	—	—%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	1,960	389	391	0.2%
Total Media: Advertising, Printing & Publishing							3,379	3,415	1.5%

Media: Diversified & Production
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	7,024	6,958	6,997	3.0%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,930	2,903	2,919	1.3%
Total Media: Diversified & Production							9,861	9,916	4.3%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.25%	12/10/2027	5,985	6,013	5,997	2.6%
Total Retail							6,013	5,997	2.6%

Services: Business
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,157	11,996	12,206	5.3%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,354	2,334	2,378	1.0%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	216	214	218	0.1%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	9,480	9,393	9,517	4.1%
Gabriel Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	3,912	3,873	3,927	1.7%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	1,579	1,579	1,585	0.7%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% (PIK)	1/16/2026	2,443	2,402	2,427	1.1%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,745	14,547	14,457	6.3%
LSCS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	4.42%	3/16/2025	1,797	1,782	1,747	0.8%
LSCS Holdings Inc (Delayed Draw)	(6)	First Lien Term Loan	L + 4.25%	4.42%	3/16/2025	422	418	410	0.2%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,889	3,878	3,388	1.5%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	15,000	14,890	14,920	6.5%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	4,023	3,963	3,963	1.7%
Vital Records Control (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	671	(10)	(10)	—%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	3,919	3,896	3,887	1.7%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	6,214	6,154	6,164	2.7%
Total Services: Business							81,309	81,184	35.4%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,382	5,348	4,880	2.1%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	7.50%	9/16/2024	2,982	688	428	0.2%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,568	2,563	2,223	1.0%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	223	222	193	0.1%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,931	3,931	3,078	1.3%
Total Services: Consumer							12,752	10,802	4.7%

Telecommunications
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	694	691	703	0.3%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,916	3,927	3,955	1.7%
Momentum Telecom II	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/16/2027	10,311	10,212	10,215	4.4%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	7.25%	11/20/2025	6,775	6,723	5,477	2.4%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.25%	4/3/2028	4,510	4,466	4,469	1.9%
Total Telecommunications							26,019	24,819	10.7%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	L + 6.75%	7.75%	8/17/2025	4,480	4,442	4,475	1.9%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	L + 6.75%	7.75%	5/5/2025	264	262	264	0.1%
Globaltranz Enterprises LLC	(6)	First Lien Term Loan	L + 5.00%	5.10%	5/15/2026	2,244	2,190	2,244	1.0%
SEKO Global Logistics		Subordinated Debt	N/A	10.00%	6/30/2027	5,805	5,697	5,878	2.6%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00%	6/30/2027	907	—	11	—%
TI Acquisition NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,853	2,751	2,872	1.2%
Total Transportation: Cargo							15,342	15,744	6.8%

Utilities: Electric
Denali Water Solutions	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/25/2028	8,794	8,744	8,762	3.8%
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash)1.00% (PIK)	2/16/2028	1,695	1,667	1,665	0.7%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash)1.00% (PIK)	2/16/2028	938	(9)	(17)	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	1,976	1,947	1,979	0.9%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	622	—	1	—%
Total Utilities: Electric							12,349	12,390	5.4%

Total Debt Investments							500,555	499,322	216.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments - 1.2%
Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	102	—%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	5	—%
Total Consumer Goods: Non-durable							103	107	—%

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	131	0.1%
Total Containers, Packaging & Glass							122	131	0.1%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	645	0.3%
Total Healthcare & Pharmaceuticals							645	645	0.3%

High Tech Industries
Solve Industrial Motion Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	313	313	0.1%
Total High Tech Industries							313	313	0.1%

Services: Business
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	658	0.3%
Total Services: Business							645	658	0.3%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	671	940	0.4%
Total Transportation: Cargo							671	940	0.4%

Total Equity Investments							2,499	2,794	1.2%

Cash equivalents	(12)						32,489	32,489	14.1%
Total Investments							$535,543	$534,605	232.0%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2021
(dollars in thousands)

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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2021. As of June 30, 2021, rates for 1M L, 2M L, 3M L, 6M L and 12M L are 0.10%, 0.13%, 0.15%, 0.16% and 0.25% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2021. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3).
(5)Percentage is based on net assets of $230,462 as of June 30, 2021.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “SPV I Financing Facility”). The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(7)Non-U.S. Company. The principal place of business for Specialized Packing Group is Canada.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2021, the Company held six restricted securities with an aggregate fair value of $2,794, or 1.2% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, SEKO Global Logistics - December 30, 2020 and FoodScience - March 1, 2021 and Solve Industrial Motion Group - June 30, 2021.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2021, total non-qualifying assets at fair value represented 3.4% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
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

Equity Investments - 1.2%
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”), for the fiscal year ended December 31, 2020, and to qualify annually thereafter. Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was originally entered into on December 31, 2019 and was amended and restated on December 11, 2020 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4, Related Party Transactions.
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
COVID-19 Developments
The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, results of operations, investments, and cash flows will depend on future developments, which remain highly uncertain and unpredictable.

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
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
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
iv.the audit committee of the Board (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s), and recommends those values to the Board; and
v.the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team, and, where appropriate, the respective independent valuation firm(s) and the Audit Committee.
The Board makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Board as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade. The Board may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2021 and December 31, 2020, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2021, the fair value of the loans in the portfolio with PIK provisions was $6,292, which represents approximately 1.25% of total investments at fair value. As of December 31, 2020, the fair value of the loans in the portfolio with PIK provisions was $9,591, which represents approximately 2.86% of total investments at fair value. For the three and six months ended June 30, 2021, the Company earned $21 and $40, respectively, in PIK income. For the three and six months ended June 30, 2020, the Company earned $0 and $0, respectively, in PIK income.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2021, the Company earned $0 and $213, respectively, of dividend income on its equity investments. For the three and six months ended June 30, 2020, the Company earned $0 and $0, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2021, other income of $107 and $193, respectively, was earned, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2020, other income of $75 and $103, respectively, was earned, primarily related to prepayment and amendment fees.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the six months ended June 30, 2021 and 2020, offering costs of $35 and $0, respectively, were incurred.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2021, the Company incurred $0 and $0, respectively, in excise tax expense. For the three and six months ended June 30, 2020, the Company incurred $0 and $0, respectively, in excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2021 and December 31, 2020, according to the fair value hierarchy:

As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$482,549	$482,549
Subordinated Debt	—	—	16,773	16,773
Equity Investments	—	—	2,794	2,794
Cash Equivalents	32,489	—	—	32,489
Total	$32,489	$—	$502,116	$534,605

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$323,427	$323,427
Subordinated Debt	—	—	9,749	9,749
Equity Investments	—	—	2,083	2,083
Cash Equivalents	12,531	—	—	12,531
Total	$12,531	$—	$335,259	$347,790
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2021:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2021	$389,942	$14,624	$2,198	$406,764
Purchase of investments	126,261	2,166	313	128,740
Proceeds from principal repayments and sales of investments	(35,221)	—	—	(35,221)
Payment-in-kind interest	—	(7)	—	(7)
Amortization of premium/accretion of discount, net	255	10	—	265
Net realized gain (loss) on investments	(58)	—	—	(58)
Net change in unrealized appreciation (depreciation) on investments	1,370	(20)	283	1,633
Balance as of June 30, 2021	$482,549	$16,773	$2,794	$502,116

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2021	$1,140	$(20)	$283	$1,403

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	205,503	6,753	416	212,672
Proceeds from principal repayments and sales of investments	(48,873)	—	—	(48,873)
Payment-in-kind interest	—	10	—	10
Amortization of premium/accretion of discount, net	446	24	—	470
Net realized gain (loss) on investments	37	—	—	37
Net change in unrealized appreciation (depreciation) on investments	2,009	237	295	2,541
Balance as of June 30, 2021	$482,549	$16,773	$2,794	$502,116

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2021	$1,908	$237	$295	$2,440
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2020:

First Lien Term Loans
Balance as of March 31, 2020	$167,179
Purchase of investments	9,135
Proceeds from principal repayments and sales of investments	(11,198)
Amortization of premium/accretion of discount, net	46
Net realized gain (loss) on investments	129
Net change in unrealized appreciation (depreciation) on investments	(3,590)
Balance as of June 30, 2020	$161,701

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2020	$(3,469)

First Lien Term Loans
Balance as of December 31, 2019	$178,780
Purchase of investments	11,717
Proceeds from principal repayments and sales of investments	(21,430)
Amortization of premium/accretion of discount, net	98
Net realized gain (loss) on investments	98
Net change in unrealized appreciation (depreciation) on investments	(7,562)
Balance as of June 30, 2020	$161,701

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2020	$(7,562)
For the three and six months ended June 30, 2021 and 2020, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2021 and December 31, 2020 were as follows:

Investment Type	Fair Value at June 30, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$367,942	Market Yield Analysis	Market Yield Discount Rates	4.0%	7.9%	6.3%
		Credit Performance	Credit Performance Discount Rates	3.6%	25.2%	7.2%
		Recent Transactions	Transaction Price	99.0	100.3	99.4
First Lien Term Loans	114,607	Recent Transactions	Transaction Price	87.1	100.1	98.6
Subordinated Debt	15,069	Market Yield Analysis	Market Yield Discount Rates	9.7%	12.2%	10.6%
Subordinated Debt	1,704	Recent Transactions	Transaction Price	98.0	98.0	98.0
Equity	2,481	Enterprise Value	EBITDA Multiple	7.77x	18.24x	13.71x
Equity	313	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$502,116

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$200,067	Market Yield Analysis	Market Yield Discount Rates	4.5%	7.6%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	22.1%	7.5%
		Recent Transactions	Transaction Price	92.0	98.8	97.4
First Lien Term Loans	123,360	Recent Transactions	Transaction Price	98.1	100.0	98.9
Subordinated Debt	1,956	Market Yield Analysis	Market Yield Discount Rates	13.0%	13.0%	13.0%
Subordinated Debt	7,793	Recent Transactions	Transaction Price	98.0	98.1	98.0
Equity	645	Enterprise Value	EBITDA Multiple	8.6x	8.6x	8.6x
Equity	1,438	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$335,259
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Company’s Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
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
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for an initial period of two years from December 31, 2019 and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.50% per quarter (6.0% annually).
Pursuant to the Investment Advisory Agreement, the Company will pay its Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6.0% annually);
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
Following an Exchange Listing, the second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains as of the end of the fiscal year following an Exchange Listing. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15% of such amount, as applicable, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2021, base management fees were $863 and $1,560, respectively. For the three and six months ended June 30, 2020, base management fees were $308 and $636, respectively. As of June 30, 2021 and December 31, 2020, $863 and $528, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of June 30, 2021 and December 31, 2020 and for the periods then ended, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
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
For the three and six months ended June 30, 2021, the Company incurred $127 and $255, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2020, the Company incurred $81 and $170, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, fees of $253 and $322, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2021	$2,562	$—	$2,562
December 31, 2020	2,403	—	2,403
For the three and six months ended June 30, 2021, the Company received $153 and $333, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
For the three and six months ended June 30, 2020, the Company received $3 and $185, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2021, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2021 and December 31, 2020, asset coverage was 177.3% and 182.0%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
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
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, the Company amended its SPV I Financing Facility. The amendment increased the maximum facility amount available from $175,000 to $275,000, and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires the Company to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment periods, however, any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of June 30, 2021 and December 31, 2020 the SPV I Financing Facility bore interest at monthly LIBOR reset daily plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender.
The Subscription Facility has a maximum facility amount of $30,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
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
The maximum amount for the SPV II Financing Facility is $150,000 (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of June 30, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$275,000	$30,000	$150,000	$455,000
Borrowings Outstanding (1)	182,500	23,000	92,547	298,047
Unused Portion (2)	92,500	7,000	57,453	156,953
Amount Available (3)	75,919	7,000	41,903	124,822
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2021 and 2020, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$1,683	$397
Unused fees	377	101
Amortization of deferred financing costs (1)	310	75
Total interest and debt financing expenses	$2,370	$573
Average interest rate (2)	3.2%	3.1%
Average daily borrowings	$258,998	$94,182
_______________
(1)For the three months ended June 30, 2021 and 2020, $95 and $0 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.

	Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,939	$1,660
Unused fees	990	185
Amortization of deferred financing costs (1)	608	101
Total interest and debt financing expenses	$4,537	$1,946
Average interest rate (2)	3.5%	3.6%
Average daily borrowings	$228,266	$103,145
_______________
(1)For the six months ended June 30, 2021 and 2020, $189 and $0 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations

The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2021 and December 31, 2020:

	Payments Due by Period
As of June 30, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$182,500	$—	$—	$182,500	$—
Subscription Facility	23,000	23,000	—	—	—
SPV II - Financing Facility	92,547	—	—	92,547	—
Total debt obligations	$298,047	$23,000	$—	$275,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2021 and December 31, 2020 for any such exposure.
As of June 30, 2021 and December 31, 2020, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	June 30, 2021	December 31, 2020
Anne Arundel	$631	$631
Argano, LLC	4,118	—
Arotech	3,514	3,514
B2B Packaging	3,975	178
Brillio LLC	—	500
Classic Collision	7,071	—
Cornerstone Advisors of Arizona LLC	—	216
Diligent Corporation	503	503
Gabriel Partners LLC	—	1,429
Heartland Home Services	—	2,637
NJEye LLC	2,277	2,277
PCF Insurance	—	9,868
Resource Label Group LLC	—	1,043
Sciens Building Solutions, LLC	6,696	—
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	1,154	—
Solve Industrial Motion Group	1,175	—
Spectrio II	—	2,941
TailWind Randy's LLC	—	317
Tinuiti	11,576	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	2,273	—
VRC Company	671	—
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	—
Total unfunded commitments	$48,419	$29,544

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. NET ASSETS
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
The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of June 30, 2021, the Company had received capital commitments totaling $505,866 ($274,657 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of June 30, 2021, TIAA owned 3,310,590 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through June 30, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$18.74	$20.00
Net investment income (1)	0.70	0.53
Net realized gain (loss)	—	0.03
Net change in unrealized appreciation (depreciation) (1)	0.26	(2.09)
Net increase (decrease) in net assets resulting from operations (1)	0.96	(1.53)
Shareholder distributions from income (2)	(0.61)	(0.17)
Other (3)	(0.02)	(0.02)
Net asset value at end of period	$19.07	$18.28

Net assets at end of period	$230,462	$80,080
Shares outstanding at end of period (1)	12,083,747	4,380,112
Total return (4)	5.09%	(7.77)%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	7.76%	10.74%
Ratio of net investment income to average net assets (5)	7.05%	5.26%
Portfolio turnover (7)	11.78%	6.92%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of net expenses to average net assets was 7.94% and 11.01% for the six months ended June 30, 2021 and 2020, respectively, on an annualized basis, excluding the effect of expense support which represented (0.18)% and (0.27)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2021 and 2020 was 4.89% and 5.62%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2021, except as discussed below.
On July 12, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,564,928 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $30,000. The shares were issued on July 26, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company").
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect, and to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2021. Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with approximately $10.0 million to $100.0 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We focus on privately originated debt to performing U.S. middle market companies, with a portfolio comprised primarily first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). We also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity-related securities).
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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The timing and extent of any impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including but not limited to the duration, severity and spread of the virus, related advisories and restrictions, the health of the financial markets and economy, and governmental fiscal and monetary actions. all of which remain highly uncertain and unpredictable. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and the results of operations and the financial condition of our portfolio companies.

As of June 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act and we were not in default of any of the asset coverage requirements under any of our credit facilities. However, any increase in unrealized depreciation of our investment portfolio or significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of us breaching such covenants under our credit facilities.

We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. We also have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic on our portfolio companies, due diligence and underwriting processes, the economy and financial markets. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the possible future impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows.

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
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Because we expect that there typically will not be a readily available market price for our target portfolio investments, we expect that the value of our portfolio investments will be their fair value as determined by our Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, our Board will receive input from management and the audit committee of the Board (the "Audit Committee"). In addition, our Board has retained one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available at least once during each 12-month period.

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
As of June 30, 2021 and December 31, 2020, all of our portfolio investments were Level 3 investments.

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
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2021, we earned $107 thousand and $193 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2021, the fair value of the loans in the portfolio with PIK provisions was $6.3 million, which represents approximately 1.3% of our total investments at fair value. As of December 30, 2020, the fair value of the loans in the portfolio with PIK provisions was $9.6 million, which represents approximately 2.9% of our total investments at fair value.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2021 and December 31, 2020, there were no loans in the portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2021, we earned $0 and $213 thousand, respectively, of dividend income from our equity investments.
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

Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
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
•expenses, including travel, entertainment, lodging and meal expenses, incurred by the Advisers, or members of their investment teams or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing our rights;
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
Our portfolio and investment activity for the three and six months ended June 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2021	2020
Investments:
Total investments, beginning of period	$409,335	$171,151
Purchase of investments	128,740	9,135
Proceeds from principal repayments and sales of investments	(35,221)	(11,198)
Payment-in-kind interest	(7)	—
Amortization of premium/accretion of discount, net	265	46
Net realized gain (loss) on investments	(58)	129
Total investments, end of period	$503,054	$169,263

Portfolio companies at beginning of period	67	44
Number of new portfolio companies	13	—
Number of exited portfolio companies	(6)	(2)
Portfolio companies at end of period	74	42

	Six Months Ended June 30,
	2021	2020
Investments:
Total investments, beginning of period	$338,738	$178,754
Purchase of investments	212,672	11,743
Proceeds from principal repayments and sales of investments	(48,873)	(21,430)
Payment-in-kind interest	10	—
Amortization of premium/accretion of discount, net	470	98
Net realized gain (loss) on investments	37	98
Total investments, end of period	$503,054	$169,263

Portfolio companies at beginning of period	61	46
Number of new portfolio companies	21	—
Number of exited portfolio companies	(8)	(4)
Portfolio companies at end of period	74	42

As of June 30, 2021 and December 31, 2020, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$484,046	$482,549	96.10%	$326,933	$323,427	96.47%
Subordinated Debt	16,509	16,773	3.34%	9,722	9,749	2.91
Equity Investments	2,499	2,794	0.56%	2,083	2,083	0.62
Total	$503,054	$502,116	100.00%	$338,738	$335,259	100.00%
Largest portfolio company investment	$17,681	$17,759	3.54%	$14,758	$14,967	4.46%
Average portfolio company investment	$6,798	$6,785	1.35%	$5,553	$5,496	1.64%
The industry composition of our portfolio as a percentage of fair value as of June 30, 2021 and December 31, 2020 were as follows:

Industry	June 30, 2021	December 31, 2020
Aerospace & Defense	3.9%	5.7%
Automotive	0.9%	1.1%
Banking, Finance, Insurance & Real Estate	6.9%	7.3%
Beverage, Food & Tobacco	7.2%	7.0%
Capital Equipment	2.3%	2.6%
Chemicals, Plastics, & Rubber	4.4%	0.7%
Construction & Building	2.4%	1.2%
Consumer Goods: Durable	2.2%	3.3%
Consumer Goods: Non-durable	9.3%	7.7%
Containers, Packaging & Glass	7.7%	9.8%
Healthcare & Pharmaceuticals	4.9%	0.8%
High Tech Industries	14.9%	17.4%
Hotel, Gaming & Leisure	—%	0.8%
Media: Advertising, Printing & Publishing	0.7%	0.9%
Media: Diversified & Production	2.0%	2.1%
Retail	1.2%	2.6%
Services: Business	16.2%	15.4%
Services: Consumer	2.2%	3.4%
Telecommunications	4.9%	3.7%
Transportation: Cargo	3.3%	5.9%
Utilities: Electric	2.5%	0.6%
Total	100.0%	100.0%

The weighted average yields of our investments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average yield on debt and income producing investments, at cost	6.46%	6.60%
Weighted average yield on debt and income producing investments, at fair value	6.48%	6.67%
Percentage of debt investments bearing a floating rate	97.22%	99.41%
Percentage of debt investments bearing a fixed rate	2.78%	0.59%

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	465,474	92.7	67	315,246	94.0%	56
5	19,246	3.8	3	2,381	0.7	1
6	17,396	3.5	4	17,632	5.3	4
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$502,116	100.0%	74	$335,259	100.0%	61
As of June 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our investment portfolio was 4.1. and 4.1, respectively.

Results of Operations
Operating results for the three and six months ended June 30, 2021 and 2020 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2021	2020
Investment Income
Interest income	$7,433	$2,520
Payment-in-kind interest income	21	—
Other income	107	75
Total investment income	7,561	2,595
Expenses
Interest and debt financing expenses	2,370	573
Management fees	863	308
Professional fees	295	171
Directors' fees	95	95
Administration fees	127	81
Other general and administrative expenses	136	31
Total expenses before expense support	3,886	1,259
Expense support	(153)	(3)
Net expenses after expense support	3,733	1,256
Net investment income	$3,828	$1,339
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(58)	$129
Net change in unrealized gains (losses)	1,633	(3,590)
Total net realized and change in unrealized gains (losses)	1,575	(3,461)
Net increase (decrease) in net assets resulting from operations	$5,403	$(2,122)

	Six Months Ended June 30,
	2021	2020
Investment Income
Interest income	$13,315	$5,443
Payment-in-kind interest income	40	—
Dividend income	213	—
Other income	193	103
Total investment income	13,761	5,546
Expenses
Interest and debt financing expenses	4,537	1,946
Management fees	1,560	636
Professional fees	617	734
Directors' fees	191	191
Administration fees	255	170
Other general and administrative expenses	213	138
Total expenses before expense support	7,373	3,815
Expense support	(333)	(185)
Net expenses after expense support	7,040	3,630
Net investment income	$6,721	$1,916
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$37	$98
Net change in unrealized gains (losses)	2,541	(7,562)
Total net realized and change in unrealized gains (losses)	2,578	(7,464)
Net increase (decrease) in net assets resulting from operations	$9,299	$(5,548)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments increased to $7.6 million and $13.8 million for the three and six months ended June 30, 2021, respectively, from $2.6 million and $5.5 million for the comparable periods in the prior year, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering and our investment income to grow commensurately. The COVID-19 pandemic has negatively impacted and may continue to negatively impact our portfolio growth, as well as possibly negatively impact the liquidity and operating results of certain of our portfolio companies, which in turn could restrict their ability to make interest payments to us.
Expenses
Total expenses before expense support increased to $3.9 million and $7.4 million for the three and six months ended June 30, 2021, respectively, from $1.3 million and $3.8 million for the three and six months ended June 30, 2020. The increase in interest and debt financing expenses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was driven by increased draws under the Financing Facilities due to the increased deployment of capital for investment purchases. The increase in management fees for the three and six months ended June 30, 2021 from the comparable periods in 2020 was driven by increases in deployed capital.
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

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2021	$2,562	$—	$2,562
December 31, 2020	2,403	—	2,403
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized loss on investments of $(58) thousand for the three months ended June 30, 2021 compared to a realized gain of $129 thousand for the three months ended June 30, 2020. For the six months ended June 30, 2021, we had a net realized gain on investments of $37 thousand compared to a net realized gain of $98 thousand for the six months ended June 30, 2020.
We recorded a net change in unrealized appreciation of $1.6 million for the three months ended June 30, 2021, compared to net unrealized depreciation of $(3.6) million for the three months ended June 30, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized appreciation of $2.5 million for the six months ended June 30, 2021, compared to net unrealized depreciation of $(7.6) million for the six months ended June 30, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net gain for the three and six months ended June 30, 2021, was primarily related to the overall improvement of the financial markets, which directly benefited the valuation of our portfolio investments. The fair value of our portfolio investments for the three and six months ended June 30, 2021 was positively impacted by a tightening credit spread environment, an improvement in financial performance due to the lessening impacts of the COVID-19 pandemic, as well as tailwinds from an improving economy on certain portfolio companies.
Management continues to monitor the impact of the COVID-19 pandemic on the portfolio, which may cause credit spreads to widen and/or unrealized depreciation to the extent that the credit risk of certain portfolio companies increases as a result of deterioration in their financial conditions.
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 177.3% and 182.0%, respectively.
Cash and restricted cash as of June 30, 2021, taken together with our uncalled capital commitments of $274.7 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2021, we had $75.9 million available under our SPV I Financing Facility (as defined below), $7.0 million available under our Subscription Facility (as defined below) and $41.9 million available under our SPV II Financing Facility (as defined below).
For the six months ended June 30, 2021, our cash and cash equivalents balance increased by $21.8 million. During that period, $149.0 million was used for operating activities, primarily due to investment purchases of $212.7 million, offset by $48.9 million in repayments and sales of investments in portfolio companies. During the same period, $170.8 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $70.0 million, proceeds from secured borrowings of $152.4 million, and repayments of secured borrowings of $46.5 million.

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of June 30, 2021, TIAA owned 3,310,590 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of June 30, 2021, we had received capital commitments totaling $505.9 million ($274.7 million remaining undrawn), of which $100.0 million ($33.8 million remaining undrawn) is from TIAA, an affiliated entity of the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to June 30, 2021 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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

The following table summarizes the dividends declared from inception through June 30, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550

Income Taxes
We intend to elect annually to be treated, and to comply with the requirements to qualify, as a RIC under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
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
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, we amended the SPV I Financing Facility. The amendment increased the maximum facility amount available from $175 million to $275 million and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires us to maintain an asset coverage ratio equal to at least 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period; however any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of June 30, 2021 and December 31, 2020, the SPV I Financing Facility bore interest at daily LIBOR plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender.
The Subscription Facility has a maximum facility amount of $30 million subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. We also owe an unused commitment fee of 0.25% per annum.
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

The maximum amount for the SPV II Financing Facility is $150 million (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of June 30, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$182,500	$—	$—	$182,500	$—
Subscription Facility	23,000	23,000	—	—	—
SPV II - Financing Facility	92,547	—	—	92,547	—
Total debt obligations	$298,047	$23,000	$—	$275,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement
In addition to the aforementioned agreements, we were granted an exemptive order (the “Order”) by the SEC that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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
No Reimbursement Payment will be made for any quarter if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment, is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with US GAAP. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such Reimbursement Payment may be reimbursable in a future calendar quarter.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into contracts or agreements that contain indemnifications or warranties. As of June 30, 2021 and December 31, 2020, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	June 30, 2021	December 31, 2020
Anne Arundel	$631	$631
Argano, LLC	4,118	—
Arotech	3,514	3,514
B2B Packaging	3,975	178
Brillio LLC	—	500
Classic Collision	7,071	—
Cornerstone Advisors of Arizona LLC	—	216
Diligent Corporation	503	503
Gabriel Partners LLC	—	1,429
Heartland Home Services	—	2,637
NJEye LLC	2,277	2,277
PCF Insurance	—	9,868
Resource Label Group LLC	—	1,043
Sciens Building Solutions, LLC	6,696	—
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	1,154	—
Solve Industrial Motion Group	1,175	—
Spectrio II	—	2,941
TailWind Randy's LLC	—	317
Tinuiti	11,576	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	2,273	—
Vital Records Control	671	—
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	—
Total unfunded commitments	$48,419	$29,544
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

Recent Developments

On July 12, 2021, we delivered a drawdown notice to certain of our shareholders relating to the issuance of 1,564,928 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $30 million. The shares were issued on July 26, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of market volatility. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of June 30, 2021, 97.22% of the loans held in our investment portfolio had floating interest rates and 2.78% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the SPV I Financing Facility are subject to floating interest rates and as of June 30, 2021 are paid based on a daily LIBOR plus 2.50% per annum. Borrowings under the SPV II Financing Facility bear interest at a rate of one-month LIBOR plus 2.50% per annum. Borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2021. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of June 30, 2021. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of June 30, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(26)	$(369)	$343
Base Interest Rate	—	—	—
+100 Basis Points	554	1,478	(924)
+200 Basis Points	2,902	2,956	(54)
+300 Basis Points	5,252	4,434	818

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

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.

ITEM 1A. RISK FACTORS

With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our 2020 Annual Report on Form 10-K. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K filed with the SEC on March 12, 2021, which is accessible on the SEC’s website at sec.gov.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to select, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic affect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, negatively affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, either in our operations or when considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory, initiatives related to ESG could adversely affect our business.

We cannot predict how new tax legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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
Date: August 5, 2021