Form 10-Q
period 2021-09-30
Nuveen Churchill Direct Lending Corp.
filed 2021-11-10
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 10, 2021, the registrant had 17,802,137 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $654,307 and $338,738, respectively)	$655,805	$335,259
Cash and cash equivalents	15,173	12,608
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,609	2,403
Interest receivable	4,581	2,028
Receivable for investments sold	4,730	946
Prepaid expenses	39	38
Other assets	28	128
Total assets	$683,015	$353,460

Liabilities
Secured borrowings (net of $3,445 and $3,907 deferred financing costs, respectively) (See Note 5)	$356,702	$188,275
Payable for investments purchased	458	—
Interest payable	1,914	1,276
Due to adviser expense support (See Note 4)	2,609	2,403
Management fees payable	1,114	528
Distributions payable	6,173	2,356
Directors’ fees payable	96	96
Accounts payable and accrued expenses	985	885
Total liabilities	$370,051	$195,819

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 16,245,071 and 8,413,970 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$162	$84
Paid-in-capital in excess of par value	310,992	161,003
Total distributable earnings (loss)	1,810	(3,446)
Total net assets	$312,964	$157,641

Total liabilities and net assets	$683,015	$353,460

Net asset value per share (See Note 8)	$19.27	$18.74

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$9,647	$2,858	$22,962	$8,301
Payment-in-kind interest income	28	7	68	7
Dividend income	—	—	213	—
Other income	254	102	447	205
Total investment income	9,929	2,967	23,690	8,513

Expenses:
Interest and debt financing expenses	2,478	815	7,015	2,761
Management fees (See Note 4)	1,114	358	2,674	994
Professional fees	290	309	907	1,043
Directors' fees	96	96	287	287
Administration fees (See Note 4)	181	78	436	248
Other general and administrative expenses	60	23	273	161
Total expenses before expense support	4,219	1,679	11,592	5,494
Expense support (See Note 4)	(134)	(81)	(467)	(266)
Net expenses after expense support	4,085	1,598	11,125	5,228
Net investment income	5,844	1,369	12,565	3,285

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	356	133	393	231
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	2,436	3,124	4,977	(4,438)
Total net realized and unrealized gain (loss) on investments	2,792	3,257	5,370	(4,207)

Net increase (decrease) in net assets resulting from operations	$8,636	$4,626	$17,935	$(922)

Per share data:
Net investment income per share - basic and diluted	$0.41	$0.27	$1.12	$0.80
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.60	$0.92	$1.60	$(0.22)
Weighted average common shares outstanding - basic and diluted	14,325,456	5,052,998	11,230,575	4,110,317

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,844	$1,369	$12,565	$3,285
Net realized gain (loss) on investments	356	133	393	231
Net change in unrealized appreciation (depreciation) on investments	2,436	3,124	4,977	(4,438)
Net increase (decrease) in net assets resulting from operations	8,636	4,626	17,935	(922)
Shareholder distributions:
Distributions of investment income	(6,173)	(1,226)	(12,679)	(1,776)
Net increase (decrease) in net assets resulting from shareholder distributions	(6,173)	(1,226)	(12,679)	(1,776)
Capital share transactions:
Issuance of common shares, net	79,981	19,977	149,946	39,944
Reinvestment of shareholder distributions	58	1	121	1
Net increase (decrease) in net assets resulting from capital share transactions	80,039	19,978	150,067	39,945
Total increase (decrease) in net assets	82,502	23,378	155,323	37,247
Net assets, at beginning of period	230,462	80,080	157,641	66,211
Net assets, at end of period	$312,964	$103,458	$312,964	$103,458

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,935	$(922)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(417,621)	(74,164)
Proceeds from principal repayments and sales of investments	103,210	33,228
Payment-in-kind interest	(52)	(7)
Amortization of premium/accretion of discount, net	(713)	(148)
Net realized (gain) loss on investments	(393)	(231)
Net change in unrealized (appreciation) depreciation on investments	(4,977)	4,438
Amortization of deferred financing costs	640	172
Amortization of offering costs	(54)	(53)
Changes in operating assets and liabilities:
Due from adviser expense support	(206)	(651)
Due from adviser	—	(236)
Interest receivable	(2,553)	592
Receivable for investments sold	(3,784)	2,511
Prepaid expenses	(1)	(25)
Other assets	100	(44)
Payable for investments purchased	458	12,065
Interest payable	638	(590)
Due to adviser expense support	206	651
Due to affiliate	—	(9)
Management fees payable	586	27
Directors’ fees payable	—	73
Accounts payable and accrued expenses	100	152
Net cash provided by (used in) operating activities	(306,481)	(23,171)

Cash flows from financing activities:
Proceeds from issuance of common shares	150,000	39,997
Shareholder distributions	(8,741)	(1,775)
Proceeds from secured borrowings	244,500	42,500
Repayments of secured borrowings	(76,535)	(36,000)
Payments of deferred financing costs	(178)	(516)
Net cash provided by (used in) financing activities	309,046	44,206

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	2,565	21,035
Cash and Cash Equivalents and Restricted Cash, beginning of period	12,658	3,471
Cash and Cash Equivalents and Restricted Cash, end of period	$15,223	$24,506

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,013	$1,999
Cash paid during the period for taxes	$—	$4

Supplemental disclosure of non-cash flow information:
Reinvestment of shareholder distributions	$121	$1

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$15,173	$12,608
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$15,223	$12,658

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$24,456	$3,421
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$24,506	$3,471

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 207.3%
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/31/2025	$10,562	$10,461	$10,541	3.4%
Arotech	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	9,415	9,295	9,509	3.0%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	3,514	(22)	35	—%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	7,444	7,345	7,444	2.4%
Total Aerospace & Defense							27,079	27,529	8.8%

Automotive
Classic Collision (Incremental)	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	1/14/2026	7,929	7,851	7,864	2.5%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	1/14/2026	7,071	1,449	1,390	0.4%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	7,347	7,201	7,205	2.3%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	4,386	—	(84)	—%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	L + 5.50%	6.50%	5/16/2025	3,258	3,241	3,258	1.0%
Tailwind Randy's LLC	(9)(13)	First Lien Term Loan	L + 5.50%	6.50%	5/16/2025	819	811	819	0.3%
Tailwind Randy's LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.50%	6.50%	5/16/2025	661	658	661	0.2%
Total Automotive							21,211	21,113	6.7%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	11/18/2026	6,067	6,018	6,067	1.9%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.58%	2/28/2025	3,900	3,920	3,825	1.2%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	6.75%	9/8/2027	6,738	6,671	6,672	2.1%
Minotaur Acquisition Inc	(6) (15)	First Lien Term Loan	L + 4.75%	4.83%	3/27/2026	4,875	4,825	4,856	1.6%
PCF Insurance (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.50%	7.60%	3/31/2026	12,912	12,804	12,912	4.2%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	9,380	9,316	9,380	3.0%
Vensure Employer Services (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	5,597	39	39	—%
Total Banking, Finance, Insurance, Real Estate							43,593	43,751	14.0%

Beverage, Food & Tobacco
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	9/28/2027	10,000	9,900	9,900	3.1%
GA Foods	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/1/2026	14,925	14,791	14,925	4.8%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,850	14,595	14,999	4.8%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,918	2,888	2,792	0.9%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	8/13/2027	15,000	14,779	14,785	4.7%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/20/2027	3,331	3,300	3,352	1.1%
Watermill Express, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/20/2027	318	—	2	—%
Total Beverage, Food & Tobacco							60,253	60,755	19.4%

Capital Equipment
Blackbird Purchaser Inc	(6)	First Lien Term Loan	L + 4.50%	4.63%	4/8/2026	3,906	3,875	3,834	1.3%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	6,617	6,556	6,583	2.1%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,631	2,631	2,617	0.8%
Heartland Home Services (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	5,729	(29)	(29)	—%
Total Capital Equipment							13,033	13,005	4.2%

Chemicals, Plastics, & Rubber
Ascensus		Subordinated Debt	L + 6.50%	7.00%	8/2/2029	8,000	7,922	7,924	2.6%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	9,956	9,762	9,810	3.2%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/29/2025	2,340	2,350	2,315	0.7%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.50%	5/5/2028	10,083	9,985	10,085	3.2%
Total Chemicals, Plastics, & Rubber							30,019	30,134	9.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	7/30/2027	11,059	10,951	10,955	3.5%
Sciens Building Solutions, LLC	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/1/2027	8,283	8,183	8,278	2.6%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	6/1/2027	6,696	1,750	1,786	0.6%
SPI LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	11/1/2023	5,280	5,283	5,261	1.7%
Total Construction & Building							26,167	26,280	8.4%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,804	5,743	5,450	1.7%
Total Consumer Goods: Durable							5,743	5,450	1.7%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	L + 5.00%	5.75%	9/10/2027	12,894	12,766	12,767	4.1%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	5.75%	9/11/2023	3,895	3,839	3,707	1.2%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,923	7,847	7,906	2.5%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,039	6,970	7,025	2.3%
Gloves Buyer	(6) (13)	First Lien Term Loan	L + 4.00%	4.75%	1/29/2028	5,088	5,083	5,082	1.6%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/29/2026	7,444	7,403	7,444	2.4%
PetIQ, LLC	(6) (10)	First Lien Term Loan	L + 4.25%	4.75%	4/13/2028	7,980	7,904	7,920	2.5%
Total Consumer Goods: Non-durable							51,812	51,851	16.6%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,121	4,068	4,163	1.3%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,362	1,345	1,376	0.4%
B2B Packaging (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	6,233	4,233	4,296	1.4%
Brook & Whittle Holding Corp	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	2,735	2,726	2,735	0.9%
Brook & Whittle Holding Corp (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	10/17/2024	10,179	10,100	10,281	3.3%
Brook & Whittle Holding Corp (Incremental)	(9) (13)	First Lien Term Loan	L + 5.25%	6.25%	10/17/2024	1,995	1,977	1,995	0.6%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	3,052	3,023	3,082	1.0%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,444	7,379	7,518	2.4%
Total Containers, Packaging & Glass							34,851	35,446	11.3%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	L + 5.00%	6.00%	9/14/2027	3,333	3,300	3,301	1.0%
Cadmus (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.00%	6.00%	9/14/2027	1,667	—	(16)	—%
Total Environmental Industries							3,300	3,285	1.0%

Healthcare & Pharmaceuticals
Anne Arundel		Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	1,838	1,807	1,828	0.6%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.50% (PIK)	4/16/2026	968	320	331	0.1%
Genesee Scientific	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/13/2027	6,080	6,019	6,020	1.9%
Genesee Scientific (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/13/2027	2,027	—	(20)	—%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	8/20/2027	9,221	9,130	9,132	2.9%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	8,393	8,228	8,229	2.6%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,552	(36)	(69)	—%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	5/28/2027	7,857	7,780	7,846	2.5%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	13,846	13,714	13,658	4.4%
SM Wellness Holdings, Inc (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	1,154	877	861	0.3%
Total Healthcare & Pharmaceuticals							47,839	47,816	15.3%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	5,763	5,708	5,714	1.8%
Argano, LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	2,539	—	(22)	—%
Brillio LLC	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	2,933	2,934	2,933	0.9%
Brillio LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 4.75%	5.75%	2/6/2025	491	491	491	0.2%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	7/31/2025	1,510	1,496	1,509	0.5%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,760	12,720	12,968	4.2%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	8/4/2025	3,465	3,434	3,463	1.1%
Diligent Corporation (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	502	99	116	—%
Eliassen Group LLC	(6) (13)	First Lien Term Loan	L + 4.25%	4.33%	11/5/2024	5,074	5,057	5,074	1.6%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	5/31/2024	9,474	9,400	9,496	3.0%
Fineline Merger		Subordinated Debt	L + 9.00%	10.00%	8/22/2028	2,941	2,900	3,000	1.0%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/28/2025	3,329	3,313	3,303	1.1%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.75%	6.75%	1/23/2025	6,825	6,825	6,695	2.1%
Precisely	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	4/24/2028	6,288	6,257	6,272	2.0%
Revalize (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/15/2027	4,327	370	371	0.1%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/30/2028	1,763	1,728	1,741	0.6%
Solve Industrial Motion Group (Delayed Draw)	(11)	Subordinated Debt	N/A	10.75%	6/30/2028	1,175	—	(14)	—%
SmartWave	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	11/2/2026	9,428	9,324	9,428	3.0%
Total High Tech Industries							72,056	72,538	23.2%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	3,016	2,983	3,016	1.0%
Tinuiti Inc (Delayed Draw) (Incremental)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	10,008	—	—	—%
Tinuiti (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	1,959	388	390	0.1%
Total Media: Advertising, Printing & Publishing							3,371	3,406	1.1%

Media: Diversified & Production
CVI Parent	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	8/12/2027	2,953	2,924	2,925	0.9%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	8,226	8,151	8,309	2.7%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,923	2,897	2,952	0.9%
Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	3,823	(19)	38	—%
Total Media: Diversified & Production							13,953	14,224	4.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.25%	12/10/2027	5,970	5,997	5,970	1.9%
Total Retail							5,997	5,970	1.9%

Services: Business
Big Truck Rental		Subordinated Debt	N/A	9.00%	9/23/2027	12,500	12,250	12,251	3.9%
Bounteous	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.00%	7/26/2027	5,470	5,417	5,419	1.7%
Bounteous (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.00%	6.00%	7/26/2027	2,830	2,123	2,124	0.7%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,126	11,971	12,187	3.9%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	3/30/2027	3,016	2,956	2,956	0.9%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,348	2,328	2,372	0.8%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	215	214	217	0.1%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	9,457	9,371	9,457	3.0%
Gabriel Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	3,903	3,865	3,903	1.2%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	9/21/2026	1,575	1,575	1,575	0.5%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% (PIK)	1/16/2026	2,462	2,422	2,527	0.8%
Lion Merger Sub Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,745	14,542	14,589	4.7%
LSCS Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	4.42%	3/16/2025	1,792	1,778	1,775	0.6%
LSCS Holdings Inc (Delayed Draw)	(6)	First Lien Term Loan	L + 4.25%	4.42%	3/16/2025	421	417	417	0.1%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,879	3,869	3,349	1.1%
Plaze		Subordinated Debt	L + 7.50%	8.50%	7/7/2028	15,000	14,558	14,585	4.7%
Smile Brands		Subordinated Debt	L + 8.50%	9.25%	4/13/2026	9,597	9,456	9,459	3.0%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	9.25%	4/13/2026	1,959	—	(28)	—%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	4.75%	3/31/2028	9,350	9,283	9,491	3.0%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	4,013	3,954	3,968	1.3%
Vital Records Control (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	671	40	42	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	3,909	3,887	3,909	1.2%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	6,198	6,143	6,198	2.0%
Total Services: Business							122,419	122,742	39.2%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,382	5,350	4,990	1.6%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.56%	9/16/2024	2,982	689	488	0.2%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,562	2,556	2,281	0.7%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	222	222	198	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	3/29/2025	3,923	3,923	3,155	1.0%
Total Services: Consumer							12,740	11,112	3.6%

Telecommunications
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	692	690	692	0.2%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,906	3,916	3,895	1.2%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/16/2027	10,285	10,189	10,245	3.3%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	11/20/2025	6,775	6,725	5,642	1.8%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.25%	4/3/2028	4,499	4,455	4,499	1.5%
Total Telecommunications							25,975	24,973	8.0%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/3/2025	4,469	4,432	4,490	1.4%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/5/2025	264	261	265	0.1%
A&R Logistics Holdings, Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.75%	7.75%	5/3/2025	915	906	905	0.3%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 5.00%	6.00%	12/30/2026	1,151	1,140	1,140	0.4%
SEKO Global Logistics		Subordinated Debt	N/A	10.00%	6/30/2027	9,834	9,647	9,830	3.1%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00%	6/30/2027	907	—	6	—%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,845	2,747	2,845	0.9%
Wittichen Supply		Subordinated Debt	N/A	10.00% (Cash) 2.00%(PIK)	7/31/2028	4,151	4,070	4,073	1.3%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wittichen Supply (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 2.00%(PIK)	7/27/2028	2,311	—	(43)	—%
Total Transportation: Cargo							23,203	23,511	7.5%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	2/16/2028	463	453	453	0.2%
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	2/16/2028	1,704	1,676	1,671	0.5%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	2/16/2028	938	(9)	(18)	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	1,971	1,944	1,937	0.6%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2026	622	—	(11)	—%
Total Utilities: Electric							4,064	4,032	1.3%

Total Debt Investments							648,678	648,923	207.4%

Equity Investments - 2.2%
Automotive
Covercraft	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	1	768	768	0.2%
Total Automotive							768	768	0.2%

Construction & Building
Erie Construction	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	166	166	0.1%
Total Construction & Building							166	166	0.1%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	102	—%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	6	—%
Total Consumer Goods: Non-durable							103	108	—%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	145	—%
Total Containers, Packaging & Glass							122	145	—%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	695	0.2%
Total Healthcare & Pharmaceuticals							645	695	0.2%

High Tech Industries
Solve Industrial Motion Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	313	313	0.1%
Total High Tech Industries							313	313	0.1%

Services: Business
Career Now	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	624	624	624	0.2%
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	950	0.3%
Total Services: Business							1,269	1,574	0.5%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	332	1,203	0.5%
Wittichen Supply	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	2	1,911	1,910	0.6%
Total Transportation: Cargo							2,243	3,113	1.1%

Total Equity Investments							5,629	6,882	2.2%

Cash equivalents	(12)						15,776	15,776	5.1%
Total Investments							$670,083	$671,581	214.7%
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
September 30, 2021
(dollars in thousands)

(2)Unless otherwise indicated, issuers of debt and equity held by the Company are domiciled in the United States.
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L") which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2021. As of September 30, 2021, rates for 1M L, 2M L, 3M L, 6M L and 12M L are 0.08%, 0.11%, 0.13%, 0.16% and 0.24% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)All investments valued using unobservable inputs (Level 3), unless otherwise noted. See Note 3 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $312,964 as of September 30, 2021.
(6)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “SPV I Financing Facility”). The lenders of the SPV I Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group is Canada.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2021, the Company held eleven restricted securities with an aggregate fair value of $6,882, or 2.2% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, and Covercraft - August 20, 2021.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 2.7% of the Company's total assets calculated in accordance with the 1940 Act.
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
(15)Investments valued using observable inputs (Level 2).
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was originally entered into on December 31, 2019 and was amended and restated on December 11, 2020 and October 7, 2021 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4, Related Party Transactions.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act") in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company has held and expects to continue to hold additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Fundraising Period”). On September 1, 2021 the Company's board of directors (the "Board") determined to extend the Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold Subsequent Closings from September 13, 2021 to March 13, 2022. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

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
COVID-19 Developments
The outbreak of the coronavirus (“COVID-19”) and subsequent global pandemic began significantly impacting the U.S. and global financial markets and economies in March 2020. The worldwide spread of COVID-19 has created significant uncertainty in the global economy. The full duration and extent of the impact of the COVID-19 pandemic over the long term cannot be reasonably estimated at this time. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may continue to have on the Company’s financial performance. The extent to which the COVID-19 pandemic may continue to impact the Company’s business, results of operations, investments, and cash flows will depend on future developments, which remain uncertain and unpredictable.

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
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

ii.preliminary valuation conclusions are documented and approved by the applicable investment team’s investment committee;
iii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then an independent third-party valuation firm engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
iv.the audit committee of the Board (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s), and recommends those values to the Board; and
v.the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team or the respective independent valuation firm(s) and, where appropriate, the Audit Committee.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2021 and December 31, 2020, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2021, the fair value of the loans in the portfolio with PIK provisions was $20,899, which represents approximately 3.19% of total investments at fair value. As of December 31, 2020, the fair value of the loans in the portfolio with PIK income provisions was $9,591, which represents approximately 2.86% of total investments at fair value. For the three and nine months ended September 30, 2021, the Company earned $28 and $68, respectively, in PIK income provisions. For the three and nine months ended September 30, 2020, the Company earned $7 and $7, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2021, the Company earned $0 and $213, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2020, the Company earned $0 and $0, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2021, other income of $254 and $447, respectively, was earned, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2020, other income of $102 and $205, respectively, was earned, primarily related to prepayment and amendment fees.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the nine months ended September 30, 2021 and 2020, offering costs of $54 and $53, respectively, were incurred.

Income Taxes
For U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a RIC under the Code. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and gains it does not distribute.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2021, the Company incurred no excise tax expenses. For the three and nine months ended September 30, 2020, the Company incurred no excise tax expenses.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company has adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if the Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreements relating to the credit facilities (refer to Note 5), include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's consolidated financial statements and SEC filings.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2021 and December 31, 2020, according to the fair value hierarchy:

As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$10,306	$558,964	$569,270
Subordinated Debt	—	—	79,653	79,653
Equity Investments	—	—	6,882	6,882
Cash Equivalents	15,776	—	—	15,776
Total	$15,776	$10,306	$645,499	$671,581

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$323,427	$323,427
Subordinated Debt	—	—	9,749	9,749
Equity Investments	—	—	2,083	2,083
Cash Equivalents	12,531	—	—	12,531
Total	$12,531	$—	$335,259	$347,790
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2021	$482,549	$16,773	$2,794	$502,116
Purchase of investments	138,697	62,784	3,468	204,949
Proceeds from principal repayments and sales of investments	(53,970)	—	(339)	(54,309)
Payment-in-kind interest	—	42	—	42
Amortization of premium/accretion of discount, net	216	22	—	238
Net realized gain (loss) on investments	356	—	—	356
Net change in unrealized appreciation (depreciation) on investments	1,617	32	959	2,608
Transfers out of Level 3	(10,501)	—	—	(10,501)
Balance as of September 30, 2021	$558,964	$79,653	$6,882	$645,499

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$1,976	$32	$959	$2,967

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	344,200	69,537	3,884	417,621
Proceeds from principal repayments and sales of investments	(102,788)	—	(339)	(103,127)
Payment-in-kind interest	—	52	—	52
Amortization of premium/accretion of discount, net	649	46	—	695
Net realized gain (loss) on investments	392	—	—	392
Net change in unrealized appreciation (depreciation) on investments	3,684	269	1,254	5,207
Transfers out of Level 3	(10,600)	—	—	(10,600)
Balance as of September 30, 2021	$558,964	$79,653	$6,882	$645,499

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$3,561	$269	$1,254	$5,084
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
For the three and nine months ended September 30, 2021, there were two investments that transferred out of Level 3 to Level 2. For the three and nine months ended September 30, 2020, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2021 and December 31, 2020 were as follows:

Investment Type	Fair Value at September 30, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$429,795	Yield Method	Implied Discount Rate	5.2%	13.4%	6.9%
First Lien Term Loans	129,169	Recent Transactions	Transaction Price	86.3	100.0	98.7
Subordinated Debt	21,355	Yield Method	Implied Discount Rate	5.6%	24.0%	10.3%
Subordinated Debt	58,298	Recent Transactions	Transaction Price	97.2	99.1	98.1
Equity	3,268	Enterprise Value	EBITDA Multiple	9.0	15.5	11.7
Equity	3,614	Recent Transactions	Transaction Price	1.0	1,000.0	2.5
Total	$645,499

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$200,067	Market Yield Analysis	Market Yield Discount Rates	4.5%	7.6%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	22.1%	7.5%
		Recent Transactions	Transaction Price	92.0	98.8	97.4
First Lien Term Loans	123,360	Recent Transactions	Transaction Price	98.1	100.0	98.9
Subordinated Debt	1,956	Market Yield Analysis	Market Yield Discount Rates	13.0%	13.0%	13.0%
Subordinated Debt	7,793	Recent Transactions	Transaction Price	98.0	98.1	98.0
Equity	645	Enterprise Value	EBITDA Multiple	8.6x	8.6x	8.6x
Equity	1,438	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$335,259
Debt investments are generally valued using an income analysis, which weighs market yield and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. Material underperformance will typically require an increase in the weighting towards the credit performance analysis. The yield method calculates an implied discount rate at closing and compares that to a current implied discount rate as of the reporting date. Implied discount rates are determined using a combination of market yield data and borrower performance. A recent market trade, if applicable, will also be factored into the valuation.
Equity investments are generally valued using a market analysis, which utilizes market value multiples (EBITDA or Revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.
Alternative valuation methodologies may be used as appropriate for debt or equity investments, and can include a market analysis, income analysis, or liquidation (recovery) analysis. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.
Weighted average inputs are calculated based on the relative fair value of the investments. Significant increases (decreases) in discount rates could result in lower (higher) fair value measurements. Significant decreases (increases) in comparable multiples may result in lower (higher) fair value measurements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Board, including all of the directors who are not “interested persons” as defined in the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into the Sub-Advisory Agreement with Churchill, which was subsequently amended and restated on December 11, 2020 and October 7, 2021. The Board, including all of the Independent Directors, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act. The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Investment Advisory Agreement to Churchill pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Investment Advisory Agreement.
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for an initial period of two years expiring on December 31, 2021 and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2021, base management fees were $1,114 and $2,674, respectively. For the three and nine months ended September 30, 2020, base management fees were $358 and $994, respectively. As of September 30, 2021 and December 31, 2020, $1,114 and $528, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of September 30, 2021 and December 31, 2020 and for the periods then ended, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2021, the Company incurred $181 and $436, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company incurred $78 and $248, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2021 and December 31, 2020, fees of $404 and $322, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2021	$2,609	$—	$2,609
December 31, 2020	2,403	—	2,403
For the three and nine months ended September 30, 2021, the Company received $134 and $467, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
For the three and nine months ended September 30, 2020, the Company received $81 and $266, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For both the three and nine months ended September 30, 2021 and September 30, 2020, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2021 and December 31, 2020, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2021 and December 31, 2020, asset coverage was 186.9% and 182.0%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
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
As of September 30, 2021 and December 31, 2020 the SPV I Financing Facility bore interest at monthly LIBOR reset daily plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. Pursuant to the terms of the revolving credit agreement, on September 10, 2021, the Company extended the maturity date from September 10, 2021 to September 9, 2022.
On August 12, 2021, pursuant to the terms of the revolving credit agreement, the Company increased the maximum commitment of the Subscription Facility from $30,000 to $50,000 subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors have also been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. The Company also pays an unused commitment fee of 0.25% per annum.
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
The maximum amount for the SPV II Financing Facility is $150,000 (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of September 30, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SPV II Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$275,000	$50,000	$150,000	$475,000
Borrowings Outstanding (1)	200,600	42,000	117,547	360,147
Unused Portion (2)	74,400	8,000	32,453	114,853
Amount Available (3)	64,363	8,000	14,481	86,844
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,081	$626
Unused fees	102	98
Amortization of deferred financing costs (1)	295	91
Total interest and debt financing expenses	$2,478	$815
Average interest rate (2)	2.7%	2.8%
Average daily borrowings	$320,740	$102,013
_______________
(1)For the three months ended September 30, 2021 and 2020, $82 and $20 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.

	Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$5,020	$2,286
Unused fees	1,092	283
Amortization of deferred financing costs (1)	903	192
Total interest and debt financing expenses	$7,015	$2,761
Average interest rate (2)	3.1%	3.3%
Average daily borrowings	$259,429	$102,893
_______________
(1)For the nine months ended September 30, 2021 and 2020, $271 and $20 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.

Contractual Obligations

The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2021 and December 31, 2020:

	Payments Due by Period
As of September 30, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$200,600	$—	$—	$200,600	$—
Subscription Facility	42,000	42,000	—		—
SPV II - Financing Facility	117,547		—	117,547	—
Total debt obligations	$360,147	$42,000	$—	$318,147	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2021 and December 31, 2020 for any such exposure.
As of September 30, 2021 and December 31, 2020, the Company had the following unfunded commitments to fund delayed draw loans:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	September 30, 2021	December 31, 2020
Anne Arundel	$631	$631
Argano, LLC	2,539	—
Arotech	3,514	3,514
B2B Packaging	2,000	178
Bounteous	679	—
Brillio LLC	—	500
Cadmus	1,667	—
Classic Collision	5,622	—
Cornerstone Advisors of Arizona LLC	—	216
Covercraft	4,386	—
Diligent Corporation	394	503
Gabriel Partners LLC	—	1,429
Genesee Scientific	2,027	—
Heartland Home Services	5,729	2,637
NJEye LLC	2,277	2,277
PCF Insurance	—	9,868
PromptCare	3,552	—
Resource Label Group LLC	—	1,043
Revalize	3,941	—
Sciens Building Solutions, LLC	4,907	—
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	277	—
Smile Brands	1,959	—
Solve Industrial Motion Group	1,175	—
Spectrio II	3,823	2,941
TailWind Randy's LLC	—	317
Tinuiti	11,576	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	5,558	—
VRC Company	621	—
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	—
Wittichen Supply	2,311	—
Total unfunded commitments	$73,950	$29,544

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
The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of September 30, 2021, the Company had received capital commitments totaling $519,663 ($208,454 remaining undrawn), of which $100,000 ($33,788 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of September 30, 2021, TIAA owned 3,310,590 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through September 30, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through September 30, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$18.74	$20.00
Net investment income (1)	1.12	0.80
Net realized gain (loss)	0.04	0.06
Net change in unrealized appreciation (depreciation) (1)	0.44	(1.08)
Net increase (decrease) in net assets resulting from operations (1)	1.60	(0.22)
Shareholder distributions from income (2)	(0.99)	(0.45)
Other (3)	(0.08)	(0.47)
Net asset value at end of period	$19.27	$18.86

Net assets at end of period	$312,964	$103,458
Shares outstanding at end of period (1)	16,245,071	5,485,571
Total return (4)	8.30%	(3.42)%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	6.87%	9.05%
Ratio of net investment income to average net assets (5)	7.61%	5.50%
Portfolio turnover (7)	21.73%	18.38%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 7.09% and 9.39% for the nine months ended September 30, 2021 and 2020, respectively, on an annualized basis, excluding the effect of expense support which represented (0.21)% and (0.34)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2021 and 2020 was 4.29% and 4.72%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2021, except as discussed below.
On October 11, 2021, the Company issued 10,639 shares pursuant to its dividend reinvestment plan.
On October 15, 2021, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $9,329.
On October 18, 2021, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,546,427 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $30,000. The shares were issued on November 1, 2021.
On November 8, 2021, the Board, including all of the Independent Directors, approved the renewal of the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company").
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (“Initial Closing”). We have held and expect to continue to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

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

As of September 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act and we were not in default of any of the asset coverage requirements under any of our credit facilities. However, any increase in unrealized depreciation of our investment portfolio or significant reductions in our net asset value, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of us breaching such covenants under our credit facilities.

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
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Because we expect that there typically will not be a readily available market price for our target portfolio investments, we expect that the value of our portfolio investments will be their fair value as determined by our Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, our Board will receive input from management and the audit committee of the Board (the "Audit Committee"). In addition, our Board has retained one or more independent valuation firms to review the valuation of each portfolio investment for which a market quotation is not available.

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
With respect to investments for which market quotations are not readily available (Level 3), our Board undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.preliminary valuation conclusions are documented and approved by the applicable investment team’s investment committee;
iii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then an independent third-party valuation firm engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
iv.the Audit Committee reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firm(s) and recommends those values to our Board; and
v.our Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable investment team or the respective independent valuation firm(s) and, where appropriate, the Audit Committee.

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
As of September 30, 2021, all of our portfolio investments were Level 3 other than two investments with a fair value of $10.3 million, which represents approximately 1.53% of our total investments at fair value. As of December 31, 2020, all of our portfolio investments were Level 3 investments.
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
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2021, we earned $254 thousand and $447 thousand, respectively, in other income, primarily related to prepayment and amendment fees.
We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2021, the fair value of the loans in the portfolio with PIK income provisions was $20.9 million, which represents approximately 3.2% of our total investments at fair value. As of December 31, 2020, the fair value of the loans in the portfolio with PIK income provisions was $9.6 million, which represents approximately 2.9% of our total investments at fair value.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2021 and December 31, 2020, there were no loans in the portfolio on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2021, we earned $0 and $213 thousand, respectively, of dividend income from our equity investments.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (the “SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. We also must be organized in the United States to qualify as a BDC.
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
Our portfolio and investment activity for the three and nine months ended September 30, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30,
	2021	2020
Investments:
Total investments, beginning of period	$503,054	$169,263
Purchase of investments	204,949	62,447
Proceeds from principal repayments and sales of investments	(54,337)	(11,798)
Payment-in-kind interest	42	7
Amortization of premium/accretion of discount, net	243	50
Net realized gain (loss) on investments	356	133
Total investments, end of period	$654,307	$220,102

Portfolio companies at beginning of period	74	42
Number of new portfolio companies	19	8
Number of exited portfolio companies	(5)	—
Portfolio companies at end of period	88	50

	Nine Months Ended September 30,
	2021	2020
Investments:
Total investments, beginning of period	$338,738	$178,754
Purchase of investments	417,621	74,190
Proceeds from principal repayments and sales of investments	(103,210)	(33,228)
Payment-in-kind interest	52	7
Amortization of premium/accretion of discount, net	713	148
Net realized gain (loss) on investments	393	231
Total investments, end of period	$654,307	$220,102

Portfolio companies at beginning of period	61	46
Number of new portfolio companies	39	8
Number of exited portfolio companies	(12)	(4)
Portfolio companies at end of period	88	50

As of September 30, 2021 and December 31, 2020, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$569,321	$569,270	86.80%	$326,933	$323,427	96.47%
Subordinated Debt	79,357	79,653	12.15%	9,722	9,749	2.91
Equity Investments	5,629	6,882	1.05%	2,083	2,083	0.62
Total	$654,307	$655,805	100.00%	$338,738	$335,259	100.00%
Largest portfolio company investment	$17,749	$18,056	2.75%	$14,758	$14,967	4.46%
Average portfolio company investment	$7,435	$7,452	1.14%	$5,553	$5,496	1.64%
The industry composition of our portfolio as a percentage of fair value as of September 30, 2021 and December 31, 2020 were as follows:

Industry	September 30, 2021	December 31, 2020
Aerospace & Defense	4.2%	5.7%
Automotive	3.3%	1.1%
Banking, Finance, Insurance & Real Estate	6.7%	7.3%
Beverage, Food & Tobacco	9.3%	7.0%
Capital Equipment	2.0%	2.6%
Chemicals, Plastics, & Rubber	4.6%	0.7%
Construction & Building	4.0%	1.2%
Consumer Goods: Durable	0.8%	3.3%
Consumer Goods: Non-durable	7.9%	7.7%
Containers, Packaging & Glass	5.4%	9.8%
Environmental Industries	0.5%	—%
Healthcare & Pharmaceuticals	7.4%	0.8%
High Tech Industries	11.1%	17.4%
Hotel, Gaming & Leisure	—%	0.8%
Media: Advertising, Printing & Publishing	0.5%	0.9%
Media: Diversified & Production	2.2%	2.1%
Retail	0.9%	2.6%
Services: Business	19.0%	15.4%
Services: Consumer	1.7%	3.4%
Telecommunications	3.8%	3.7%
Transportation: Cargo	4.1%	5.9%
Utilities: Electric	0.6%	0.6%
Total	100.0%	100.0%

The weighted average yields of our investments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average yield on debt and income producing investments, at cost	6.75%	6.60%
Weighted average yield on debt and income producing investments, at fair value	6.75%	6.67%
Percentage of debt investments bearing a floating rate	96.14%	99.41%
Percentage of debt investments bearing a fixed rate	3.86%	0.59%
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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	613,722	93.6	79	315,246	94.0	56
5	24,101	3.7	5	2,381	0.7	1
6	17,982	2.7	4	17,632	5.3	4
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$655,805	100.0%	88	$335,259	100.0%	61
As of September 30, 2021 and December 31, 2020, the weighted average Internal Risk Rating of our investment portfolio was 4.1. and 4.1, respectively.
Results of Operations
Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2021	2020
Investment Income
Interest income	$9,647	$2,858
Payment-in-kind interest income	28	7
Other income	254	102
Total investment income	9,929	2,967
Expenses
Interest and debt financing expenses	2,478	815
Management fees	1,114	358
Professional fees	290	309
Directors' fees	96	96
Administration fees	181	78
Other general and administrative expenses	60	23
Total expenses before expense support	4,219	1,679
Expense support	(134)	(81)
Net expenses after expense support	4,085	1,598
Net investment income	$5,844	$1,369
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$356	$133
Net change in unrealized gains (losses)	2,436	3,124
Total net realized and change in unrealized gains (losses)	2,792	3,257
Net increase (decrease) in net assets resulting from operations	$8,636	$4,626

	Nine Months Ended September 30,
	2021	2020
Investment Income
Interest income	$22,962	$8,301
Payment-in-kind interest income	68	7
Dividend income	213	—
Other income	447	205
Total investment income	23,690	8,513
Expenses
Interest and debt financing expenses	7,015	2,761
Management fees	2,674	994
Professional fees	907	1,043
Directors' fees	287	287
Administration fees	436	248
Other general and administrative expenses	273	161
Total expenses before expense support	11,592	5,494
Expense support	(467)	(266)
Net expenses after expense support	11,125	5,228
Net investment income	$12,565	$3,285
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$393	$231
Net change in unrealized gains (losses)	4,977	(4,438)
Total net realized and change in unrealized gains (losses)	5,370	(4,207)
Net increase (decrease) in net assets resulting from operations	$17,935	$(922)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments increased to $9.9 million and $23.7 million for the three and nine months ended September 30, 2021, respectively, from $3.0 million and $8.5 million for the comparable periods in the prior year, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering and our investment income to grow commensurately. The COVID-19 pandemic, however has negatively impacted and may continue to negatively impact our portfolio growth, as well as possibly negatively impact the liquidity and operating results of certain of our portfolio companies, which in turn could restrict their ability to make interest payments to us.
Expenses
Total expenses before expense support increased to $4.2 million and $11.6 million for the three and nine months ended September 30, 2021, respectively, from $1.7 million and $5.5 million for the three and nine months ended September 30, 2020. The increase in interest and debt financing expenses for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was driven by increased draws under the Financing Facilities due to the increased deployment of capital for investment purchases. The increase in management fees for the three and nine months ended September 30, 2021 from the comparable periods in 2020 was driven by increases in deployed capital.
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

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

As of	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2021	$2,609	$—	$2,609
December 31, 2020	2,403	—	2,403
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $356 thousand for the three months ended September 30, 2021 compared to a realized gain of $133 thousand for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we had a net realized gain on investments of $393 thousand compared to a net realized gain of $231 thousand for the nine months ended September 30, 2020.
We recorded a net change in unrealized appreciation of $2.4 million for the three months ended September 30, 2021, compared to net unrealized appreciation of $3.1 million for the three months ended September 30, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized appreciation of $5.0 million for the nine months ended September 30, 2021, compared to net unrealized depreciation of $(4.4) million for the nine months ended September 30, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net gain for the three and nine months ended September 30, 2021, was primarily related to the continued improvement of the financial markets, which directly benefited the valuation of our portfolio investments. The fair value of our portfolio investments for the three and nine months ended September 30, 2021 was positively impacted by a tightening credit spread environment, an improvement in financial performance due to the lessening impacts of the COVID-19 pandemic, as well as tailwinds from an improving economy on certain portfolio companies.
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 186.9% and 182.0%, respectively.
Cash and restricted cash as of September 30, 2021, taken together with our uncalled capital commitments of $208.5 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2021, we had $64.4 million available under our SPV I Financing Facility (as defined below), $8.0 million available under our Subscription Facility (as defined below) and $14.5 million available under our SPV II Financing Facility (as defined below).
For the nine months ended September 30, 2021, our cash and cash equivalents balance increased by $2.6 million. During that period, $306.5 million was used in operating activities, primarily due to investment purchases of $417.6 million, offset by $103.2 million in repayments and sales of investments in portfolio companies. During the same period, $309.0 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $150.0 million, proceeds from secured borrowings of $244.5 million, and repayments of secured borrowings of $76.5 million.

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of September 30, 2021, TIAA owned 3,310,590 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of September 30, 2021, we had received capital commitments totaling $519.7 million ($208.5 million remaining undrawn), of which $100.0 million ($33.8 million remaining undrawn) is from TIAA, an affiliated entity of the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to September 30, 2021 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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
We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash.

The following table summarizes the dividends declared from inception through September 30, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550

Income Taxes
We intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, we amended the SPV I Financing Facility. The amendment increased the maximum facility amount available from $175 million to $275 million and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires us to maintain an asset coverage ratio equal to at least 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period; however any termination or reduction of the SPV I Financing Facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of September 30, 2021 and December 31, 2020, the SPV I Financing Facility bore interest at daily LIBOR plus 2.50% and 2.50%, respectively, per annum. The SPV I Financing Facility also includes certain financial covenants related to liquidity and other maintenance covenants.
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. Pursuant to the terms of the revolving credit agreement on September 10, 2021, we extended the maturity date from September 10, 2021 to September 9, 2022.
On August 12, 2021, pursuant to the terms of the revolving credit agreement, we increased the maximum commitment of the Subscription Facility from $30 million to $50 million subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. We also owe an unused commitment fee of 0.25% per annum.
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
The maximum amount for the SPV II Financing Facility is $150 million (the “Maximum Facility Amount”). Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. SPV II’s ability to draw under the Facility is scheduled to terminate on November 24, 2023. As of September 30, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.50% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$200,600	$—	$—	$200,600	$—
Subscription Facility	42,000	42,000	—		—
SPV II - Financing Facility	117,547		—	117,547	—
Total debt obligations	$360,147	$42,000	$—	$318,147	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

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

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into contracts or agreements that contain indemnifications or warranties. As of September 30, 2021 and December 31, 2020, our off-balance sheet arrangements consisted of the following unfunded commitments (dollar amounts in thousands):

Portfolio Company	September 30, 2021	December 31, 2020
Anne Arundel	$631	$631
Argano, LLC	2,539	—
Arotech	3,514	3,514
B2B Packaging	2,000	178
Bounteous	679	—
Brillio LLC	—	500
Cadmus	1,667	—
Classic Collision	5,622	—
Cornerstone Advisors of Arizona LLC	—	216
Covercraft	4,386	—
Diligent Corporation	394	503
Gabriel Partners LLC	—	1,429
Genesee Scientific	2,027	—
Heartland Home Services	5,729	2,637
NJEye LLC	2,277	2,277
PCF Insurance	—	9,868
PromptCare	3,552	—
Resource Label Group LLC	—	1,043
Revalize	3,941	—
Sciens Building Solutions, LLC	4,907	—
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	277	—
Smile Brands	1,959	—
Solve Industrial Motion Group	1,175	—
Spectrio II	3,823	2,941
TailWind Randy's LLC	—	317
Tinuiti	11,576	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	5,558	—
VRC Company	621	—
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	—
Wittichen Supply	2,311	—
Total unfunded commitments	$73,950	$29,544
Additional detail for each of the unfunded commitments above is provided in our consolidated schedules of investments.

We believe our assets will provide adequate coverage to satisfy these outstanding unfunded commitments. As of September 30, 2021, we had cash and cash equivalents of approximately $15.2 million and $86.8 million in available borrowings under the secured borrowings.

Recent Accounting Standard Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreements relating to the credit facilities, include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.

SEC Disclosure Update and Simplification

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (the “Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must fair value a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's consolidated financial statements and SEC filings.

Recent Developments

On October 11, 2021, we issued 10,639 shares pursuant to our dividend reinvestment plan.

On October 15, 2021, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $9.3 million.
On October 18, 2021, we delivered a drawdown notice to our shareholders relating to the issuance of 1,546,427 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $30 million. The shares were issued on November 1, 2021.

On November 8, 2021, our Board, including all of the Independent Directors, approved the renewal of the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2022.

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
As of September 30, 2021, 96.14% of the loans held in our investment portfolio had floating interest rates and 3.86% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the SPV I Financing Facility are subject to floating interest rates and as of September 30, 2021 are paid based on a daily LIBOR plus 2.50% per annum. Borrowings under the SPV II Financing Facility bear interest at a rate of one-month LIBOR plus 2.50% per annum. Borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2021. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of September 30, 2021. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of September 30, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(52)	$(673)	$621
Base Interest Rate	—	—	—
+100 Basis Points	1,064	2,694	(1,630)
+200 Basis Points	5,737	5,387	350
+300 Basis Points	10,412	8,081	2,331

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

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment and Restatement (2)

3.3	Articles of Amendment (3)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (2)

4.1	Form of Subscription Agreement (2)

4.2	Form of Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

99.1	Second Amended and Restated Investment Sub-Advisory Agreement by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC, dated as of October 7, 2021(4)

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
(4)Previously filed on October 8, 2021 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: November 10, 2021