Form 10-K
period 2021-12-31
Nuveen Churchill Direct Lending Corp.
filed 2022-03-10
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021
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
(Title of class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the independent registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2021 there was no established market for the registrant's common stock. As of March 10, 2022, the registrant had 20,858,398 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual meeting of shareholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the term “committed capital” refers to the sum of assets under management and capital legally committed to client accounts in the form of capital commitments from equity investors, committed financing from leverage providers, notes sold in the capital markets or any capital otherwise legally committed and available to fund investments that comprise assets under management. For the avoidance of doubt, committed capital includes drawn and undrawn capital commitments from client accounts.

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
•the impact of increased competition;
•the impact of interest rate volatility, including the decommissioning of LIBOR, on our business and our portfolio companies;
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
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and operate as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.
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

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this annual report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

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
We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
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
Each of the Advisers is a limited liability company organized under the laws of the state of Delaware, is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is an indirect, majority- or wholly-owned subsidiary of Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of Teachers Insurance and Annuity Association of America (“TIAA”), a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund. Nuveen markets a wide range of specialized investment solutions that provide investors access to the capabilities of Nuveen’s investment management affiliates.
The Investment Adviser — Nuveen Churchill Advisors LLC
Nuveen Churchill Advisors LLC, a Delaware limited liability company, serves as the investment adviser to the Company pursuant to an investment advisory agreement (the "Investment Advisory Agreement"). The Adviser is responsible for the overall management of the Company’s activities pursuant to the Investment Advisory Agreement.
The Adviser has delegated substantially all of its day-to-day portfolio-management obligations as set forth in the Investment Advisory Agreement to Churchill pursuant to a sub-advisory agreement, which was originally entered into on December 31, 2019 and which, with the approval of the board of directors of the Company (the "Board"), including a majority of our independent directors, was amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022 (as amended and restated, the "Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”). The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Investment Advisory Agreement.
The Investment Sub-Adviser — Churchill Asset Management LLC
Churchill serves as a sub-adviser to the Company pursuant to the Sub-Advisory Agreement. In addition to serving as a sub-adviser to the Company, Churchill manages other middle-market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds and accounts, and NC SLF Inc., a BDC.

As of December 31, 2021, Churchill manages (directly or as a sub-adviser) $36.6 billion of committed capital in BDCs, separate accounts, collateralized loan obligation vehicles (“CLOs”) and private funds investing in private middle-market leveraged loans, subordinated debt, private equity and related strategies. The investment advice that Churchill provides through its team of investment professionals dedicated to Senior Loan investment opportunities (the “Senior Loan Investment Team”) is limited primarily to investments in first-lien secured and unitranche loans made principally to private U.S. middle market companies whose typical profile is consistent with below-investment grade debt ratings categories and that are, in most cases, controlled by private equity investment firms. As of December 31, 2021, the Senior Loan Investment Team manages $16.8 billion of committed capital. The investment advice that Churchill provides through teams of investment professionals dedicated to Junior Capital investment opportunities (the “Junior Capital Investment Team” and, together with the Senior Loan Investment Team, the “Investment Teams”) is limited primarily to investments in private equity, equity co-investments and similar equity-related securities, subordinated debt and second-lien loans, in each case made principally in respect of the U.S. middle market. As of December 31, 2021, the Junior Capital Investment Team manages $19.8 billion of committed capital.
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
The Adviser retains 32.5% of the Management Fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the Sub-Advisory Agreement.
Incentive Fee
Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser.

Following an Exchange Listing, the Company will pay an incentive fee to the Adviser that will consist of two parts. The first part will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the preceding quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Management Fee, any expenses payable under the administration agreement (the “Administration Agreement”) with Nuveen Churchill Administration LLC, our administrator (the “Administrator”), and any interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with payment-in-kind ("PIK") interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that the Company never receives.
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
•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter following an Exchange Listing. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. Following an Exchange Listing, the catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter following an Exchange Listing.
The following is a graphical representation of the quarterly calculation of the income-related portion of the incentive fee payable following an Exchange Listing.

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Following an Exchange Listing, the second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains as of the end of the fiscal year following an Exchange Listing. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 15.0% of such amount, as applicable, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years following an Exchange Listing.
The Adviser will retain 32.5% of the incentive fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the Sub-Advisory Agreement.
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
Competitive Advantages
Churchill believes that the foundations of its competitive advantage are its long-standing market presence, ability to invest in size, strong relationships with private equity firms, sourcing capabilities, and ability to compete on factors other than pricing. Churchill believes that it has built a reputation of professionalism and collaboration that positions it to be a preferred capital provider for private equity sponsors’ capital needs. Churchill believes that this reputation in the marketplace is built upon several factors: strong relationships with private equity firms combined with meaningful private equity fund investments; a robust origination and underwriting capability that offers creative and flexible capital solutions; an experienced and deep management team with substantial middle market finance experience; the benefits of alignment with TIAA, its ultimate parent company and largest client; and a cycle-tested track record.
•Strong relationships with private equity firms combined with meaningful private equity fund investments
The Senior Loan Investment Team is led by the members of the Senior Loan Investment Committee, who average over 27 years of middle market lending experience. A majority of the Senior Loan Investment Committee have worked together for more than 15 years, focusing exclusively on originating, underwriting and monitoring middle market senior loans. During this time, the team has developed deep relationships with hundreds of private equity sponsors and has become a preferred partner to them. Dedicated origination professionals source deal flow from these long-established sources, allowing Churchill to review upwards of 1,000 Senior Loan opportunities per year. The Senior Loan Investment Team’s partnership approach and strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $500 million per transaction, ensure that Churchill sees a wide range of Senior Loan transactions in the market and can be highly selective with regards to which borrowers it ultimately decides to provide capital.

The Junior Capital Investment Team is led by the members of the Junior Capital Investment Committee. This team, acting on behalf of TIAA, has been an active private equity fund investor since 1998, with what Churchill believes is a blue-chip reputation as a limited partner. Since 2011, the Junior Capital Investment Team has committed over $8.5 billion of limited partnership commitments with over 125 core private equity firms, with advisory board representation in the majority of relationships. (See sections below entitled “—Investment Process Overview” for more information). Churchill believes that the Junior Capital Investment Team’s advisory board representation sets it apart from smaller investors who do not participate in a meaningful way and places it in an attractive position to generate deal flow.
Churchill has existing relationships with over 400 middle market private equity funds and significant advisory board representation, and has been involved in significant financial activity with (including in some cases investing as a limited partner or similar equity holder of) over 270 of the most active middle market private equity firms in the United States. TIAA and Nuveen have been investors in the private debt and equity markets for over 40 years and, as of December 31, 2021, Churchill and its private capital affiliates held a portfolio of approximately $75 billion in assets that are broadly diversified by industry and region.
•Creative and flexible capital solutions
Because all transactions are unique and require different capital solutions, Churchill’s ability to offer a variety of capital solutions is both differentiated in the market and valued by sponsors. For example, the Senior Loan Investment Team has the ability to pivot between traditional first-lien senior secured loans and unitranche loans, while the Junior Capital Investment Team has the ability to pivot between junior secured or unsecured debt instruments, and also can structure investments in other forms, such as PIK securities and other instruments that may be similar to preferred equity or equity-like in nature. Both Investment Teams can also offer borrowers delayed draw term loans, further enhancing flexibility. Often, capital requirements change over the course of a transaction. Having the latitude to pivot across investment solutions without compromising the objective of superior risk-adjusted returns has enabled Churchill and its affiliates to build market share over time.
•Robust origination and underwriting platform
Churchill has developed a robust investment process and benefits from a team of professionals that have extensive experience in structuring investments and constructing middle-market loan and junior capital portfolios (See section below entitled “—Investment Process Overview” for more information). For instance, the members of Churchill’s Senior Loan Investment Committee have on average more than 25 years of industry experience and have focused expertise in originating, underwriting, and monitoring middle market Senior Loan investments. In addition, many of the senior members of the Investment Teams have held senior management and other positions at a number of leading middle market firms and have existing relationships with many of the active participants in the middle market. As a result, we expect that the Company will continue to be well positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored companies, a market segment where Churchill has years of investing experience.
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
•Experienced and deep management
Churchill is led by industry veterans who bring an average of over 27 years’ experience in middle market investing. Senior management and the Investment Teams have a long history of working together focused exclusively on originating, underwriting, and monitoring middle market investments. The predecessor company managed by Churchill’s senior management team, Churchill Financial, LLC (“Churchill Financial”), was founded in 2006 by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Financial Founders”). The Churchill Financial Founders have together unanimously approved all of the 740+ loans made by Churchill Financial and Churchill since 2006. This core management team has been strengthened with the additions of David Heilbrunn, an original Churchill Financial team member, as Head of Product Development and Capital Raising in 2016, Shai Vichness as Chief Financial Officer in 2018 (solidifying the significant role he had in launching Churchill as a part of TIAA’s asset management division (now doing business as Nuveen) in 2015); and Mathew Linett, a long-time senior investment professional of Churchill Financial and Churchill (who now serves as Co-Head of Senior Lending alongside Randy Schwimmer). The Churchill Financial Founders, together with Messrs. Vichness and Linett, now comprise the Senior Loan Investment Committee.

Additionally, in January 2020, Nuveen’s Private Equity and Junior Capital team became part of Churchill, combining Nuveen’s middle market private-capital capabilities in one team to achieve increased collaboration and scale and a unified brand in connection with our activities in the middle market private equity space. As a result of this combination, Churchill provides investors with a focused strategy for capitalizing on opportunities in the middle market, extensive market knowledge and a differentiated platform. The team includes over 100 professionals in New York, Charlotte and Chicago investing over $9 billion annually and overseeing nearly $20 billion in committed capital across multiple investment vehicles and limited partner commitments. In connection with this combination, Jason Strife joined the Churchill Financial Founders and Messrs. Heilbrunn, Vichness and Linett as part of the Churchill Management Team. The Junior Capital Investment Team brings rich experience in middle market private equity, mezzanine lending, investment banking, and capital markets roles, with several team members having experience investing across the entire balance sheet.
•Benefits of alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s parent company, TIAA. Nuveen is a $1.3 trillion asset manager with approximately $75 billion of assets invested in private capital, in each case as of December 31, 2021. Churchill leverages experience and functionality across Nuveen’s platform, allowing it to focus on its middle market investment expertise. Additionally, Churchill invests in Senior Loans on behalf of TIAA’s general account side-by-side with third party investors. The Junior Capital Investment Team also invests on behalf of TIAA’s general account, with TIAA constituting a majority of its invested capital. This alignment ensures that Churchill consistently thinks and acts like a long-term investor in the asset class.
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

Portfolio Composition
As of December 31, 2021 and 2020, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$683,004	$682,836	88.33%	$326,933	$323,427	96.47%
Subordinated Debt	81,344	82,044	10.61%	9,722	9,749	2.91%
Equity Investments	5,950	8,133	1.05%	2,083	2,083	0.62%
Total	$770,298	$773,013	100.00%	$338,738	$335,259	100.00%
Largest portfolio company investment	$17,709	$17,881	2.31%	$14,758	$14,967	4.46%
Average portfolio company investment	$8,024	$8,052	1.04%	$5,553	$5,496	1.64%
The industry composition of our portfolio as a percentage of fair value as of December 31, 2021 and 2020 was as follows:

Industry Composition	December 31, 2021	December 31, 2020
Aerospace & Defense	4.2%	5.7%
Automotive	4.4	1.1
Banking, Finance, Insurance & Real Estate	3.6	7.3
Beverage, Food & Tobacco	7.8	7.0
Capital Equipment	3.5	2.6
Chemicals, Plastics, & Rubber	3.9	0.7
Construction & Building	2.7	1.2
Consumer Goods: Durable	2.7	3.3
Consumer Goods: Non-durable	5.4	7.7
Containers, Packaging & Glass	4.3	9.8
Environmental Industries	1.4	—
Healthcare & Pharmaceuticals	8.4	0.8
High Tech Industries	10.2	17.4
Hotel, Gaming & Leisure	—	0.8
Media: Advertising, Printing & Publishing	0.4	0.9
Media: Diversified & Production	1.8	2.1
Retail	0.8	2.6
Services: Business	21.7	15.4
Services: Consumer	1.5	3.4
Telecommunications	5.7	3.7
Transportation: Cargo	3.6	5.9
Utilities: Electric	0.5	0.6
Wholesale	1.5	—
Total	100.0%	100.0%

See the Consolidated Schedules of Investments as of December 31, 2021, and 2020 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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

Investment Evaluation. Each Investment Team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Investment Teams refer to as the “Management Case,” and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that each Investment Team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to the Company’s investment and (iii) a conclusion that the overall Base Case and in most cases a “Downside Case” allows for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, each Investment Team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). Each Investment Team’s due diligence process for middle market credits will typically entail:
•a thorough review of historical and pro forma financial information (including both performance metrics and proposed capital structure and growth prospects);
•meetings and discussions with management and financial sponsors and their advisors;
•a review of loan documents and material contracts impactful to the operation and profitability of the business in question;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key management and/or sponsors;
•third-party research relating to the company’s business, industry, markets, products and services, customers, competitors and regulatory exposure/treatment;
•the commission of third-party analyses when appropriate;
•sensitivity of Management Case and “sponsor case” projections; and
•various comprehensive cash flow analyses and sensitivities.
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

Environmental, Social and Governance Policies

Churchill has established an environmental, social and governance ("ESG") policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards, including certain ESG factors, throughout its origination, underwriting and portfolio management processes. Churchill’s ESG policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. Churchill may make investment decisions for the Company other than on the basis of ESG considerations.

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

The Private Offering

Pursuant to a private offering of our shares of common stock (the "Private Offering"), we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act. There will be no limit on the number of shares or the amount of capital raised in connection with the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional Shares up to the amount of their respective unfunded capital commitments. The initial closing of the Private Offering was held on March 13, 2020 (the “Initial Closing”). On September 1, 2021 our board of directors (the "Board") determined to extend the Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022 (the “Fundraising Period”). On March 8, 2022, our Board determined to conduct a follow-on private offering of our shares of common stock following the end of the current Fundraising Period (the “Follow-on Offering”). The initial closing of the Follow-on Offering may occur at any time on or after March 14, 2022 (the “Initial Closing”) and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering.

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

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. A BDC must also offer to make available to the issuer of the qualifying assets significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. The Administrator or its affiliate provides such services on our behalf to portfolio companies that accept our offer of managerial assistance.

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

The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Advisers, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and its affiliates, and the allocation procedures of Churchill. On June 7, 2019, the Advisers, the Company, and certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates were granted an order (the “Order”) that permits the Company to co-invest in portfolio companies with certain funds and entities managed by the Advisers or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order. The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by either of the Advisers and their affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Pursuant to the Order, we are permitted to co-invest with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies. The Board will regularly review the allocation policy of Churchill.

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

Churchill acts as a fiduciary of the Company and must vote proxies in a manner consistent with the best interests of the Company and its shareholders. In discharging this fiduciary duty, Churchill must maintain and adhere to its policies and procedures for addressing conflicts of interest and must vote proxies in a manner substantially consistent with its policies, procedures and guidelines, as presented to the Board.

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

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually thereafter, to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must timely distribute to our shareholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Company:
•qualifies as a RIC; and
•satisfies the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at regular corporate rates on our income and capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gain that we recognized in preceding years, but were not distributed during such years and on which we did not pay U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•derive in each taxable year at least 90.0% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50.0% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of its assets or more than 10.0% of the outstanding voting securities of the issuer; and
◦no more than 25.0% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, the Company may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in its taxable income other amounts that it has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual and before the Company receives any corresponding cash payments, it may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though it would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our Shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our Shareholders while our debt obligations and other senior securities are outstanding unless certain ‘‘asset coverage’’ tests are met. Limits on distributions to our Shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.

Although the Company does not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, the Company’s ability to dispose of assets may be limited by (i) the illiquid nature of its portfolio and/or (ii) other requirements relating to its status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If the Company is unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, it may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

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

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. If we have qualified as RIC and then we subsequently fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, any such distributions would be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers, and corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on an investor's individual investments and does not mean a return on capital..

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

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

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

We are subject to risks related to our business and structure.
•The Company has a limited operating history.
•We depend upon the senior management of Churchill for our success, and upon its access to the investment professionals of Nuveen and its affiliates.
•There may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.
•The recommendations given to us by Churchill may differ from those rendered to its other clients.

•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We are exposed to risks associated with changes in interest rates.
•Many of our Portfolio Investments will be recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our Portfolio Investments.
•We may experience fluctuations in our quarterly operating results.
•Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.
•We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.
•The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.
•The current period of capital markets disruption and economic uncertainty may make it difficult to obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
•New or modified laws or regulations governing our operations could adversely affect our business.
•The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
•Churchill may not be able to achieve the same or similar returns as those achieved by our senior management and investment personnel while they were employed at prior positions.
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

The Company began investment operations in March of 2020, and, as a result, has limited operating history and limited financial information on which prospective investors can evaluate an investment in the Shares or prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless.

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

Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

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

The senior investment professionals and members of the investment committee of each Investment Team serve or may serve as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife and Schwimmer have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also may earn additional fees related to the securities in which the Company invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Company invests, in which case Churchill and its affiliates receive compensation from the issuers of such securities, which compensation would be paid to them separately from management fees paid by the Company. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Churchill may also simultaneously be managing certain securities for the Company and the same investments on a whole-loan, whole-security basis for TIAA pursuant to separate engagements, which may lead to conflicts of interest.

As described herein, in certain instances, it is possible that other entities managed by Churchill or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by the Company, and which may be acquired at different times at lower or higher prices. Those investments may also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

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

In the course of our investing activities, we pay a management fee to the Advisers and will pay an incentive fee to the Adviser following an Exchange Listing or any listing of our securities on any other public trading market. Prior to an Exchange Listing or any listing of our securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, the Advisers benefit when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

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

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Following an Exchange Listing or any listing of its securities on any other public trading market, the Advisers will receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

TIAA (directly or through one or more of its affiliates) has made a significant investment in the Company, which may present certain conflicts of interest.

TIAA, the ultimate parent of the Advisers, has made a significant investment in the Company (directly or through one or more of its affiliates). This may result in TIAA’s ownership of a significant percentage of the Shares. This may be detrimental to other shareholders as TIAA may control a significant percentage of the shareholder vote and may vote in a manner that is beneficial to the Advisers. TIAA and other shareholders may from time to time hold equity and other interests in the Advisers or their affiliates, which may present conflicts of interest for the Advisers, including senior investment professionals and members of the investment committee making investment decisions for the Company that also provide investment advice to TIAA.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including NC SLF Inc., and other funds and accounts that the Advisers manage, without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates, including NC SLF Inc., and other funds and accounts that the Advisers manage, which could include investments in the same portfolio company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In addition, TIAA (directly or through one or more of its affiliates) intends to invest $100 million in the Company, which includes consideration for its acquisition of 3,310,540 Shares in exchange for all of the outstanding preference shares of the Predecessor Entity, which may result in its ownership of more than 25% of the voting securities of the Company.

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

In situations where co-investment with other funds managed by one of the Advisers or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Advisers or their affiliates, including NC SLF Inc., and other funds and accounts that the Advisers manage, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to = U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

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

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Following an Exchange Listing or any listing of its securities on any other public trading market, the part of the incentive fee that will be payable by us that relates to our net investment income is computed and will be paid on income that may include interest that has been accrued but not yet received in cash, such as original issue discount and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gains incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

Investors in Shares of our common stock could fail to fund their capital commitments when due.

We call only a limited amount of capital commitments from investors in the capital commitments private placement of our common stock upon each drawdown notice. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase Shares are fully funded. We may not call an investor’s entire capital commitment prior to the expiration of such investor’s commitment period.

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our shareholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other shareholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

Although the Advisers will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, the Advisers’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage, defaults by investors or late payments of drawdown purchases and other factors. The Advisers’ management of cash balances could have a material effect on our performance.

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

As a BDC, we generally are not able to issue our Shares at a price below net asset value per share without first obtaining the approval of our shareholders and our independent directors. If we raise additional funds by issuing more Shares or senior securities convertible into, or exchangeable for, our shares, then percentage ownership of our shareholders at that time would decrease, and you might experience dilution. We may seek shareholder approval to sell Shares below net asset value in the future.

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

Under current SEC rules, we are required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer”. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls, as required by Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, following any listing of our Shares, violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an IPO, lead to a decline in the market price of our Shares.

Effective December 26, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act amended the 1940 Act to permit a BDC to reduce the required minimum applicable asset coverage ratio to 150% (which means we can borrow $2 for every $1 of our equity), subject to meeting certain requirements under the 1940 Act. The Board and TIAA (as the Company’s initial shareholder) approved a proposal to adopt an Asset Coverage Ratio of 150% in connection with the organization of the Company. Incurring additional indebtedness could increase the risk of investing in the Company. The 150% Asset Coverage Ratio became applicable to the Company on December 26, 2019.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our Shares. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Provisions in our credit facilities may limit discretion.

At our discretion, we may utilize the leverage available under the Subscription Facility, the SPV I Financing Facility, and the SPV II Financing Facility for investment and operating purposes. Additionally, in the future, we may enter into additional credit facilities. To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. More recently, the Federal Reserve has indicated that it would likely raise interest rates as early as March 2022 in response to an increase in inflation. (See “We are exposed to risks associated with changes in interest rates” for a discussion of the risks associated with a rising interest rate environment). In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates.

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

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates , while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

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

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the new rules, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See “ Item 1. Regulation as a Business Development Company — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our Portfolio Investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our Portfolio Investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Shares based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of investments will receive a lower price for their Shares than the value the investment portfolio might warrant.

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

The effect of global climate change may impact the operations of our portfolio companies, which may, in turn, impact the valuation of such Portfolio Companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such Portfolio Companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our Portfolio Companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such Portfolio Companies.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG policy. Adverse incidents with respect to ESG activities could impact the value of Churchill’s and our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including an increase in the federal debt ceiling in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023 unless Congress takes legislative action to further extend or defer it.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.” for more information). Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The global impact of the COVID-19 pandemic continues to evolve, and health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as prohibitions and restrictions on travel, the closure of offices, businesses, schools, retail stores and other public venues, and other public health measures). Some form of economic, social and/or travel restrictions may be in place for extended periods of time or may be reinstated in the future. General uncertainty surrounding the dangers and impact of COVID-19, including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19, continues to create significant disruption in supply chains and economic activity. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of capacity and operating restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain disruptions and labor shortages and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently during the continuation of the COVID-19 pandemic. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If economic conditions caused by the COVID-19 pandemic continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. While economic activity is well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Additionally, continued travel restrictions may prolong the global economic downturn.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.

In addition, due to COVID-19 health and safety concerns, the staff of our Advisers is currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic and beyond. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19, including any COVID-19 variants, and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

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

The COVID-19 pandemic has caused, and may continue to cause, the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

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

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of U.S. federal income taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of Churchill to other types of investments in which Churchill may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us. If we invest in commodity interests in the future, the Adviser could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or the Advisers were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Shares.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the U.S presidential election in November 2020 and the subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The Board has the authority, except as otherwise prohibited by the 1940 Act or the Maryland General Corporation Law ("MGCL"), to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our Shares, impact the businesses in which we invest and harm our business, operating results and financial condition.

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

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which the Company invests. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance and the value of an investment in the Company.

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

We and our service providers are currently impacted by operating restrictions and similar measures being enacted by governments and private businesses in response to COVID-19, which includes requiring employees to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

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

We may and will bear more or less of the costs of soft dollar or other research than other clients of Churchill and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including NC SLF Inc. and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.

Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Advisers, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Advisers may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Advisers to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisers may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Advisers come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisers’ information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisers to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisers in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisers will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisers.

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

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we may invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to Senior Loans. As such, other creditors may rank senior to us in the event of an insolvency.

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

We intend to invest in Senior Loans. Senior Loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments, although Senior Loans are senior and secured in contrast to other below investment grade fixed-income instruments, which are often subordinated or unsecured. Investment in Senior Loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loans may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.

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

We may invest in junior debt securities. Although certain junior debt securities are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by financial covenants, such as limitations upon additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefitting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our Portfolio Investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

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

•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements (including our Order) or the desire to maintain our RIC tax treatment.

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

Our shareholders will not have preemptive rights to subscribe for or purchase any Shares issued in the future. To the extent we issue additional equity interests, including in a public offering, a rights offering, or following a subsequent closing, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings or rights offerings and the value of our investments, a shareholder may also experience dilution in the net asset value and fair value of our Shares.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our Shares and, assuming that an investor holds our Shares as a capital asset, thereafter as a capital gain.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. For example, if the operating restrictions of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our shareholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's adjusted tax basis in our Shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our Shares even if the shareholder sells its Shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders that elect to opt in to such plan. We may distribute taxable dividends that are payable in part in our Shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a shareholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate effective beginning in 2018 is 37%. To the extent distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains currently at a maximum federal tax rate of 20%.

As a result of receiving dividends in the form of our Shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution , which amount has temporarily been reduced to 10% for distributions on or after November 1, 2021, and on or before June 30, 2022. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the Shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our Shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Shares. In addition, if a significant number of our shareholders determine to sell our Shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our Shares.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of U.S. federal income tax at corporate rates, we will need to make sufficient distributions, a portion of which may be paid in our Shares, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

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

Provisions of the MGCL and our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of our Shares.

The MGCL and our Charter and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. The Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or the Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our Bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests to do so, including in light of the Board's fiduciary obligations, applicable federal and state laws, and the particular circumstances surrounding the Board's decision. If such conditions are met, and we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have adopted certain measures that may make it difficult for a third-party to obtain control of us, including provisions of our Charter classifying the Board in three staggered terms and authorizing the Board to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.

There are restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Shares and the price at which holders may be able to sell their Shares.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Shares are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder. There is no public market for our Shares currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

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

Holders

As of March 10, 2022, there were approximately 965 holders of record of our common stock.

Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2021 were reported in a Form 8-K filed with the SEC.

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

We have elected to be treated, and to qualify annually thereafter, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain U.S. federal excise taxes imposed on RICs, we intend to distribute during each calendar year an amount equal to at least to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

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

The following table summarizes the dividends declared from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

ITEM 6. RESERVED

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
Overview
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
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

We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (“Initial Closing”). We have held and expect to continue to hold additional closings (each a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022 (the "Fundraising Period"). On March 8, 2022, our Board determined to conduct a follow-on private offering of our shares of common stock following the end of the Fundraising Period (the “Follow-on Offering”). The initial closing of the Follow-on Offering may occur at any time on or after March 14, 2022 (the “Initial Closing”) and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we continue to qualify as a RIC, we generally will not be subject to U.S federal income tax on any income we timely distribute to our shareholders.
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
Our portfolio and investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Investments:
Total investments, beginning of period	$338,738	$178,754
Purchase of investments	610,690	211,223
Proceeds from principal repayments and sales of investments	(181,074)	(51,942)
Payment-in-kind interest	112	16
Amortization of premium/accretion of discount, net	1,013	278
Net realized gain (loss) on investments	819	409
Total investments, end of period	$770,298	$338,738

Portfolio companies at beginning of period	61	46
Number of new portfolio companies	52	24
Number of exited portfolio companies	(17)	(9)
Portfolio companies at end of period	96	61

As of December 31, 2021 and December 31, 2020, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$683,004	$682,836	88.33%	$326,933	$323,427	96.47%
Subordinated Debt	81,344	82,044	10.61%	9,722	9,749	2.91%
Equity Investments	5,950	8,133	1.05%	2,083	2,083	0.62%
Total	$770,298	$773,013	100.00%	$338,738	$335,259	100.00%
Largest portfolio company investment	$17,709	$17,881	2.31%	$14,758	$14,967	4.46%
Average portfolio company investment	$8,024	$8,052	1.04%	$5,553	$5,496	1.64%

The industry composition of our portfolio as a percentage of fair value as of December 31, 2021 and 2020 were as follows:

Industry	December 31, 2021	December 31, 2020
Aerospace & Defense	4.2%	5.7%
Automotive	4.4%	1.1%
Banking, Finance, Insurance & Real Estate	3.6%	7.3%
Beverage, Food & Tobacco	7.8%	7.0%
Capital Equipment	3.5%	2.6%
Chemicals, Plastics, & Rubber	3.9%	0.7%
Construction & Building	2.7%	1.2%
Consumer Goods: Durable	2.7%	3.3%
Consumer Goods: Non-durable	5.4%	7.7%
Containers, Packaging & Glass	4.3%	9.8%
Environmental Industries	1.4%	—%
Healthcare & Pharmaceuticals	8.4%	0.8%
High Tech Industries	10.2%	17.4%
Hotel, Gaming & Leisure	—%	0.8%
Media: Advertising, Printing & Publishing	0.4%	0.9%
Media: Diversified & Production	1.8%	2.1%
Retail	0.8%	2.6%
Services: Business	21.7%	15.4%
Services: Consumer	1.5%	3.4%
Telecommunications	5.7%	3.7%
Transportation: Cargo	3.6%	5.9%
Utilities: Electric	0.5%	0.6%
Wholesale	1.5%	—%
Total	100.0%	100.0%
The weighted average yields of our investments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average yield on debt and income producing investments, at cost	6.72%	6.60%
Weighted average yield on debt and income producing investments, at fair value	6.71%	6.67%
Percentage of debt investments bearing a floating rate	97.45%	99.41%
Percentage of debt investments bearing a fixed rate	2.55%	0.59%
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
The Sub-Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. We have also increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	727,316	94.0	87	315,246	94.0	56
5	36,719	4.8	7	2,381	0.7	1
6	8,978	1.2	2	17,632	5.3	4
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$773,013	100.0%	96	$335,259	100.0%	61
As of December 31, 2021 and 2020, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.
Results of Operations
Operating results for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Investment Income
Interest income	$34,902	$13,018	$15,031
Payment-in-kind interest income	113	28	—
Dividend income	213	—	—
Other income	1,062	257	365
Total investment income	36,290	13,303	15,396
Expenses
Interest and debt financing expenses	9,827	4,486	6,746
Management fees	4,049	1,522	1,568
Professional fees	1,316	1,299	247
Organization expenses	—	—	1,705
Directors' fees	383	383	23
Administration fees	660	534	64
Other general and administrative expenses	324	288	318
Total expenses before expense support	16,559	8,512	10,671
Expense support	(522)	(424)	(1,696)
Net expenses after expense support	16,037	8,088	8,975
Net investment income before excise taxes	$20,253	$5,215	$6,421
Excise taxes	—	—	4
Net investment income	$20,253	$5,215	$6,417
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$819	$409	$490
Net change in unrealized gains (losses)	6,194	(3,479)	378
Total net realized and change in unrealized gains (losses)	7,013	(3,070)	868
Net increase (decrease) in net assets resulting from operations	$27,266	$2,145	$7,285

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments increased to $36.3 million for the year ended December 31, 2021 from $13.3 million for the year ended December 31, 2020, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we raise additional capital through the Private Offering and the Follow-on Offering and our investment income to grow commensurately.
Investment income, attributable to interest and fees on our debt investments decreased to $13.3 million for the year ended December 31, 2020 from $15.4 million for the year ended December 31, 2019, primarily as a result of the decrease in our investment activity in the first quarter of 2020 due to the pending effectiveness of our Registration Statement on Form 10 with the SEC and during the second quarter of 2020 due to the onset of the COVID-19 pandemic. Our investment activity began to increase towards the end of the third quarter of 2020 and continued to increase in the fourth quarter of 2020.
Expenses
Total expenses before expense support increased to $16.6 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020. The increase in interest and debt financing expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by increased draws under the Financing Facilities (as defined below) due to the increased deployment of capital for investment purchases. The increase in management fees for the year ended December 31, 2021 from the comparable year in 2020 was driven by increases in deployed capital.
Total expenses before expense support decreased to $8.5 million for the year ended December 31, 2020 from $10.7 million for the year ended December 31, 2019. The decrease in interest and debt financing expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in the usage of the SPV I Financing Facility and a decrease in the LIBOR rate associated with all of our Financing Facilities.
Historical operating expenses do not reflect the increased allocation of certain professional fees, administrative and other expenses that have been incurred following the election to become a BDC. Accordingly, the operating expenses incurred during the years ended December 31, 2021 and 2020 are not comparable to the operating expenses prior to the Merger and our election to become a BDC.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $819 thousand for the year ended December 31, 2021 compared to a realized gain of $409 thousand for the year ended December 31, 2020.
The net realized gain on investments decreased to $409 thousand for the year ended December 31, 2020 from $490 thousand for the year ended December 31, 2019, due to gains or losses on repayment and/or sales activity during the periods.
We recorded a net change in unrealized appreciation of $6.2 million for the year ended December 31, 2021, compared to net unrealized depreciation of $(3.5) million for the year ended December 31, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized depreciation of $(3.5) million for the year ended December 31, 2020, compared to net unrealized appreciation of $378 thousand for the year ended December 31, 2019, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

The total net gain for the year ended December 31, 2021, was primarily related to the continued improvement of the financial markets, which directly benefited the valuation of our portfolio investments. The fair value of our portfolio investments for the year ended December 31, 2021 was positively impacted by a tightening credit spread environment, an improvement in financial performance due to the lessening impacts of the COVID-19 pandemic, as well as tailwinds from an improving economy on certain portfolio companies.
Management continues to monitor the impact of the COVID-19 pandemic on the portfolio, which may cause credit spreads to widen and/or unrealized depreciation to the extent that the credit risk of certain portfolio companies increases as a result of deterioration in their financial conditions.
Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing Facilities and Subscription Facility (each as defined below). Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of December 31, 2021 and December 31, 2020, our asset coverage ratio was 191.2% and 182.0%, respectively.
Cash and restricted cash as of December 31, 2021, taken together with our uncalled capital commitments of $197.1 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2021, we had $8.0 million available under our SPV I Financing Facility (as defined below), $16.0 million available under our Subscription Facility (as defined below) and $62.1 million available under our SPV II Financing Facility (as defined below).
For the year ended December 31, 2021, our cash and cash equivalents balance increased by $22.6 million. During that period, $389.1 million was used in operating activities, primarily due to investment purchases of $610.7 million, offset by $181.1 million in repayments and sales of investments in portfolio companies. During the same period, $411.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $209.2 million, proceeds from secured borrowings of $329.4 million, and repayments of secured borrowings of $111.5 million.
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

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one preference shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of December 31, 2021, TIAA owned 3,607,475 shares of our common stock.
On March 13, 2020, we held our Initial Closing and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of December 31, 2021, we had received capital commitments totaling $567.5 million ($197.1 million remaining undrawn), of which $100.0 million ($28.0 million remaining undrawn) is from TIAA, an entity affiliated with the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to December 31, 2021 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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

The following table summarizes the dividends declared from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we may also be subject to a U.S. federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
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
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, we amended the SPV I Financing Facility. The amendment increased the maximum facility amount available from $175 million to $275 million and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires us to maintain an asset coverage ratio equal to at least 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period; however, any termination or reduction of the SPV I Financing Facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of December 31, 2021 and December 31, 2020, the SPV I Financing Facility bore interest at monthly LIBOR rate, reset daily, plus 2.50% and 2.50%, respectively, per annum.
SPV I has pledged all of its assets to the collateral agent to secure its obligations under the SPV I Financing Facility. Both the Company and SPV I have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.
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
On August 12, 2021, pursuant to the terms of the revolving credit agreement, we increased the maximum commitment of the Subscription Facility from $30 million to $50 million subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria. The Subscription Facility bears interest at a rate of LIBOR plus 1.75% per annum. We also pay an unused commitment fee of 0.25% per annum.
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
On December 23, 2021, the Company amended the SPV II Financing Facility agreement, which increased the maximum commitment of the SPV II Financing Facility from $150 million to $225 million (the “Maximum Facility Amount”) and reduced the interest rate on the borrowings from LIBOR plus 2.50% to LIBOR plus 2.15%. Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SPV II Financing Facility is scheduled to terminate on November 24, 2023. As of December 31, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.50%, respectively, per annum.

SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SPV II Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.
Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of December 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement
In addition to the aforementioned agreements, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates. Co-investment under the Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Board determines that it would be in the Company’s best interest to participate in the transaction. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
Total	$2,651	$—	$2,651
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2021 and December 31, 2020. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.”

Valuation of portfolio investments
At all times, consistent with US GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.

Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.

For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith.

Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services, where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by us, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used, versus unobservable inputs.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Recent Developments
On January 6, 2022, we delivered a drawdown notice to our shareholders relating to the issuance of 1,541,568 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $30.0 million. The shares were issued on January 21, 2022.

On January 18, 2022, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $46.5 million.
On February 15, 2022, we held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $46.8 million.
On February 28, 2022, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $30.7 million.
On March 8, 2022, our board of directors determined to conduct a follow-on offering of our shares of common stock following the end of the current Fundraising Period, which will end on March 13, 2022, to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (the “Follow-on Offering”). The initial closing of the Follow-on Offering may occur at any time on or after March 14, 2022 (the “Initial Closing”) and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering.

On March 8, 2022, the Adviser and Sub-Adviser entered into the third amended and restated investment sub-advisory agreement (the “Third Amended and Restated Sub-Advisory Agreement”). The terms of the Third Amended and Restated Sub-Advisory Agreement are substantially the same as the second amended and restated investment sub-advisory agreement, dated as of October 7, 2021, by and between the Adviser and the Sub-Adviser, except for the allocation of compensation between the Adviser and the Sub-Adviser thereunder. Pursuant to the Third Amended and Restated Sub-Advisory Agreement, the percentage of the aggregate management and incentive fees payable by the Company to the Adviser (the “Advisory Fees”) that the Adviser is required to pay to the Sub-Adviser was reduced from 70% to 67.5%. The Third Amended and Restated Sub-Advisory Agreement and accompanying changes in allocation of the Advisory Fees between the Adviser and the Sub-Adviser will not have an economic impact on the Advisory Fees payable by the Company or result in any changes to services provided by the Adviser or the Sub-Adviser to the Company. The Company’s board of directors unanimously approved the Third Amended and Restated Sub-Advisory Agreement pursuant to the requirements of the 1940 Act.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates that may result in changes to our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of market volatility. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of December 31, 2021, 96.42% of the loans held in our investment portfolio had floating interest rates and 3.58% of loans held in our investment portfolio had fixed interest rates. Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, borrowings under the SPV I Financing Facility are subject to floating interest rates and as of December 31, 2021 are paid based on a daily LIBOR plus 2.50% per annum. Borrowings under the SPV II Financing Facility bear interest at a rate of one-month LIBOR plus 2.15% per annum. Borrowings under the Subscription Facility bear interest at a rate of LIBOR plus 1.75% per annum.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2021. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of December 31, 2021. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of December 31, 2021, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(16)	$(1,025)	$1,009
Base Interest Rate	—	—	—
+100 Basis Points	2,216	4,100	(1,884)
+200 Basis Points	9,741	8,201	1,540
+300 Basis Points	17,266	12,301	4,965

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.
NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2022

We have served as the Company’s auditor since 2019.

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $770,298 and $338,738, respectively)	$773,013	$335,259
Cash and cash equivalents	35,186	12,608
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,651	2,403
Interest receivable	4,748	2,028
Receivable for investments sold	5,207	946
Prepaid expenses	64	38
Other assets	—	128
Total assets	$820,919	$353,460

Liabilities
Secured borrowings (net of $3,682 and $3,907 deferred financing costs, respectively) (See Note 5)	$406,365	$188,275
Payable for investments purchased	25,744	—
Interest payable	2,073	1,276
Due to adviser expense support (See Note 4)	2,651	2,403
Management fees payable	1,376	528
Distributions payable	7,640	2,356
Directors’ fees payable	96	96
Accounts payable and accrued expenses	923	885
Total liabilities	$446,868	$195,819

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 19,293,813 and 8,413,970 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	$193	$84
Paid-in-capital in excess of par value	370,426	161,003
Total distributable earnings (loss)	3,432	(3,446)
Total net assets	$374,051	$157,641

Total liabilities and net assets	$820,919	$353,460

Net asset value per share (See Note 8)	$19.39	$18.74

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$34,902	$13,018	$15,031
Payment-in-kind interest income	113	28	—
Dividend income	213	—	—
Other income	1,062	257	365
Total investment income	36,290	13,303	15,396

Expenses:
Interest and debt financing expenses	9,827	4,486	6,746
Management fees (See Note 4)	4,049	1,522	1,568
Professional fees	1,316	1,299	247
Organization expenses	—	—	1,705
Directors' fees	383	383	23
Administration fees (See Note 4)	660	534	64
Other general and administrative expenses	324	288	318
Total expenses before expense support	16,559	8,512	10,671
Expense support (See Note 4)	(522)	(424)	(1,696)
Net expenses after expense support	16,037	8,088	8,975
Net investment income before excise taxes	20,253	5,215	6,421
Excise taxes	—	—	4
Net investment income	20,253	5,215	6,417

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	819	409	490
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	6,194	(3,479)	378
Total net realized and unrealized gain (loss) on investments	7,013	(3,070)	868

Net increase (decrease) in net assets resulting from operations	$27,266	$2,145	$7,285

Per share data:
Net investment income per share - basic and diluted	$1.58	$1.05	$1.58
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.12	$0.43	$1.79
Weighted average common shares outstanding - basic and diluted	12,849,333	4,964,753	4,065,531

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,253	$5,215	$6,417
Net realized gain (loss) on investments	819	409	490
Net change in unrealized appreciation (depreciation) on investments	6,194	(3,479)	378
Net increase (decrease) in net assets resulting from operations	27,266	2,145	7,285
Shareholder distributions:
Distributions declared from earnings (1)	(20,320)	(5,637)	(5,628)
Net increase (decrease) in net assets resulting from shareholder distributions	(20,320)	(5,637)	(5,628)
Capital share transactions:
Issuance of preference shares	—	—	14,800
Issuance of common shares, net	209,140	94,920	1
Redemption of preference shares	—	—	(21,000)
Reinvestment of shareholder distributions	324	2	—
Net increase (decrease) in net assets resulting from capital share transactions	209,464	94,922	(6,199)
Total increase (decrease) in net assets	216,410	91,430	(4,542)
Net assets, at beginning of period	157,641	66,211	70,753
Net assets, at end of period	$374,051	$157,641	$66,211
_______________
(1)For the years ended December 31, 2021, 2020 and 2019, distributions declared from earnings were derived from net investment income and capital gains. Refer to "Note 9. Income Tax" for further details.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,266	$2,145	$7,285

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(610,690)	(211,197)	(107,122)
Proceeds from principal repayments and sales of investments	181,074	51,942	91,273
Payment-in-kind interest	(112)	(16)	—
Amortization of premium/accretion of discount, net	(1,013)	(278)	(214)
Net realized (gain) loss on investments	(819)	(409)	(490)
Net change in unrealized (appreciation) depreciation on investments	(6,194)	3,479	(378)
Amortization of deferred financing costs	889	315	443
Amortization of offering costs	(68)	(77)	—
Changes in operating assets and liabilities:
Due from adviser expense support	(248)	(707)	(1,696)
Interest receivable	(2,720)	(183)	(1,307)
Receivable for investments sold	(4,261)	1,630	(2,558)
Prepaid expenses	(26)	(38)	—
Other assets	128	(128)	—
Payable for investments purchased	25,744	—	(5,866)
Interest payable	797	77	335
Due to adviser expense support	248	707	1,696
Due to affiliate	—	(9)	9
Management fees payable	848	197	136
Directors’ fees payable	—	73	23
Accounts payable and accrued expenses	38	334	473
Net cash provided by (used in) operating activities	(389,119)	(152,143)	(17,958)

Cash flows from financing activities:
Proceeds from issuance of preference shares	—	—	14,800
Proceeds from issuance of common shares	209,208	94,997	1
Redemption of preference shares	—	—	(21,000)
Shareholder distributions	(14,712)	(3,279)	(5,628)
Proceeds from secured borrowings	329,400	147,747	73,200
Repayments of secured borrowings	(111,535)	(74,000)	(42,100)
Payments of deferred financing costs	(664)	(4,135)	(105)
Net cash provided by (used in) financing activities	411,697	161,330	19,168

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	22,578	9,187	1,210
Cash and Cash Equivalents and Restricted Cash, beginning of period	12,658	3,471	2,261
Cash and Cash Equivalents and Restricted Cash, end of period	$35,236	$12,658	$3,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,735	$4,248	$5,967
Cash paid during the period for taxes	$—	$4	$—
Shares issued in connection with Merger (See Note 7)	$—	$—	$66,210

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$324	$2	$—

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$35,186	$12,608	$3,421
Restricted cash	50	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$35,236	$12,658	$3,471

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments - 204.5%
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/31/2025	$14,957	$14,818	$14,867	4.0%
Arotech	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	9,391	9,276	9,485	2.5%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	3,514	436	492	0.1%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/10/2026	7,425	7,331	7,327	2.0%
Total Aerospace & Defense							31,861	32,171	8.6%

Automotive
Classic Collision (Incremental)	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	1/14/2026	7,910	7,833	7,868	2.1%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.00%	6.00%	1/14/2026	7,063	4,099	4,062	1.1%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	7,367	7,225	7,293	1.9%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	4,386	—	(44)	—%
JEGS Automotive	(6)	First Lien Term Loan	L + 5.75%	6.75%	12/22/2027	4,070	4,029	4,029	1.1%
JEGS Automotive (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.75%	6.75%	12/22/2027	930	—	(9)	—%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	S + 5.50%	6.50%	5/16/2025	3,250	3,234	3,221	0.9%
Tailwind Randy's LLC	(9) (13)	First Lien Term Loan	S + 5.50%	6.50%	5/16/2025	1,084	1,075	1,075	0.3%
Tailwind Randy's LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	6.50%	5/16/2025	4,994	4,944	4,950	1.3%
Tailwind Randy's LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.50%	6.50%	5/16/2025	660	656	654	0.1%
Total Automotive							33,095	33,099	8.8%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	11/18/2026	6,052	6,005	6,052	1.6%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.60%	2/28/2025	3,890	3,909	3,859	1.0%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	6.75%	9/8/2027	6,721	6,657	6,681	1.8%
Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	10,711	10,650	10,711	2.9%
Vensure Employer Services (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	4,239	693	693	0.2%
Total Banking, Finance, Insurance, Real Estate							27,914	27,996	7.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Beverage, Food & Tobacco
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	9/28/2027	10,000	9,904	9,895	2.7%
GA Foods	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	12/1/2026	14,888	14,761	14,705	3.9%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,813	14,568	14,961	4.0%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,910	2,882	2,682	0.7%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	8/13/2027	15,000	14,789	14,754	3.9%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/20/2027	3,323	3,293	3,328	0.9%
Watermill Express, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/20/2027	318	—	—	—%
Total Beverage, Food & Tobacco							60,197	60,325	16.1%

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	5.25%	4/8/2026	6,170	6,117	6,132	1.6%
Blackbird Purchaser Inc. (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.50%	5.25%	4/8/2026	2,708	(27)	(17)	—%
Blackbird Purchaser Inc (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.50%	5.25%	4/8/2026	1,110	(11)	(7)	—%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	6,600	6,542	6,666	1.8%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,624	2,624	2,650	0.7%
Heartland Home Services (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	5,722	2,905	2,991	0.8%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	11/1/2028	8,913	8,824	8,829	2.4%
Total Capital Equipment							26,974	27,244	7.3%

Chemicals, Plastics, & Rubber
Ascensus	(9) (15)	Subordinated Debt	L + 6.50%	7.00%	8/2/2029	8,000	7,922	8,043	2.2%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	9,930	9,742	9,850	2.6%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/29/2025	2,242	2,252	2,226	0.6%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.50%	5/5/2028	10,058	9,963	10,132	2.7%
Total Chemicals, Plastics, & Rubber							29,879	30,251	8.1%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	7/30/2027	11,032	10,924	11,032	2.9%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	9,505	9,316	9,316	2.5%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	4,950	(49)	(98)	—%
Total Construction & Building							20,191	20,250	5.4%

Consumer Goods: Durable
All My Sons	(6) (13)	First Lien Term Loan	L + 5.00%	5.75%	10/25/2028	5,710	5,654	5,657	1.5%
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,789	5,732	5,456	1.5%
Petmate	(6) (13)	First Lien Term Loan	L + 5.50%	6.25%	9/15/2028	10,000	9,900	9,906	2.6%
Total Consumer Goods: Durable							21,286	21,019	5.6%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	L + 5.00%	5.75%	9/10/2027	12,862	12,740	12,762	3.4%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	5.75%	9/11/2023	3,860	3,811	3,697	1.0%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,903	7,831	7,902	2.1%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,022	6,955	7,021	1.9%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/29/2026	7,425	7,391	7,425	2.0%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/29/2026	2,556	2,531	2,556	0.7%
Total Consumer Goods: Non-durable							41,259	41,363	11.1%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,111	4,060	4,123	1.1%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,359	1,342	1,363	0.4%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	6,218	6,218	6,236	1.7%
B2B Packaging (Delayed Draw)	(11) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	3,258	923	933	0.2%
Good2Grow	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/1/2027	10,000	9,900	9,903	2.7%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	3,044	3,017	3,075	0.8%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,425	7,364	7,499	2.0%
Total Containers, Packaging & Glass							32,824	33,132	8.9%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	L + 5.00%	6.00%	9/14/2027	3,333	3,302	3,332	0.9%
Cadmus (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.75%	6.00%	9/14/2027	1,667	—	(1)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	11/30/2027	4,971	4,922	4,923	1.3%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	11/30/2027	5,029	2,514	2,465	0.7%
Total Environmental Industries							10,738	10,719	2.9%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/17/2027	6,190	6,110	6,129	1.6%
Affinity Hospice (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 4.75%	5.75%	12/17/2027	3,809	—	(38)	—%
Anne Arundel		First Lien Term Loan	N/A	11.00%	4/16/2026	2,193	2,128	2,128	0.6%
Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,808	1,800	0.5%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,289	1,257	0.3%
Genesee Scientific	(6) (9) (13)	First Lien Term Loan	L + 4.50%	7.75%	9/30/2027	6,080	6,022	6,002	1.6%
Genesee Scientific (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 4.50%	5.50%	9/30/2027	2,027	—	(26)	—%
GHR Healthcare	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/9/2027	6,532	6,467	6,468	1.7%
GHR Healthcare	(6) (11) (13)	First Lien Term Loan	L + 5.25%	6.25%	12/9/2027	3,458	—	(34)	—%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	8/20/2027	9,198	9,110	9,095	2.4%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	8,372	8,218	8,234	2.2%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,551	729	706	0.2%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	5/28/2027	7,837	7,763	7,785	2.1%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	13,811	13,682	13,754	3.7%
SM Wellness Holdings, Inc (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	1,154	877	872	0.2%
Total Healthcare & Pharmaceuticals							64,203	64,132	17.1%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	5,749	5,697	5,706	1.5%
Argano, LLC (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	2,539	1,498	1,479	0.4%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	7/31/2025	1,506	1,493	1,496	0.4%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.25%	8/4/2025	12,728	12,690	12,841	3.4%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.75%	8/4/2025	3,456	3,427	3,432	0.9%
Diligent Corporation (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 6.25%	7.25%	7/31/2025	502	99	112	—%
Eliassen Group LLC	(6) (13)	First Lien Term Loan	L + 4.25%	4.35%	11/5/2024	8,729	8,695	8,729	2.3%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/3/2024	9,474	9,408	9,529	2.6%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Fineline Merger		Subordinated Debt	L + 9.00%	10.00%	8/22/2028	2,941	2,901	2,971	0.8%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.75%	5.75%	3/28/2025	3,321	3,305	3,304	0.9%
North Haven CS Acquisition Inc		First Lien Term Loan	L + 5.25%	6.25%	1/23/2025	6,808	6,807	6,762	1.8%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.75%	5.75%	10/21/2026	4,933	4,885	4,887	1.3%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.25%	6.25%	4/15/2027	4,326	4,311	4,278	1.1%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.25%	6.25%	4/15/2027	1,078	1,067	1,066	0.3%
Revalize (Delayed Draw)	(6) (9) (11)	First Lien Term Loan	L + 5.75%	6.75%	4/15/2027	1,627	(8)	(18)	—%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/30/2028	1,763	1,728	1,733	0.5%
Solve Industrial Motion Group (Delayed Draw)	(11)	Subordinated Debt	N/A	10.75%	6/30/2028	1,175	911	891	0.2%
SmartWave	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	11/2/2026	9,404	9,303	9,404	2.5%
Total High Tech Industries							78,217	78,602	20.9%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/10/2026	3,009	2,977	3,009	0.8%
Tinuiti Inc (Delayed Draw) (Incremental)	(6) (9) (11) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/10/2026	10,008	—	—	—%
Tinuiti (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/10/2026	1,958	387	389	0.1%
Total Media: Advertising, Printing & Publishing							3,364	3,398	0.9%

Media: Diversified & Production
CVI Parent	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	8/12/2027	2,946	2,918	2,926	0.8%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	8,206	8,135	8,288	2.2%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,915	2,891	2,945	0.8%
Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	3,823	(18)	38	—%
Total Media: Diversified & Production							13,926	14,197	3.8%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.25%	12/10/2027	5,955	5,981	5,955	1.6%
Total Retail							5,981	5,955	1.6%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Business
Big Truck Rental		Subordinated Debt	L + 8.00%	9.00%	9/23/2027	12,500	12,257	12,258	3.3%
Bounteous	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.00%	8/2/2027	5,457	5,404	5,414	1.4%
Bounteous	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.00%	8/2/2027	2,233	2,211	2,216	0.6%
Bounteous (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.00%	6.00%	8/2/2027	4,466	—	(35)	—%
Bounteous (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.00%	8/2/2027	2,822	2,796	2,800	0.7%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	12,679	12,526	12,743	3.4%
Bullhorn (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	9/30/2026	1,300	(6)	7	—%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	7,879	7,801	7,802	2.1%
BusinesSolver (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	2,121	(11)	(21)	—%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	3/30/2027	3,024	2,965	2,967	0.8%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,342	2,323	2,366	0.6%
Cornerstone Advisors of Arizona, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	315	312	318	0.1%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	215	214	217	0.1%
E78	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/1/2027	5,714	5,657	5,659	1.5%
E78 (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/1/2027	4,286	(42)	(42)	—%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	9,433	9,351	9,433	2.5%
Gabriel Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	3,893	3,857	3,893	1.0%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	1,571	1,571	1,571	0.4%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% PIK	1/16/2026	2,471	2,432	2,535	0.7%
Lion Merger Sub Inc	(6) (9) (13)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,745	14,553	14,697	3.9%
LSCS Holdings Inc	(6) (13)	First Lien Term Loan	L + 4.50%	5.00%	12/16/2028	10,000	9,950	9,955	2.7%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.25%	12/23/2026	10,000	9,900	9,901	2.6%
Output Services Group Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,869	3,860	3,331	0.9%
Plaze		Subordinated Debt	L + 7.50%	8.50%	7/7/2028	15,000	14,568	14,719	3.9%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/15/2028	8,077	7,997	7,997	2.1%
Scaled Agile (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/15/2028	1,923	—	(19)	—%
Smile Brands		Subordinated Debt	L + 8.50%	9.25%	4/13/2026	9,597	9,462	9,503	2.5%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	9.25%	4/13/2026	1,959	—	(19)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Soliant Health	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	9,325	9,260	9,309	2.5%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	4,003	3,947	3,944	1.1%
Vital Records Control (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.25%	6/29/2027	670	255	255	0.1%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	3,898	3,879	3,898	1.0%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/5/2024	6,183	6,131	6,183	1.7%
Total Services: Business							165,380	165,755	44.2%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	9/17/2024	5,382	5,353	5,214	1.4%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.25%	9/16/2024	2,982	690	612	0.2%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,555	2,550	2,308	0.6%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	222	221	200	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,916	3,915	3,265	0.9%
Total Services: Consumer							12,729	11,599	3.2%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	11/17/2027	6,388	6,388	6,342	1.7%
BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	5.50%	11/17/2027	1,858	—	(13)	—%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	10/29/2027	5,873	5,816	5,818	1.6%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	10/29/2027	4,126	4,126	4,088	1.1%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	690	688	690	0.2%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,896	3,905	3,847	1.0%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/16/2027	10,260	10,166	10,233	2.7%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25% (Cash) 1.00% (PIK)	11/20/2025	6,775	6,727	5,713	1.5%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.25%	4/3/2028	7,644	7,571	7,644	2.1%
Total Telecommunications							45,387	44,362	11.9%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/3/2025	4,457	4,422	4,502	1.2%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/3/2025	263	261	266	0.1%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

A&R Logistics Holdings, Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	7.00%	5/3/2025	913	904	913	0.2%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 5.00%	6.00%	12/30/2026	1,148	1,137	1,149	0.3%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	10.00%	6/30/2027	9,834	9,651	9,932	2.7%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	L + 9.00%	10.00%	6/30/2027	907	—	9	—%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,838	2,744	2,832	0.8%
Wittichen Supply		Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	7/31/2028	4,172	4,094	4,108	1.1%
Wittichen Supply (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	7/31/2028	2,311	—	(35)	—%
Total Transportation: Cargo							23,213	23,676	6.4%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,167	2,139	2,136	0.6%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	938	(8)	(13)	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.50%	6.50%	9/16/2026	1,966	1,940	1,880	0.5%
Warrior Acquisition Inc (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.50%	6.50%	9/16/2026	622	—	(27)	—%
Total Utilities: Electric							4,071	3,976	1.1%

Wholesale
Go Engineer	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/21/2027	11,808	11,691	11,691	3.1%
Go Engineer	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/21/2027	3,191	(32)	(32)	—%
Total Wholesale							11,659	11,659	3.1%

Total Debt Investments							764,348	764,880	204.5%

Equity Investments - 2.2%
Automotive
Covercraft	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	1	768	873	0.2%
Total Automotive							768	873	0.2%

Construction & Building
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Erie Construction	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	166	270	0.1%
Total Construction & Building							166	270	0.1%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	118	—%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	6	—%
Total Consumer Goods: Non-durable							103	124	—%

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	155	—%
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	11	11	11	—%
Total Containers, Packaging & Glass							133	166	—%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	761	0.2%
Total Healthcare & Pharmaceuticals							645	761	0.2%

High Tech Industries
Solve Industrial Motion Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	313	327	0.1%
Total High Tech Industries							313	327	0.1%

Services: Business
Career Now	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	624	624	629	0.2%
E78	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	310	310	0.1%
Hasa Inc	(8)	Limited Partnership Interest	N/A	—%	N/A	645	645	958	0.3%
Total Services: Business							1,579	1,897	0.6%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	332	1,651	0.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wittichen Supply	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	2	1,911	2,064	0.6%
Total Transportation: Cargo							2,243	3,715	1.0%

Total Equity Investments							5,950	8,133	2.2%

Cash equivalents	(12)						34,691	34,691	9.3%
Total Investments							$804,989	$807,704	216.0%
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
(3) The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at December 31, 2021. As of December 31, 2021, rates for 1M L, 2M L, 3M L, 6M L and 12M L are 0.10%, 0.15%, 0.21%, 0.34% and 0.58% respectively. As of December 31, 2021, rate for 1M S ("SOFR") is 0.05%. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2021. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)All investments valued using unobservable inputs (Level 3), unless otherwise noted. See Note 3 “Fair Value Measurements” for more information.
(5)Percentage is based on net assets of $374,051 as of December 31, 2021.
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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2021, the Company held thirteen restricted securities with an aggregate fair value of $8,133, or 2.2% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020 & October 22, 2021, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, Covercraft - August 20, 2021, and E78 - December 1, 2021.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, total non-qualifying assets at fair value represented 1.3% of the Company's total assets calculated in accordance with the 1940 Act.
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
(14)Investment is non-income producing.
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

Services: Consumer
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp. (the “Company”) was formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and was converted into a Maryland corporation on June 18, 2019 prior to the commencement of operations. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
iii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of December 31, 2021 and December 31, 2020, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2021, the fair value of the loans in the portfolio with PIK income provisions was $24,660, which represents approximately 3.19% of total investments at fair value. As of December 31, 2020, the fair value of the loans in the portfolio with PIK income provisions was $9,591, which represents approximately 2.86% of total investments at fair value. As of December 31, 2019, no loans in the Company's portfolio contained PIK provisions. For the years ended December 31, 2021 and 2020, the Company earned $113 and $28, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the year ended December 31, 2021, the Company earned $213 of dividend income on its equity investments. For the years ended December 31, 2020, and 2019, the Company earned no dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2021, 2020, and 2019 other income of $1,062, $257, and $365, respectively, was earned, primarily related to prepayment and amendment fees.
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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the years ended December 31, 2021, 2020, and 2019, offering costs of $68, $77, and $0, respectively, were incurred.

Income Taxes
For U.S. federal income tax purposes, the Company has elected, and intends to qualify annually thereafter, to be treated as a RIC under the Code. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and gains it does not distribute.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% U.S. nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2021, 2020, and 2019 the Company incurred $0, $0 and $4, respectively, in excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreements relating to the credit facilities (refer to Note 5), include an alternative successor rate language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's consolidated financial statements and SEC filings.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2021 and 2020, according to the fair value hierarchy:

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$5,456	$677,380	$682,836
Subordinated Debt	—	8,043	74,001	82,044
Equity Investments	—	—	8,133	8,133
Cash Equivalents	34,691	—	—	34,691
Total	$34,691	$13,499	$759,514	$807,704

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$—	$323,427	$323,427
Subordinated Debt	—	—	9,749	9,749
Equity Investments	—	—	2,083	2,083
Cash Equivalents	12,531	—	—	12,531
Total	$12,531	$—	$335,259	$347,790
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2021 and 2020:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	534,610	63,956	4,204	602,770
Proceeds from principal repayments and sales of investments	(175,330)	(462)	(338)	(176,130)
Payment-in-kind interest	—	112	—	112
Amortization of premium/accretion of discount, net	901	86	—	987
Net realized gain (loss) on investments	791	9	—	800
Net change in unrealized appreciation (depreciation) on investments	3,581	551	2,184	6,316
Transfers out of Level 3 (1)	(10,600)	—	—	(10,600)
Balance as of December 31, 2021	$677,380	$74,001	$8,133	$759,514

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2021	$3,373	$551	$2,184	$6,108

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2019	$178,780	$—	$—	$178,780
Purchase of investments	199,411	9,703	2,083	211,197
Proceeds from principal repayments and sales of investments	(51,942)	—	—	(51,942)
Payment-in-kind interest	—	16	—	16
Amortization of premium/accretion of discount, net	274	4	—	278
Net realized gain (loss) on investments	409	—	—	409
Net change in unrealized appreciation (depreciation) on investments	(3,505)	26	—	(3,479)
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2020	$(3,505)	$26	$—	$(3,479)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

For the year ended December 31, 2021, there were two investments that transferred out of Level 3 to Level 2. For the year ended December 31, 2020, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2021 and December 31, 2020 were as follows:

Investment Type	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$539,291	Yield Method	Implied Discount Rate	5.6%	12.7%	7.1%
First Lien Term Loans	138,089	Recent Transactions	Transaction Price	86.1	99.6	98.7
Subordinated Debt	74,001	Yield Method	Implied Discount Rate	6.6%	13.2%	10.9%
Equity	7,812	Enterprise Value	EBITDA Multiple	6.0	14.0	10.5
Equity	321	Recent Transactions	Transaction Price	100.0	100.0	100.0
Total	$759,514

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$200,067	Market Yield Analysis	Market Yield Discount Rates	4.5%	7.6%	6.5%
		Credit Performance	Credit Performance Discount Rates	3.0%	22.1%	7.5%
		Recent Transactions	Transaction Price	92.0	98.8	97.4
First Lien Term Loans	123,360	Recent Transactions	Transaction Price	98.1	100.0	98.9
Subordinated Debt	1,956	Market Yield Analysis	Market Yield Discount Rates	13.0%	13.0%	13.0%
Subordinated Debt	7,793	Recent Transactions	Transaction Price	98.0	98.1	98.0
Equity	645	Enterprise Value	EBITDA Multiple	8.6x	8.6x	8.6x
Equity	1,438	Recent Transactions	Transaction Price	1.0	1.0	1.0
Total	$335,259
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
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Most recently, on November 8, 2021, the Board, including all of the Independent Directors, approved the renewal of the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2022. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
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
Pursuant to the Investment Advisory Agreement, following an Exchange Listing, the Company will pay its Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 1.50% (6.0% annually);
•100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.76% in any calendar quarter following an Exchange Listing. The Company refers to this portion of the Company’s pre-incentive fee net investment income as the “catch-up” provision. Following an Exchange Listing, the catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter following an Exchange Listing.
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
For the years ended December 31, 2021, 2020 and 2019, base management fees were $4,049, $1,522 and $1,568. As of December 31, 2021 and 2020, $1,376 and $528, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of December 31, 2021 and December 31, 2020, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
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
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $660, $534 and $64, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, fees of $418 and $322, respectively, were unpaid and included in management fees payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
Total	$2,651	$—	$2,651
The cumulative amount of expense payments by the advisor for the years ended December 31, 2021 and 2020, are $2,651 and $2,403, respectively.
For the years ended December 31, 2021, 2020 and 2019 the Company received $522, $424 and $1,696, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $383, $383 and $23, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2021 and December 31, 2020, asset coverage was 191.2% and 182.0%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
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
The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Each borrowing bears an interest rate of daily LIBOR, plus the applicable margin per annum. In addition, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. On October 28, 2020, the Company amended its SPV I Financing Facility. The amendment increased the maximum facility amount available from $175,000 to $275,000, and extended the reinvestment period to October 28, 2023 and the maturity date to October 28, 2025, among other changes. The SPV I Financing Facility, as so amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, however, any termination or reduction of the facility amount prior to the second anniversary of the amendment date (subject to certain exceptions) is subject to a commitment reduction fee of 2% (during the first year following the amendment date) or 1% (during the second year).
As of December 31, 2021 and December 31, 2020 the SPV I Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% and 2.50%, respectively, per annum.
SPV I has pledged all of its assets to the collateral agent to secure its obligations under the SPV I Financing Facility. Both the Company and SPV I have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On December 23, 2021, the Company amended the SPV II Financing Facility agreement, which increased the maximum commitment of the SPV II Financing Facility from $150,000 to $225,000 (the “Maximum Facility Amount”) and reduced the interest rate on the borrowings from LIBOR plus 2.50% to LIBOR plus 2.15%. Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SPV II Financing Facility is scheduled to terminate on November 24, 2023. As of December 31, 2021 and December 31, 2020, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.50%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SPV II Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and 2020, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$275,000	$50,000	$225,000	$550,000
Borrowings Outstanding (1)	231,600	34,000	144,447	410,047
Unused Portion (2)	43,400	16,000	80,553	139,953
Amount Available (3)	7,951	16,000	62,144	86,095
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Borrowing interest expense	$7,398	$3,325	$5,938
Unused fees	1,277	730	365
Amortization of deferred financing costs (1)	1,152	431	443
Total interest and debt financing expenses	$9,827	$4,486	$6,746
Average interest rate (2)	3.0%	3.5%	4.8%
Average daily borrowings	$287,288	$116,942	$130,924
_______________
(1)For year ended December 31, 2021 and 2020, $271 and $116 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2021 and 2020:

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

	Payments Due by Period
As of December 31, 2020	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$146,135	$—	$—	$146,135	$—
Subscription Facility	17,500	17,500	—	—	—
SPV II - Financing Facility	28,547	—	—	28,547	—
Total debt obligations	$192,182	$17,500	$—	$174,682	$—

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2021 and 2020 for any such exposure.
As of December 31, 2021 and 2020, the Company had the following unfunded commitments to fund delayed draw loans:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2021	December 31, 2020
Affinity Hospice	$3,810	$—
Anne Arundel	954	631
Argano, LLC	1,041	—
Arotech	3,057	3,514
B2B Packaging	2,335	178
BCM One	1,858	—
Blackbird Purchaser, Inc.	3,819	—
Bounteous	4,467	—
Brillio LLC	—	500
Bullhorn, Inc.	1,300	—
BusinessSolver	2,121	—
Cadmus	1,667	—
Classic Collision	2,964	—
Cornerstone Advisors of Arizona LLC	—	216
Covercraft	4,386	—
Diligent Corporation	394	503
E78	4,286	—
Gabriel Partners LLC	—	1,429
Genesee Scientific	2,027	—
GHR Healthcare	3,458	—
Go Engineer	3,191	—
Heartland Home Services	2,788	2,637
JEGS Automotive	930	—
NJEye LLC	2,277	2,277
PCF Insurance	—	9,868
PromptCare	2,786	—
Resource Label Group LLC	—	1,043
Revalize	1,627	—
Scaled Agile	1,923	—
Sciens Building Solutions, LLC	4,950	—
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	277	—
Smile Brands	1,959	—
Solve Industrial Motion Group	264	—
Spectrio II	3,823	2,941
TailWind Randy's LLC	—	317
The Facilities Group	2,514	—
Tinuiti	11,576	1,961
TPC Wire & Cable	938	—
Vensure Employer Services	3,545	—
Vital Records Control	406	—
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	—
Wittichen Supply	2,311	—
Total unfunded commitments	$93,876	$29,544
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2021, the Company had cash and cash equivalents of $35,186 and $86,095 in available borrowings under its credit facilities.

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
The Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of December 31, 2021, the Company had received capital commitments totaling $567,526 ($197,109 remaining undrawn), of which $100,000 ($27,989 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of December 31, 2021, TIAA owned 3,607,475 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2021:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through December 31, 2021:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the years and period ended December 31, 2021, 2020, 2019 and 2018:

	For the Years Ended December 31,			For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2021	2020	2019	2018
Per share data:
Net asset value at beginning of period	$18.74	$20.00	$19.48	$—
Net investment income (1)	1.58	1.05	1.58	0.86
Net realized gain (loss) (1)	0.06	0.08	0.12	—
Net change in unrealized appreciation (depreciation) (1)	0.48	(0.70)	0.09	(0.14)
Net increase (decrease) in net assets resulting from operations (1)	2.12	0.43	1.79	0.72
Shareholder distributions from income (2)	(1.39)	(0.68)	(1.46)	(0.33)
Issuance of preference shares	—	—	—	19.33
Other (3)	(0.08)	(1.01)	0.19	(0.24)
Net asset value at end of period	$19.39	$18.74	$20.00	$19.48

Net assets at end of period	$374,051	$157,641	$66,211	$70,753
Shares outstanding at end of period (1)	19,293,813	8,413,970	3,310,590	3,631,300
Total return (4)	11.22%	(2.88)%	10.39%	2.48%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	6.42%	8.60%	11.71%	6.01%
Ratio of net investment income to average net assets (5)	8.11%	5.55%	8.37%	3.67%
Portfolio turnover (7)	33.87%	24.53%	46.17%	13.56%
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 6.63%, 9.05%, 13.92% and 6.01% for the years and period ended December 31, 2021, 2020, 2019 and 2018, respectively, on an annualized basis, excluding the effect of expense support which represented (0.21)%, (0.45)%, (2.21)% and 0.00% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the years and period ended December 31, 2021, 2020, 2019 and 2018 was 3.93%, 4.77%, 8.80% and 4.73%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

9. INCOME TAX
The Company elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code beginning with its taxable year ending December 31, 2019 and intends to continue to qualify annually as a RIC. As a result, the Company must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.
The Company will file income tax returns in U.S. federal and applicable state and local jurisdictions. The Company’s federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Company’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s consolidated financial statements.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. For the years ended December 31, 2021 and 2020, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to offering costs, paydowns, amendment fees and distribution reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the years ended December 31, 2021 and 2020, the Company's cost of investments for federal income tax purposes and gross unrealized appreciate and depreciation on investments were as follows:

	December 31, 2021	December 31, 2020
Tax cost of investments	$770,085	$338,738
Gross unrealized appreciation on investments	7,120	1,260
Gross unrealized depreciation on investments	(4,192)	(4,739)
Net unrealized appreciation (depreciation) on investments	$773,013	$335,259
As of December 31, 2021 and 2020, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2021	December 31, 2020
Undistributed Ordinary Income - Net	146	—
Undistributed Long-Term Income - Net	331	7
Total Undistributed Earnings	$477	$7
Capital loss carryforward	—	—
Unrealized Earnings (Losses) - Net	2,742	(3,453)
Other book-to-tax differences	213	—
Total Accumulated Earnings (Losses) - Net	$3,432	$(3,446)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2021, the Company did not have any capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Distributions paid from:
Ordinary income	$19,929	$5,230
Net long-term capital gains	390	407
Total taxable distributions	$20,319	$5,637

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2021, and 2020 the Company incurred $0 and $0, respectively, in excise tax expense. Following the Merger on December 31, 2019, the Company was determined to be a RIC for one day during the 2019 tax year. The Company's December 31, 2019 taxable income was $97. The Company paid excise tax of $4 on the undistributed income earned on December 31, 2019 in March 2020.
10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2021, except as discussed below.
On January 6, 2022, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,541,568 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $30,000. The shares were issued on January 21, 2022.
On January 18, 2022, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $46,535.
On February 15, 2022, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $46,875.
On February 28, 2022, the Company held a Subsequent Closing and entered into subscription agreements with additional investors for total commitments of $30,700.
On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the current Fundraising Period, which will end on March 13, 2022, to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (the “Follow-on Offering”). The initial closing of the Follow-on Offering may occur at any time on or after March 14, 2022 (the “Initial Closing”) and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering.
On March 8, 2022, the Company's Adviser and Sub-Adviser entered into the third amended and restated investment sub-advisory agreement (the “Third Amended and Restated Sub-Advisory Agreement”). The terms of the Third Amended and Restated Sub-Advisory Agreement are substantially the same as the second amended and restated investment sub-advisory agreement, dated as of October 7, 2021, by and between the Adviser and the Sub-Adviser, except for the allocation of compensation between the Adviser and the Sub-Adviser thereunder. Pursuant to the Third Amended and Restated Sub-Advisory Agreement, the percentage of the aggregate management and incentive fees payable by the Company to the Adviser (the “Advisory Fees”) that the Adviser is required to pay to the Sub-Adviser was reduced from 70% to 67.5%. The Third Amended and Restated Sub-Advisory Agreement and accompanying changes in allocation of the Advisory Fees between the Adviser and the Sub-Adviser will not have an economic impact on the Advisory Fees payable by the Company or result in any changes to services provided by the Adviser or the Sub-Adviser to the Company. The Company’s board of directors unanimously approved the Third Amended and Restated Sub-Advisory Agreement pursuant to the requirements of the Investment Company Act of 1940, as amended.

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 8, 2022, the board of directors (the “Board”) of Nuveen Churchill Direct Lending Corp. (the “Company”) determined to conduct a follow-on offering of its shares of common stock following the end of the current fundraising period, which will end on March 13, 2022, to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on exemptions from the registration requirements of the 1933 Act (the “Follow-on Offering”). The initial closing of the Follow-on Offering may occur at any time on or after March 14, 2022 (the “Initial Closing”) and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering.
On March 8, 2022, the Company's Adviser and Sub-Adviser entered into the third amended and restated investment sub-advisory agreement (the “Third Amended and Restated Sub-Advisory Agreement”).
The terms of the Third Amended and Restated Sub-Advisory Agreement are substantially the same as the second amended and restated investment sub-advisory agreement, dated as of October 7, 2021, by and between the Adviser and the Sub-Adviser, except for the allocation of compensation between the Adviser and the Sub-Adviser thereunder. Pursuant to the Third Amended and Restated Sub-Advisory Agreement, the percentage of the aggregate management and incentive fees payable by the Company to the Adviser (the “Advisory Fees”) that the Adviser is required to pay to the Sub-Adviser was reduced from 70% to 67.5%.
The Third Amended and Restated Sub-Advisory Agreement and accompanying changes in allocation of the Advisory Fees between the Adviser and the Sub-Adviser will not have an economic impact on the Advisory Fees payable by the Company or result in any changes to services provided by the Adviser or the Sub-Adviser to the Company. The Company’s board of directors unanimously approved the Third Amended and Restated Sub-Advisory Agreement pursuant to the requirements of the Investment Company Act of 1940, as amended.
The description above is only a summary of the material provisions of the Third Amended and Restated Sub-Advisory Agreement and is qualified in its entirety by reference to the copy of the Third Amended and Restated Sub-Advisory Agreement, which is filed as an exhibit hereto and incorporated by reference herein.
On March 8, 2022, Christopher Rohrbacher submitted his resignation to the Board as Vice President and Assistant Secretary of the Company, effective March 18, 2022, which the Board accepted. In submitting his resignation, Mr. Rohrbacher did not express any disagreement on any matter relating to the Company’s operations, policies or practices.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2021. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2021.

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

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

4.3	Description of Securities (7)

10.1
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders. (3)

10.2
Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender. (4)

10.3
Form of Loan and Servicing Agreement, dated November 24, 2020, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral custodian and the account bank. (5)

10.4
Amendment No. 1 to the Loan and Servicing Agreement, dated as of December 23, 2021, by and among SPV II, as the borrower, the Company, as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral administrator, the collateral custodian and the account bank. (6)

14.1	Code of Ethics *

14.2	Code of Business Conduct (7)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

99.1	Third Amended and Restated Investment Sub-Advisory Agreement by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC, dated as of March 8, 2022*
*Filed herewith.
(1)Previously filed on January 29, 2020 with Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.
(2)Previously filed on June 2, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(3)Previously filed on September 15, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on October 30, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(5)Previously filed on November 30, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(6)Previously filed on December 28, 2021 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(7)Previously filed on March 12, 2021 with the Company's Annual Report on Form 10-K and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 10, 2022

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
Date: March 10, 2022

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