Form 10-Q
period 2022-03-31
Nuveen Churchill Direct Lending Corp.
filed 2022-05-10
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 10, 2022, the registrant had 22,691,144 shares of common stock, $0.01 par value, outstanding.

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
•the impact of increased competition;
•an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility, including the decommissioning of LIBOR, on our business and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the coronavirus (“COVID-19”) pandemic, including, without limitation:
•the length and full duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that pandemic;
•the ongoing effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; and
•the ongoing effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our ability to source and close new investment opportunities) and on the availability of equity and debt capital and our use of borrowed money to finance portions of our investments.
Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $827,955 and $770,298, respectively)	$828,288	$773,013
Cash and cash equivalents	23,343	35,186
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,722	2,651
Interest receivable	6,177	4,748
Receivable for investments sold	18,752	5,207
Prepaid expenses	121	64
Total assets	$879,453	$820,919

Liabilities
Secured borrowings (net of $3,862 and $3,682 deferred financing costs, respectively) (See Note 5)	$440,985	$406,365
Payable for investments purchased	19,097	25,744
Interest payable	2,249	2,073
Due to adviser expense support (See Note 4)	2,722	2,651
Management fees payable	1,520	1,376
Distributions payable	8,552	7,640
Directors’ fees payable	96	96
Accounts payable and accrued expenses	1,555	923
Total liabilities	$476,776	$446,868

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 20,858,398 and 19,293,813 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$209	$193
Paid-in-capital in excess of par value	400,837	370,426
Total distributable earnings (loss)	1,631	3,432
Total net assets	$402,677	$374,051

Total liabilities and net assets	$879,453	$820,919

Net asset value per share (See Note 8)	$19.31	$19.39

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$13,784	$5,882
Payment-in-kind interest income	142	19
Dividend income	—	213
Other income	213	86
Total investment income	14,139	6,200

Expenses:
Interest and debt financing expenses	3,021	2,167
Management fees (See Note 4)	1,520	697
Professional fees	181	322
Directors' fees	96	96
Administration fees (See Note 4)	216	128
Other general and administrative expenses	59	77
Total expenses before expense support	5,093	3,487
Expense support (See Note 4)	(51)	(180)
Net expenses after expense support	5,042	3,307
Net investment income	9,097	2,893

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	36	95
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(2,382)	908
Total net realized and unrealized gain (loss) on investments	(2,346)	1,003

Net increase (decrease) in net assets resulting from operations	$6,751	$3,896

Per share data:
Net investment income per share - basic and diluted	$0.44	$0.34
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.33	$0.45
Weighted average common shares outstanding - basic and diluted	20,511,480	8,598,569

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,097	$2,893
Net realized gain (loss) on investments	36	95
Net change in unrealized appreciation (depreciation) on investments	(2,382)	908
Net increase (decrease) in net assets resulting from operations	6,751	3,896
Shareholder distributions:
Distributions declared from earnings (1)	(8,552)	(2,760)
Net increase (decrease) in net assets resulting from shareholder distributions	(8,552)	(2,760)
Capital share transactions:
Issuance of common shares, net	29,984	14,983
Reinvestment of shareholder distributions	443	29
Net increase (decrease) in net assets resulting from capital share transactions	30,427	15,012
Total increase (decrease) in net assets	28,626	16,148
Net assets, at beginning of period	374,051	157,641
Net assets, at end of period	$402,677	$173,789
_______________
(1)For the three months ended March 31, 2022 and 2021, distributions declared from earnings were derived from net investment income.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,751	$3,896

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(62,437)	(83,932)
Proceeds from principal repayments and sales of investments	5,467	13,652
Payment-in-kind interest	(133)	(17)
Amortization of premium/accretion of discount, net	(518)	(205)
Net realized (gain) loss on investments	(36)	(95)
Net change in unrealized (appreciation) depreciation on investments	2,382	(908)
Amortization of deferred financing costs	226	204
Amortization of offering costs	(16)	(17)
Changes in operating assets and liabilities:
Due from adviser expense support	(71)	(97)
Interest receivable	(1,429)	(147)
Receivable for investments sold	(13,545)	824
Prepaid expenses	(57)	(64)
Other assets	—	76
Payable for investments purchased	(6,647)	41,452
Interest payable	176	242
Due to adviser expense support	71	97
Management fees payable	144	169
Accounts payable and accrued expenses	226	10
Net cash provided by (used in) operating activities	(69,446)	(24,860)

Cash flows from financing activities:
Proceeds from issuance of common shares	30,000	15,000
Shareholder distributions	(7,197)	(2,327)
Proceeds from secured borrowings	68,600	56,400
Repayments of secured borrowings	(33,800)	(32,535)
Net cash provided by (used in) financing activities	57,603	36,538

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	(11,843)	11,678
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,236	12,658
Cash and Cash Equivalents and Restricted Cash, end of period	$23,393	$24,336

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,971	$2,205

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$443	$29
Financing costs payable	$406	$—

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$23,343	$35,186
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$23,393	$35,236

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$24,286	$12,608
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$24,336	$12,658

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	7.01%	10/31/2025	$14,920	$14,793	$14,704	3.7%
Arotech	(6) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	9,368	9,259	9,462	2.3%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	10/22/2026	3,512	436	491	0.1%
Loc Performance Products	(6) (13)	First Lien Term Loan	L + 5.25%	6.26%	12/10/2026	7,406	7,317	7,264	1.8%
Total Aerospace & Defense							31,805	31,921	7.9%

Automotive
American Auto Auction Group	(6) (13)	First Lien Term Loan	S + 5.00%	5.80%	12/30/2027	10,708	10,603	10,605	2.6%
Classic Collision (Incremental)	(6) (13)	First Lien Term Loan	L + 5.00%	6.01%	1/14/2026	7,890	7,817	7,815	1.9%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.00%	6.00%	1/14/2026	7,054	4,216	4,150	1.0%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	7,380	7,245	7,352	1.8%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	4,386	—	(17)	—%
JEGS Automotive	(6)	First Lien Term Loan	L + 5.75%	6.75%	12/22/2027	4,060	4,021	3,995	1.0%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 5.75%	6.75%	12/22/2027	930	—	(15)	—%
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 5.00%	6.00%	3/1/2029	6,980	6,911	6,912	1.7%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	6.00%	3/1/2029	1,745	—	(17)	—%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	S + 5.50%	6.00%	5/16/2025	3,242	3,227	3,216	0.8%
Tailwind Randy's LLC	(9) (13)	First Lien Term Loan	S + 5.50%	6.00%	5/16/2025	1,081	1,073	1,073	0.3%
Tailwind Randy's LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	6.00%	5/16/2025	4,982	4,937	4,942	1.2%
Tailwind Randy's LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.50%	6.00%	5/16/2025	658	655	653	0.2%
Total Automotive							50,705	50,664	12.5%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	5.51%	11/18/2026	6,036	5,993	6,023	1.5%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	L + 4.50%	4.96%	2/28/2025	3,880	3,899	3,842	1.0%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	6.75%	9/8/2027	6,704	6,643	6,665	1.7%
Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	12,282	12,223	12,171	3.0%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Vensure Employer Services (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	5.50%	3/26/2027	2,637	—	(24)	—%
World Insurance Associates	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/1/2026	1,995	1,977	1,976	0.5%
World Insurance Associates		First Lien Term Loan	L + 5.75%	6.75%	4/1/2026	8,000	—	(76)	—%
Total Banking, Finance, Insurance, Real Estate							30,735	30,577	7.7%

Beverage, Food & Tobacco
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 5.25%	6.26%	9/28/2027	9,975	9,884	9,856	2.4%
Dessert Holdings	(6) (9)	Subordinated Debt	L + 7.25%	8.26%	6/8/2029	9,000	8,849	8,848	2.2%
GA Foods	(6) (13)	First Lien Term Loan	L + 5.00%	6.01%	12/1/2026	14,850	14,730	14,012	3.5%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	8.00%	10/14/2026	14,775	14,545	14,923	3.7%
KSLB Holdings LLC	(6)	First Lien Term Loan	L + 4.50%	5.50%	7/30/2025	2,903	2,877	2,647	0.7%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.26%	8/13/2027	14,963	14,761	14,526	3.6%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.51%	4/20/2027	3,315	3,286	3,312	0.8%
Watermill Express, LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	6.51%	4/20/2027	318	—	—	—%
Total Beverage, Food & Tobacco							68,932	68,124	16.9%

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	5.25%	4/8/2026	7,257	7,208	7,171	1.8%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	5.50%	4/8/2026	2,708	(26)	(32)	—%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	6,583	6,530	6,649	1.7%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	2,617	2,618	2,644	0.7%
Heartland Home Services (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/15/2026	5,708	5,559	5,643	1.4%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,389	2,342	2,342	0.6%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	900	—	(18)	—%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	11/1/2028	8,891	8,851	8,827	2.2%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	11/1/2028	1,087	1,076	1,079	0.3%
Total Capital Equipment							34,158	34,305	8.7%

Chemicals, Plastics, & Rubber
Ascensus	(9)	Subordinated Debt	L + 6.50%	7.00%	8/2/2029	8,000	7,925	7,825	1.9%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	5.00%	6/30/2028	9,906	9,726	9,823	2.4%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	12/29/2025	2,107	2,116	2,092	0.5%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.50%	5/5/2028	10,033	9,942	10,033	2.5%
Terra Firma		Subordinated Debt	N/A	10.00%	9/2/2027	4,113	4,031	4,032	1.0%
Total Chemicals, Plastics, & Rubber							33,740	33,805	8.3%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	7/30/2027	11,004	10,901	11,004	2.7%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.63%	12/15/2027	9,481	9,301	9,282	2.3%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/15/2027	4,949	148	92	—%
Total Construction & Building							20,350	20,378	5.0%

Consumer Goods: Durable
All My Sons	(6) (13)	First Lien Term Loan	L + 5.00%	5.75%	10/25/2028	5,696	5,642	5,668	1.4%
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	5.50%	6/30/2025	5,774	5,722	5,363	1.3%
Petmate	(6) (13)	First Lien Term Loan	L + 5.50%	6.51%	9/15/2028	9,975	9,880	9,642	2.4%
Total Consumer Goods: Durable							21,244	20,673	5.1%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.51%	9/10/2027	12,830	12,714	12,848	3.2%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	5.75%	9/11/2023	3,860	3,819	3,785	0.9%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,883	7,812	7,873	2.0%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	5.75%	3/1/2027	7,004	6,940	6,995	1.7%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/29/2026	7,406	7,376	7,406	1.9%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	6.75%	12/29/2026	2,550	2,526	2,550	0.6%
Total Consumer Goods: Non-durable							41,187	41,457	10.3%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	4,101	4,053	4,113	1.0%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	1,356	1,340	1,360	0.3%
B2B Packaging (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	6,202	6,202	6,221	1.5%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

B2B Packaging (Delayed Draw)	(11) (13)	First Lien Term Loan	L + 6.50%	7.50%	10/7/2026	3,256	1,018	1,028	0.3%
Good2Grow	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.50%	12/1/2027	10,000	9,906	9,858	2.4%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	3,036	3,011	3,057	0.8%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/17/2025	7,406	7,350	7,457	1.9%
Total Containers, Packaging & Glass							32,880	33,094	8.2%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	L + 5.00%	6.00%	9/14/2027	3,317	3,288	3,267	0.8%
Cadmus (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	6.00%	9/14/2027	1,667	—	(25)	—%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	11/30/2027	4,959	4,912	4,960	1.2%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	6.75%	11/30/2027	5,022	2,508	2,509	0.6%
Total Environmental Industries							10,708	10,711	2.6%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (9) (13)	First Lien Term Loan	L + 4.75%	5.76%	12/17/2027	6,175	6,099	6,096	1.5%
Affinity Hospice (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 4.75%	5.76%	12/17/2027	3,809	—	(49)	—%
Anne Arundel	(11)	First Lien Term Loan	N/A	12.50% PIK	10/16/2026	2,305	2,212	2,210	0.5%
Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,811	1,791	0.4%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,290	1,245	0.3%
Genesee Scientific	(6) (9)	First Lien Term Loan	L + 5.50%	6.50%	9/30/2027	6,065	6,010	6,057	1.5%
Genesee Scientific (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	6.50%	9/30/2027	2,027	—	(3)	—%
GHR Healthcare	(6)	First Lien Term Loan	L + 5.25%	6.26%	12/9/2027	6,516	6,454	6,515	1.6%
GHR Healthcare	(6) (11) (13)	First Lien Term Loan	L + 5.25%	6.26%	12/9/2027	3,458	231	230	0.1%
InfuCare RX	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	1/4/2028	9,975	9,880	9,883	2.5%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	L + 4.50%	5.50%	8/20/2027	9,175	9,091	9,039	2.2%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	8,351	8,207	8,214	2.0%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/1/2027	3,549	728	704	0.2%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.25%	6.25%	5/28/2027	7,818	7,746	7,716	1.9%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	13,777	13,654	13,742	3.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

SM Wellness Holdings, Inc (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 4.75%	5.50%	4/17/2028	1,154	877	874	0.2%
Total Healthcare & Pharmaceuticals							74,290	74,264	18.3%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	5,734	5,685	5,693	1.4%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	6/10/2026	2,539	2,539	2,521	0.6%
Argano, LLC (Delayed Draw)	(11)	First Lien Term Loan	L + 5.50%	7.50%	6/10/2026	1,727	235	223	0.1%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.76%	8/4/2025	1,502	1,490	1,485	0.4%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	7.26%	8/4/2025	12,695	12,660	12,730	3.2%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	6.76%	8/4/2025	3,448	3,421	3,407	0.8%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	7.26%	8/4/2025	171	171	171	—%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	7.26%	8/4/2025	108	108	108	—%
Eliassen Group LLC	(6) (13)	First Lien Term Loan	L + 4.25%	4.71%	11/5/2024	8,718	8,688	8,718	2.2%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.50%	6/3/2024	9,474	9,415	9,410	2.3%
Fineline Merger		Subordinated Debt	L + 8.75%	9.76%	8/22/2028	2,941	2,903	2,971	0.7%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	5.51%	3/28/2025	3,312	3,298	3,276	0.8%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	6.25%	1/23/2025	6,790	6,790	6,790	1.7%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.75%	5.76%	10/21/2026	4,833	4,788	4,783	1.2%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.75%	6.76%	4/15/2027	4,319	4,305	4,262	1.1%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.75%	6.76%	4/15/2027	1,075	1,065	1,061	0.3%
Revalize (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	6.76%	4/15/2027	1,627	(8)	(21)	—%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/30/2028	1,763	1,730	1,700	0.4%
Solve Industrial Motion Group (Delayed Draw)		Subordinated Debt	N/A	10.75%	6/30/2028	1,175	1,175	1,133	0.3%
Solve Industrial Motion Group (Delayed Draw)	(11)	Subordinated Debt	N/A	10.75%	6/30/2028	844	517	487	0.1%
SmartWave	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	11/2/2026	9,380	9,285	8,855	2.2%
Total High Tech Industries							80,260	79,763	19.8%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.51%	12/10/2026	3,001	2,971	3,001	0.8%
Tinuiti Inc (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 4.50%	5.51%	12/10/2026	10,008	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Tinuiti (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 4.50%	5.51%	12/10/2026	1,957	386	388	0.1%
Total Media: Advertising, Printing & Publishing							3,357	3,389	0.9%

Media: Diversified & Production
CVI Parent	(6) (13)	First Lien Term Loan	L + 4.50%	5.51%	8/12/2027	2,938	2,912	2,938	0.7%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	8,185	8,120	8,235	2.0%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	2,908	2,885	2,926	0.7%
Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	7.00%	12/9/2026	3,823	26	66	—%
Media: Diversified & Production							13,943	14,165	3.4%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	5.25%	12/10/2027	5,940	5,966	5,918	1.5%
Total Retail							5,966	5,918	1.5%

Services: Business
Big Truck Rental		Subordinated Debt	L + 8.00%	9.00%	9/23/2027	12,500	12,269	12,519	3.1%
Bounteous	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.01%	8/2/2027	5,443	5,393	5,363	1.3%
Bounteous	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.01%	8/2/2027	2,228	2,207	2,195	0.5%
Bounteous (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.00%	6.01%	8/2/2027	4,466	—	(66)	—%
Bounteous (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.00%	6.01%	8/2/2027	2,817	2,793	2,775	0.7%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.76%	9/30/2026	13,288	13,145	13,421	3.3%
Bullhorn (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	6.76%	9/30/2026	663	(3)	7	—%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	7,879	7,804	7,750	1.9%
BusinesSolver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	6.50%	12/1/2027	2,121	(10)	(35)	—%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/30/2027	3,031	2,976	3,016	0.7%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	2,337	2,319	2,360	0.6%
Cornerstone Advisors of Arizona, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	314	311	317	0.1%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	6.50%	9/24/2026	214	213	216	0.1%
E78	(6)	First Lien Term Loan	L + 5.50%	6.50%	12/1/2027	5,700	5,646	5,648	1.4%
E78 (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/1/2027	4,280	2,168	2,170	0.5%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	9,409	9,333	9,409	2.3%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Gabriel Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	3,883	3,849	3,883	1.0%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.00%	9/21/2026	1,567	1,567	1,567	0.4%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% PIK	1/16/2026	2,471	2,435	2,481	0.6%
Lion Merger Sub Inc	(6) (9) (13)	First Lien Term Loan	L + 6.50%	7.50%	12/17/2025	14,745	14,566	14,484	3.6%
LSCS Holdings Inc	(6) (13) (15)	First Lien Term Loan	L + 4.50%	5.00%	12/16/2028	9,975	9,928	9,888	2.5%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	7.26%	12/23/2026	9,975	9,883	9,895	2.5%
Output Services Group Inc	(6) (15)	First Lien Term Loan	L + 4.50%	5.50%	3/27/2024	3,859	3,852	3,019	0.7%
Plaze		Subordinated Debt	L + 7.50%	8.50%	7/7/2028	15,000	14,585	14,637	3.6%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.25%	12/15/2028	8,077	8,001	7,979	2.0%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	6.25%	12/15/2028	1,923	—	(23)	—%
Smile Brands		Subordinated Debt	L + 8.50%	9.25%	4/13/2026	9,597	9,471	9,496	2.4%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	9.25%	4/13/2026	1,959	—	(21)	—%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.25%	5.00%	3/31/2028	9,300	9,239	9,251	2.3%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.51%	6/29/2027	3,993	3,940	3,948	1.0%
Vital Records Control (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	6.38%	6/29/2027	670	267	268	0.1%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	12/5/2024	3,888	3,871	3,888	1.0%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	5.25%	12/5/2024	6,167	6,121	6,167	1.5%
Total Services: Business							168,139	167,872	41.7%

Services: Consumer
NJEye LLC	(6)	First Lien Term Loan	L + 5.25%	6.00%	9/17/2024	5,382	5,356	5,245	1.3%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 5.25%	6.38%	9/16/2024	2,982	692	629	0.2%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	2,549	2,544	2,349	0.6%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	6.00%	6/6/2025	221	221	204	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	6.25%	11/26/2025	3,908	3,908	3,302	0.8%
Total Services: Consumer							12,721	11,729	3.0%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	5.51%	11/17/2027	6,372	6,372	6,300	1.6%
BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	5.51%	11/17/2027	1,858	1,789	1,768	0.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Corbett Technology Solutions, Inc. ("CTSI")	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	10/29/2027	5,859	5,804	5,838	1.4%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.00%	6.00%	10/29/2027	4,116	4,116	4,101	1.0%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	6.00%	3/4/2025	688	687	688	0.2%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/4/2025	3,886	3,895	3,811	0.9%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	6.75%	4/16/2027	10,234	10,146	10,198	2.5%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	6.25% (Cash) 1.00% (PIK)	11/20/2025	6,773	6,728	5,868	1.5%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	6.25%	4/3/2028	7,625	7,554	7,625	2.0%
Total Telecommunications							47,091	46,197	11.5%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/3/2025	4,446	4,414	4,491	1.1%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	L + 6.50%	7.50%	5/3/2025	262	260	265	0.1%
A&R Logistics Holdings, Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	7.00%	5/3/2025	910	903	912	0.2%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	L + 6.50%	6.50%	5/3/2025	184	182	186	—%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 4.75%	5.75%	12/30/2026	1,148	1,138	1,160	0.3%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	10.00%	6/30/2027	9,834	9,660	9,932	2.6%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	L + 9.00%	10.00%	6/30/2027	907	—	9	—%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.25%	5.25%	3/19/2027	2,831	2,742	2,826	0.7%
Wittichen Supply		Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	7/31/2028	4,193	4,118	4,224	1.0%
Wittichen Supply (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	7/31/2028	2,311	—	18	—%
Total Transportation: Cargo							23,417	24,023	6.0%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,177	2,151	2,191	0.5%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	938	(8)	6	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.50%	6.50%	9/16/2026	1,961	1,937	1,855	0.5%
Warrior Acquisition Inc (Delayed Draw)	(11)	First Lien Term Loan	L + 5.50%	6.50%	9/16/2026	622	—	(34)	—%
Total Utilities: Electric							4,080	4,018	1.0%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wholesale
Go Engineer	(6) (9) (13)	First Lien Term Loan	L + 5.50%	6.50%	12/21/2027	11,779	11,668	11,674	2.9%
Go Engineer	(9) (11)	First Lien Term Loan	L + 5.50%	6.50%	12/21/2027	3,191	(30)	(28)	—%
Total Wholesale							11,638	11,646	2.9%

Total Debt Investments							821,346	818,693	203.2%

Equity Investments
Automotive
Covercraft	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	1	768	1,074	0.3%
S&S Truck Parts	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	378	378	0.1%
Total Automotive							1,146	1,452	0.4%

Capital Equipment
Repipe Specialists	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	239	239	0.1%
Total Capital Equipment							239	239	0.1%

Construction & Building
Erie Construction	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	166	365	0.1%
Total Construction & Building							166	365	0.1%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	112	—%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	6	—%
Total Consumer Goods: Non-durable							103	118	—%

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	122	122	150	—%
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	15	15	18	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	11	11	14	—%
Total Containers, Packaging & Glass							148	182	—%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	636	0.1%
Total Healthcare & Pharmaceuticals							645	636	0.1%

High Tech Industries
Solve Industrial Motion Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	313	357	0.1%
Total High Tech Industries							313	357	0.1%

Services: Business
Career Now	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	624	624	671	0.2%
E78	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	337	399	0.1%
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	645	645	1,134	0.3%
Total Services: Business							1,606	2,204	0.6%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	332	1,775	0.4%
Wittichen Supply	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	2	1,911	2,267	0.6%
Total Transportation: Cargo							2,243	4,042	1.0%

Total Equity Investments							6,609	9,595	2.4%

Cash equivalents	(12)						22,539	22,539	5.6%
Total Investments							$850,494	$850,827	211.2%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2022
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at March 31, 2022. As of March 31, 2022, effective rates for 1M L, 3M L, 6M L and 12M L are 0.46%, 1.01%, 1.50% and 2.20% respectively. As of March 31, 2022, rate for 1M S and 3M S ("SOFR") is 0.31% and 0.65% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $402,677 as of March 31, 2022.
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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2022, the Company held thirteen restricted securities with an aggregate fair value of $9,595, or 2.4% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, October 22, 2021 and February 9, 2022, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, Covercraft - August 20, 2021, E78 - December 1, 2021, S&S Truck Parts - March 31, 2022 and Repipe Specialists - March 31, 2022.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, total non-qualifying assets at fair value represented 1.2% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(13)Denotes that all or a portion of the assets are owned by SPV II and SPV III (each as defined in the Notes). SPV II has entered into a senior secured revolving credit facility (the “SPV II Financing Facility”). The lenders of the SPV II Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to creditors of the Company.
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was originally entered into on December 31, 2019 and was amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4, Related Party Transactions.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The initial closing of the Follow-on Offering was held on April 15, 2022 and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2022 and December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $29,673, which represents approximately 3.58% of total investments at fair value. As of December 31, 2021, the fair value of the loans in the portfolio with PIK income provisions was $24,660, which represents approximately 3.19% of total investments at fair value. For the three months ended March 31, 2022 and 2021, the Company earned $142 and $19, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2022 and 2021, the Company earned $0 and $213, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2022 and 2021, the Company earned other income of $213 and $86, respectively, primarily related to prepayment and amendment fees.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the three months ended March 31, 2022 and 2021, the Company incurred offering costs of $16 and $17, respectively.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% U.S. nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax at corporate rates is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2022 and 2021, the Company did not incur any excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreements relating to the credit facilities (refer to Note 5), include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
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
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy:

As of March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$18,270	$702,224	$720,494
Subordinated Debt	—	—	98,199	98,199
Equity Investments	—	—	9,595	9,595
Cash Equivalents	22,539	—	—	22,539
Total	$22,539	$18,270	$810,018	$850,827

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$5,456	$677,380	$682,836
Subordinated Debt	—	8,043	74,001	82,044
Equity Investments	—	—	8,133	8,133
Cash Equivalents	34,691	—	—	34,691
Total	$34,691	$13,499	$759,514	$807,704
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022 and 2021:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2021	$677,380	$74,001	$8,133	$759,514
Purchase of investments	45,780	15,998	659	62,437
Proceeds from principal repayments and sales of investments	(5,417)	—	—	(5,417)
Payment-in-kind interest	80	53	—	133
Amortization of premium/accretion of discount, net	429	79	—	508
Net realized gain (loss) on investments	36	—	—	36
Net change in unrealized appreciation (depreciation) on investments	(2,779)	25	803	(1,951)
Transfers out of Level 3 (1)	(13,285)	—	—	(13,285)
Transfers to Level 3 (1)	—	8,043	—	8,043
Balance as of March 31, 2022	$702,224	$98,199	$9,595	$810,018

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2022	$(2,761)	$25	$803	$(1,933)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	79,242	4,587	103	83,932
Proceeds from principal repayments and sales of investments	(13,652)	—	—	(13,652)
Payment-in-kind interest	—	17	—	17
Amortization of premium/accretion of discount, net	192	13	—	205
Net realized gain (loss) on investments	95	—	—	95
Net change in unrealized appreciation (depreciation) on investments	638	258	12	908
Balance as of March 31, 2021	$389,942	$14,624	$2,198	$406,764

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2021	$738	$257	$12	$1,007
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2022, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

For the three months ended March 31, 2022, there were two investments that transferred out of Level 3 to Level 2 and one investment that transferred out of Level 2 to Level 3. For the three months ended March 31, 2021, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2022 and December 31, 2021 were as follows:

Investment Type	Fair Value at March 31, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$646,739	Yield Method	Implied Discount Rate	5.9%	14.0%	8.2%
First Lien Term Loans	55,485	Recent Transactions	Transaction Price	99.0	99.8	99.3
Subordinated Debt	82,995	Yield Method	Implied Discount Rate	9.8%	12.9%	11.4%
Subordinated Debt	15,204	Recent Transactions	Transaction Price	98.0	98.3	98.2
Equity	8,978	Enterprise Value	EBITDA Multiple	7.3	14.0	10.3
Equity	617	Recent Transactions	Transaction Price	100.0	100.0	100.0
Total	$810,018

Investment Type	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$539,291	Yield Method	Implied Discount Rate	5.6%	12.7%	7.1%
First Lien Term Loans	138,089	Recent Transactions	Transaction Price	86.1	99.6	98.7
Subordinated Debt	74,001	Yield Method	Implied Discount Rate	6.6%	13.2%	10.9%
Equity	7,812	Enterprise Value	EBITDA Multiple	6.0	14.0	10.5
Equity	321	Recent Transactions	Transaction Price	100.0	100.0	100.0
Total	$759,514
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into the Sub-Advisory Agreement with Churchill, which was subsequently amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022. The Board, including all of the Independent Directors, also approved the Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act. The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Investment Advisory Agreement to Churchill pursuant to the Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Investment Advisory Agreement.
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
For the three months ended March 31, 2022 and 2021, base management fees were $1,520 and $697, respectively. As of March 31, 2022 and December 31, 2021, $1,520 and $1,376, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of March 31, 2022 and December 31, 2021, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Administration Agreement
On December 31, 2019, the Company entered into the Administration Agreement, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Trust Company, National Association (as successor in interest to U.S Bank National Association), provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three months ended March 31, 2022 and 2021, the Company incurred $216 and $128, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2022 and December 31, 2021, fees of $589 and $418, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
Total	$2,722	$—	$2,722
The cumulative amount of expense payments by the Adviser as of March 31, 2022 and December 31, 2021, are $2,722 and $2,651, respectively.
For the three months ended March 31, 2022 and 2021, the Company received $51 and $180, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2022 and 2021, the Company incurred $96 and $96, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2022 and December 31, 2021, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED BORROWINGS
The Company, SPV I and SPV II are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2022 and December 31, 2021, asset coverage was 190.5% and 191.2%, respectively. The Company, SPV I and SPV II were in compliance with all covenants and other requirements of their respective credit facility agreements.
SPV I Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note ("SPV I Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I and the Company serves as the collateral management (the “SPV I Financing Facility Agreement”)
The SPV I Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022 increased the maximum facility amount available from $275,000 to $350,000, and extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus SOFR, among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount.
The SPV I Financing Facility, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of March 31, 2022 the SPV I Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the SPV I Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On December 23, 2021, the Company amended the SPV II Financing Facility agreement, which increased the maximum commitment of the SPV II Financing Facility from $150,000 to $225,000 (the “Maximum Facility Amount”) and reduced the interest rate on the borrowings from LIBOR plus 2.50% to LIBOR plus 2.15%. Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SPV II Financing Facility is scheduled to terminate on November 24, 2023. As of March 31, 2022 and December 31, 2021, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.15%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SPV II Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

Summary of Facilities

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities, other than investments at fair value, approximate fair value due to their short maturities. The borrowings consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	SPV I Financing Facility	Subscription Facility	SPV II Financing Facility	Total
Total Commitment	$350,000	$50,000	$225,000	$625,000
Borrowings Outstanding (1)	251,000	35,500	158,347	444,847
Unused Portion (2)	99,000	14,500	66,653	180,153
Amount Available (3)	87,065	14,500	58,896	160,461
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2022 and 2021, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,644	$1,256
Unused fees	151	613
Amortization of deferred financing costs (1)	226	298
Total interest and debt financing expenses	$3,021	$2,167
Average interest rate (2)	2.7%	3.8%
Average daily borrowings	$421,570	$197,236
_______________
(1)For the three months ended March 31, 2022 and 2021, $0 and $94 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2022 and December 31, 2021:

	Payments Due by Period
As of March 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$251,000	$—	$—	$251,000	$—
Subscription Facility	35,500	35,500	—	—	—
SPV II - Financing Facility	158,347	—	—	158,347	—
Total debt obligations	$444,847	$35,500	$—	$409,347	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2022 and December 31, 2021 for any such exposure.
As of March 31, 2022 and December 31, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2022	December 31, 2021
Affinity Hospice	$3,810	$3,810
Anne Arundel	986	954
Argano, LLC	1,492	1,041
Arotech	3,057	3,057
B2B Packaging	2,237	2,335
BCM One	70	1,858
Blackbird Purchaser, Inc.	2,709	3,819
Bounteous	4,467	4,467
Bullhorn, Inc.	663	1,300
BusinesSolver	2,121	2,121
Cadmus	1,667	1,667
Classic Collision	2,838	2,964
Covercraft	4,386	4,386
Diligent Corporation	—	394
E78	2,071	4,286
Genesee Scientific	2,027	2,027
GHR Healthcare	3,228	3,458
Go Engineer	3,191	3,191
Heartland Home Services	122	2,788
JEGS Automotive	930	930
NJEye LLC	2,277	2,277
PromptCare	2,786	2,786
PT Intermediate Holdings III, LLC	327	—
Repipe Specialists	900	—
Revalize	1,627	1,627
Scaled Agile	1,923	1,923
Sciens Building Solutions, LLC	4,754	4,950
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	277	277
Smile Brands	1,959	1,959
Solve Industrial Motion Group	—	264
Spectrio II	3,780	3,823
S&S Truck Parts	1,745
The Facilities Group	2,514	2,514
Tinuiti	11,576	11,576
TPC Wire & Cable	938	938
Vensure Employer Services	2,637	3,545
Vital Records Control	394	406
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	318
Wittichen Supply	2,311	2,311
World Insurance Associates	8,000	—
Total unfunded commitments	$94,644	$93,876
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2022, the Company had cash and cash equivalents of $23,343, available borrowings under its credit facilities of $160,461 and undrawn capital commitments of $377,254.

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
In connection with the Initial Fundraising Period, the Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The initial closing of the Follow-on Offering was held on April 15, 2022 and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of March 31, 2022, the Company had received capital commitments totaling $777,671 ($377,254 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of March 31, 2022, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through March 31, 2022:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.39	$18.74
Net investment income (1)	0.44	0.34
Net realized gain (loss) (1)	—	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.11)	0.10
Net increase (decrease) in net assets resulting from operations (1)	0.33	0.45
Shareholder distributions from income (2)	(0.41)	(0.30)
Net asset value at end of period	$19.31	$18.89

Net assets at end of period	$402,677	$173,789
Shares outstanding at end of period (1)	20,858,398	9,201,271
Total return (3)	1.69%	2.63%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (4) (5)	5.31%	8.42%
Ratio of net investment income to average net assets (4)	9.46%	6.75%
Portfolio turnover rate (6)	0.68%	3.68%
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
(4)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 5.32% and 8.53%, for the three months ended March 31, 2022 and 2021, respectively, on an annualized basis, excluding the effect of expense support which represented (0.01)% and (0.11)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(5)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2022 and 2021 was 3.15% and 5.30%, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2022, except as discussed below.
On April 11, 2022, the Company delivered a drawdown notice to its shareholders relating to the issuance of 1,800,426 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $35,000. The shares were issued on April 25, 2022.
On April 15, 2022, the Company held its initial closing in connection with the Follow-on Offering and entered into subscription agreements with additional investors for total commitments of $21,541.
On April 22, 2022, the Company priced a term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
In connection with pricing of the 2022 Debt Securitization, on April 22, 2022, the Company and Churchill NCDLC CLO-I, LLC (the “2022 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company entered into a Purchase and Placement Agreement (the “Purchase and Placement Agreement”) with Wells Fargo Securities, LLC, as initial purchaser (in such capacity, the “Initial Purchaser”) and NatWest Markets Plc, as co-placement agent (in such capacity, the “Co-Placement Agent” and, together with the Initial Purchaser, the “Placement Agents”), pursuant to which the 2022 Issuer agreed to sell certain of the notes to be issued pursuant to an indenture (the “2022 Notes”) to the Placement Agents as part of the 2022 Debt Securitization. In addition, the Company expects to enter into a Credit Agreement (the “Credit Agreement”) with U.S. Bank Trust Company, National Association, as trustee and loan agent, and the lenders party thereto (the “Lenders”), pursuant to which the Lenders will agree to make loans to the Company in an aggregate amount equal to $30,000 (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”) as part of the 2022 Debt Securitization.
The 2022 Notes consist of $199,000 of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company will directly retain all of the Subordinated 2022 Notes. The 2022 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by the 2022 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2022 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization. The 2022 Notes are due on April 20, 2034.
Pursuant to the Credit Agreement, the Lenders will make $30,000 of AAA Class A-L 2022 Loans to the Company, which bear interest at the three-month Term SOFR plus 1.80% and will be fully drawn upon closing of the transactions. The 2022 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof will be due and payable on April 20, 2034. By written notice of 100% of the holders of the 2022 Loans, the Lenders may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes.
The closing of the issuance of the 2022 Debt, pursuant to the Purchase and Placement Agreement and the Credit Agreement, as applicable, is subject to customary closing conditions, including that the closing occur on or prior to May 20, 2022 (the “Closing Date”) and that certain of the 2022 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Ratings Inc. business, or any respective successor or successors thereto.
The Company will serve as collateral manager to the 2022 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
On May 5, 2022, SPV III, a wholly-owned subsidiary of the Company, entered into the borrower joinder agreement (the “Joinder”) to become party to the SPV I Financing Facility Agreement. Advances made to SPV I and SPV III under the SPV I Financing Facility Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the SPV I Financing Facility. See Note 5 for more information about the terms of the SPV I Financing Facility. This description is only a summary of the material provisions of the Joinder and is qualified in its entirety by reference to the copy of the Joinder, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (the "Initial Closing"). We held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The initial closing of the Follow-on Offering was held on April 15, 2022 and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and other private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. In addition, we must be organized in the United States to qualify as a BDC.

Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
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
Our portfolio and investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Investments:
Total investments, beginning of period	$770,298	$338,738
Purchase of investments	62,437	83,932
Proceeds from principal repayments and sales of investments	(5,467)	(13,652)
Payment-in-kind interest	133	17
Amortization of premium/accretion of discount, net	518	205
Net realized gain (loss) on investments	36	95
Total investments, end of period	$827,955	$409,335

Portfolio companies at beginning of period	96	61
Number of new portfolio companies	9	9
Number of exited portfolio companies	(1)	(3)
Portfolio companies at end of period	104	67

As of March 31, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$723,871	$720,494	86.99%	$683,004	$682,836	88.33%
Subordinated Debt	97,475	98,199	11.86%	81,344	82,044	10.61%
Equity Investments	6,609	9,595	1.15%	5,950	8,133	1.05%
Total	$827,955	$828,288	100.00%	$770,298	$773,013	100.00%
Largest portfolio company investment	$17,850	$17,901	2.16%	$17,709	$17,881	2.31%
Average portfolio company investment	$7,961	$7,964	0.96%	$8,024	$8,052	1.04%

The industry composition of our portfolio as a percentage of fair value as of March 31, 2022 and December 31, 2021 was as follows:

Industry	March 31, 2022	December 31, 2021
Aerospace & Defense	3.9%	4.2%
Automotive	6.3%	4.4%
Banking, Finance, Insurance, Real Estate	3.7%	3.6%
Beverage, Food & Tobacco	8.2%	7.8%
Capital Equipment	4.2%	3.5%
Chemicals, Plastics, & Rubber	4.1%	3.9%
Construction & Building	2.5%	2.7%
Consumer Goods: Durable	2.5%	2.7%
Consumer goods: Non-durable	5.0%	5.4%
Containers, Packaging & Glass	4.0%	4.3%
Environmental Industries	1.3%	1.4%
Healthcare & Pharmaceuticals	9.0%	8.4%
High Tech Industries	9.7%	10.2%
Media: Advertising, Printing & Publishing	0.4%	0.4%
Media: Diversified & Production	1.7%	1.8%
Retail	0.7%	0.8%
Services: Business	20.5%	21.7%
Services: Consumer	1.4%	1.5%
Telecommunications	5.6%	5.7%
Transportation: Cargo	3.4%	3.6%
Utilities: Electric	0.5%	0.5%
Wholesale	1.4%	1.5%
Total	100.0%	100.0%
The weighted average yields of our investments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	6.72%	6.72%
Weighted average yield on debt and income producing investments, at fair value	6.75%	6.71%
Percentage of debt investments bearing a floating rate	95.82%	97.45%
Percentage of debt investments bearing a fixed rate	4.18%	2.55%
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
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and mergers and acquisitions markets and the current low interest rate environment has led to increased originations and repayments, an active pipeline of investment opportunities. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine), and the ongoing impact from the COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them).

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	3,389	0.4	1	—	—	—
4	748,449	90.4	92	727,316	94.0	87
5	53,268	6.4	8	36,719	4.8	7
6	23,182	2.8	3	8,978	1.2	2
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$828,288	100.0%	104	$773,013	100.0%	96
As of March 31, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.
Results of Operations
Operating results for the three months ended March 31, 2022 and 2021 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest income	$13,784	$5,882
Payment-in-kind interest income	142	19
Dividend income	—	213
Other income	213	86
Total investment income	14,139	6,200
Expenses
Interest and debt financing expenses	3,021	2,167
Management fees	1,520	697
Professional fees	181	322
Directors' fees	96	96
Administration fees	216	128
Other general and administrative expenses	59	77
Total expenses before expense support	5,093	3,487
Expense support	(51)	(180)
Net expenses after expense support	5,042	3,307
Net investment income	$9,097	$2,893
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$36	$95
Net change in unrealized gains (losses)	(2,382)	908
Total net realized and change in unrealized gains (losses)	(2,346)	1,003
Net increase (decrease) in net assets resulting from operations	$6,751	$3,896
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment income
Investment income, attributable to interest and fees on our debt investments increased to $14.1 million for the three months ended March 31, 2022 from $6.2 million for the same period in the prior year, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we raise additional capital through the Follow-on Offering and our investment income to grow commensurately. Trends in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $5.1 million for the three months ended March 31, 2022 from $3.5 million for the three months ended March 31, 2021. The increase in interest and debt financing expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by increased draws under the Financing Facilities (as defined below) due to the increased deployment of capital for investment purchases. The increase in management fees to $1.5 million for the three months ended March 31, 2022 from $0.7 million in the comparable period in 2021 was driven by increases in deployed capital.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $36 thousand for the three months ended March 31, 2022 compared to a realized gain of $95 thousand for the three months ended March 31, 2021.
We recorded a net change in unrealized depreciation of $(2.4) million for the three months ended March 31, 2022, compared to net unrealized appreciation of $0.9 million for the three months ended March 31, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three months ended March 31, 2022, was primarily related to the economic uncertainty created by both macroeconomic and geopolitical issues in the financial markets, which directly impacted the valuation of our portfolio investments. The fair value of our portfolio investments for the three months ended March 31, 2022, was negatively impacted by market volatility and the widening of credit spreads.

Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing Facilities and Subscription Facility (each as defined below). Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares. This “ Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 190.5% and 191.2%, respectively.

Cash and restricted cash as of March 31, 2022, taken together with our uncalled capital commitments of $377.3 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2022, we had $87.1 million available under our SPV I Financing Facility (as defined below), $14.5 million available under our Subscription Facility (as defined below) and $58.9 million available under our SPV II Financing Facility (as defined below).
For the three months ended March 31, 2022, our cash and cash equivalents balance decreased by $11.8 million. During that period, $69.4 million was used in operating activities, primarily due to investment purchases of $62.4 million, offset by $5.5 million in repayments and sales of investments in portfolio companies. During the same period, $57.6 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $30.0 million, proceeds from secured borrowings of $68.6 million, and repayments of secured borrowings of $33.8 million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one Preference Shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of March 31, 2022, TIAA owned 3,671,631 shares of our common stock.
On March 13, 2020, we held our Initial Closing in connection with the Initial Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The initial closing of the Follow-on Offering was held on April 15, 2022 and the Company expects to hold additional closings until the conclusion of the fiscal quarter ending June 30, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of March 31, 2022, we had received capital commitments totaling $777.7 million ($377.3 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to March 31, 2022 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

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
The following table summarizes the dividends declared from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through March 31, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
SPV I Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note (“SPV I Financing Facility”). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I and the Company services as the collateral manager (the “SPV I Financing Facility Agreement”). See Note 5 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our debt.
The SPV I Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022 increased the maximum facility amount available from $275,000 to $350,000, and extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus the Secured Overnight Financing Rate (“SOFR”), among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount.
The SPV I Financing Facility, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the SPV I Financing Facility equals the amount of the outstanding advances. Advances under the SPV I Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of March 31, 2022 the SPV I Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the SPV I Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
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
SPV II Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SPV II Financing Facility” and, together with the SPV I Financing Facility (the "Financing Facilities") with SMBC, as the administrative agent, the collateral agent and the lender.
On December 23, 2021, the Company amended the SPV II Financing Facility agreement, which increased the maximum commitment of the SPV II Financing Facility from $150 million to $225 million (the “Maximum Facility Amount”) and reduced the interest rate on the borrowings from LIBOR plus 2.50% to LIBOR plus 2.15%. Under the SPV II Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SPV II Financing Facility is scheduled to terminate on November 24, 2023. As of March 31, 2022 and December 31, 2021, the SPV II Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.15%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SPV II Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.
Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$251,000	$—	$—	$251,000	$—
Subscription Facility	35,500	35,500	—	—	—
SPV II - Financing Facility	158,347	—	—	158,347	—
Total debt obligations	$444,847	$35,500	$—	$409,347	$—

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement

In addition, on June 7, 2019, the SEC has granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates, subject to the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. On April 15, 2022, the Company filed an exemptive application to amend the Order. For more information, see Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on April 15, 2022, the Company filed an application to amend the Order (the “Application”) to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
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

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
Total	$2,722	$—	$2,722
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2021.

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

For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ of the Company, as such term is used under Section 2(a)(19) of the 1940 Act (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith.

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

For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

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
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of 44651, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Recent Developments
On April 11, 2022, we delivered a drawdown notice to our shareholders relating to the issuance of 1,800,426 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of $35 million. The shares were issued on April 25, 2022.
On April 15, 2022, we held our initial closing in connection with the Follow-On Offering and entered into subscription agreements with additional investors for total commitments of $21.5 million.
On April 22, 2022, we priced a term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
In connection with pricing of the 2022 Debt Securitization, on April 22, 2022, the Company and Churchill NCDLC CLO-I, LLC (the “2022 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company entered into a Purchase and Placement Agreement (the “Purchase and Placement Agreement”) with Wells Fargo Securities, LLC, as initial purchaser (in such capacity, the “Initial Purchaser”) and NatWest Markets Plc, as co-placement agent (in such capacity, the “Co-Placement Agent” and, together with the Initial Purchaser, the “Placement Agents”), pursuant to which the 2022 Issuer agreed to sell certain of the notes to be issued pursuant to an indenture (the “2022 Notes”) to the Placement Agents as part of the 2022 Debt Securitization. In addition, the Company expects to enter into a Credit Agreement (the “Credit Agreement”) with U.S. Bank Trust Company, National Association, as trustee and loan agent, and the lenders party thereto (the “Lenders”), pursuant to which the Lenders will agree to make loans to the Company in an aggregate amount equal to $30 million (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”) as part of the 2022 Debt Securitization.
The 2022 Notes consist of $199 million of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34.25 million of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47.25 million of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27 million of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79.32 million of Subordinated 2022 Notes, which do not bear interest. The Company will directly retain all of the Subordinated 2022 Notes. The 2022 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by the 2022 Issuer to purchase new collateral under our direction, in our capacity as collateral manager of the 2022 Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the 2022 Debt Securitization. The 2022 Notes are due on April 20, 2034.

Pursuant to the Credit Agreement, the Lenders will make $30 million of AAA Class A-L 2022 Loans to us, which bear interest at the three-month Term SOFR plus 1.80% and will be fully drawn upon closing of the transactions. The 2022 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof will be due and payable on April 20, 2034. By written notice of 100% of the holders of the 2022 Loans, the Lenders may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes.
The closing of the issuance of the 2022 Debt, pursuant to the Purchase and Placement Agreement and the Credit Agreement, as applicable, is subject to customary closing conditions, including that the closing occur on or prior to May 20, 2022 (the “Closing Date”) and that certain of the 2022 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Ratings Inc. business, or any respective successor or successors thereto.
We will serve as collateral manager to the 2022 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
On May 5, 2022, SPV III, a wholly-owned subsidiary of the Company, entered into the borrower joinder agreement (the “Joinder”) to become party to the SPV I Financing Facility Agreement. Advances made to SPV I and SPV III under the SPV I Financing Facility Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the SPV I Financing Facility. See Note 5 for more information about the terms of the SPV I Financing Facility. This description is only a summary of the material provisions of the Joinder and is qualified in its entirety by reference to the copy of the Joinder, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022.
As of March 31, 2022, on a fair value basis, approximately 4.18% of our debt investments bear interest at a fixed rate and approximately 95.82% of our debt investments bear interest at a floating rate. As of March 31, 2022, 98.40% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of March 31, 2022. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of March 31, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(172)	$(274)	$102
Base Interest Rate	—	—	—
+100 Basis Points	1,705	1,097	608
+200 Basis Points	3,664	2,194	1,470
+300 Basis Points	5,624	3,291	2,333

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

Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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
ITEM 1A. RISK FACTORS
With the exception of the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 10, 2022, which is accessible on the SEC’s website at sec.gov.
We are subject to risks associated with the 2022 Debt Securitization.

As a result of the 2022 Debt Securitization, we are subject to a variety of risks, including those set forth below. The closing of the issuance of the 2022 Debt, pursuant to the Purchase and Placement Agreement and the Credit Agreement, as applicable, is subject to customary closing conditions, including that the closing occur on or prior to May 20, 2022 (the “Closing Date”). We use the term “debt securitization” in this Quarterly Report on Form 10-Q to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The 2022 Issuer is an indirect, wholly-owned, consolidated subsidiary of the Company. In the 2022 Debt Securitization, institutional investors purchased certain notes issued by the 2022 Issuer in private placements.
The 2022 Notes and membership interests that we hold that will issued by the 2022 Issuer on the Closing Date are subordinated obligations of the 2022 Issuer and we could be prevented from receiving cash from the 2022 Issuer.

The 2022 Notes that will be issued by the 2022 Issuer and retained by us are the most junior class of notes issued by the 2022 Issuer, are subordinated in priority of payment to the other notes issued by the 2022 Issuer and will be subject to certain payment restrictions set forth in the indenture governing the 2022 notes issued by 2022 Issuer. Therefore, we only receive cash distributions on such 2022 Notes if the 2022 Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the 2022 Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the 2022 Notes that we have retained at their redemption could be reduced. If the 2022 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2022 Debt Securitization, cash would be diverted from the 2022 Notes that we will hold to first pay the more senior notes issued by the 2022 Issuer in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the 2022 Issuer or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The 2022 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the 2022 Issuer have been paid in full on each payment date or upon maturity of such notes under the 2022 Debt Securitization documents. As the holder of the membership interests in 2022 Issuer, we could receive distributions, if any, only to the extent that the 2022 Issuer makes distributions out of funds remaining after holders of all classes of notes issued by the 2022 Issuer have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the 2022 Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our Current Reports on Form 8-K or Annual Report on Form 10-K, as applicable, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2022, Nuveen Churchill BDC SPV III, LLC (“SPV III”), a wholly-owned subsidiary of Nuveen Churchill Direct Lending Corp. (the “Company”), entered into the Borrower Joinder Agreement (the “Joinder”) to become party to that certain Amended and Restated Loan and Security Agreement, dated as of December 31, 2019 (as previously amended by that certain Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, and as amended by the Second Amendment to Loan and Security Agreement, dated as of March 31, 2022, the “Loan Agreement”), among Nuveen Churchill BDC SPV I, LLC, a wholly-owned subsidiary of the Company, as existing borrower (“SPV I” and, together with SPV III, the “SPVs”), the Company, as the collateral manager, the lenders from time to time party thereto (the “Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and U.S. Bank National Association, as collateral agent and custodian.
The Loan Agreement has a maximum facility amount of $350 million and maturity date of March 31, 2027, if not further extended by that date. Advances made to the SPVs under the Loan Agreement are secured by a pool of broadly-syndicated and middle-market loans subject to eligibility criteria and advance rates specified in the Loan Agreement. The Loan Agreement requires the Company to maintain an asset coverage ratio at least equal to 1.50:1.00. Advances under the Loan Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to March 31, 2023 (subject to certain exceptions) is subject to a commitment reduction fee of 1%. The Loan Agreement contains certain customary affirmative and negative covenants and events of default. The interest rate payable under the Loan Agreement is the sum of 2.20% plus SOFR.
The description above is only a summary of the material provisions of the Joinder and is qualified in its entirety by reference to the copy of the Joinder, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.3	Articles of Amendment (2)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

10.1
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 31, 2022, by and among SPV I, as borrower, the Company, as the collateral manager, the Lenders, Wells Fargo, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian (3)

10.2	Purchase and Placement Agreement by and among, Churchill NCDLC CLO-I LLC, Wells Fargo Securities, LLC, as initial purchaser and NatWest Markets Plc, as co-placement agent (4)

10.3	Borrower Joinder Agreement, dated as of May 5, 2022, among Nuveen Churchill BDC SPV I, LLC, Nuveen Churchill BDC SPV III, LLC and Wells Fargo Bank, National Association, as the administrative agent*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
*Filed herewith.
(1)Previously filed on January 29, 2020 with Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.
(2)Previously filed on June 2, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(3)Previously filed on April 5, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on April 22, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: May 10, 2022