Form 10-Q
period 2022-06-30
Nuveen Churchill Direct Lending Corp.
filed 2022-08-08
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 8, 2022, the registrant had 25,389,381 shares of common stock, $0.01 par value, outstanding.

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
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $989,885 and $770,298, respectively)	$977,709	$773,013
Cash and cash equivalents	32,963	35,186
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,776	2,651
Interest receivable	10,189	4,748
Receivable for investments sold	1,853	5,207
Prepaid expenses	87	64
Total assets	$1,025,627	$820,919

Liabilities
Secured borrowings (net of $5,843 and $3,682 deferred financing costs, respectively) (See Note 5)	$581,804	$406,365
Payable for investments purchased	—	25,744
Interest payable	2,551	2,073
Due to adviser expense support (See Note 4)	2,776	2,651
Management fees payable	1,732	1,376
Distributions payable	9,757	7,640
Directors’ fees payable	96	96
Accounts payable and accrued expenses	1,138	923
Total liabilities	$599,854	$446,868

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 22,691,144 and 19,293,813 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$227	$193
Paid-in-capital in excess of par value	436,392	370,426
Total distributable earnings (loss)	(10,846)	3,432
Total net assets	$425,773	$374,051

Total liabilities and net assets	$1,025,627	$820,919

Net asset value per share (See Note 8)	$18.76	$19.39

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$15,883	$7,433	$29,667	$13,315
Payment-in-kind interest income	186	21	328	40
Dividend income	—	—	—	213
Other income	392	107	605	193
Total investment income	16,461	7,561	30,600	13,761

Expenses:
Interest and debt financing expenses	4,237	2,370	7,258	4,537
Management fees (See Note 4)	1,732	863	3,252	1,560
Professional fees	264	295	445	617
Directors' fees	95	95	191	191
Administration fees (See Note 4)	189	127	405	255
Other general and administrative expenses	254	136	313	213
Total expenses before expense support	6,771	3,886	11,864	7,373
Expense support (See Note 4)	(43)	(153)	(94)	(333)
Net expenses after expense support	6,728	3,733	11,770	7,040
Net investment income	9,733	3,828	18,830	6,721

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	56	(58)	92	37
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(12,509)	1,633	(14,891)	2,541
Total net realized and unrealized gain (loss) on investments	(12,453)	1,575	(14,799)	2,578

Net increase (decrease) in net assets resulting from operations	$(2,720)	$5,403	$4,031	$9,299

Per share data:
Net investment income per share - basic and diluted	$0.44	$0.36	$0.88	$0.70
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.12)	$0.50	$0.19	$0.96
Weighted average common shares outstanding - basic and diluted	22,212,400	10,704,766	21,366,638	9,657,486

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,733	$3,828	$18,830	$6,721
Net realized gain (loss) on investments	56	(58)	92	37
Net change in unrealized appreciation (depreciation) on investments	(12,509)	1,633	(14,891)	2,541
Net increase (decrease) in net assets resulting from operations	(2,720)	5,403	4,031	9,299
Shareholder distributions:
Distributions declared from earnings (1)	(9,757)	(3,746)	(18,309)	(6,506)
Net increase (decrease) in net assets resulting from shareholder distributions	(9,757)	(3,746)	(18,309)	(6,506)
Capital share transactions:
Issuance of common shares, net	34,946	54,982	64,930	69,965
Reinvestment of shareholder distributions	627	34	1,070	63
Net increase (decrease) in net assets resulting from capital share transactions	35,573	55,016	66,000	70,028
Total increase (decrease) in net assets	23,096	56,673	51,722	72,821
Net assets, at beginning of period	402,677	173,789	374,051	157,641
Net assets, at end of period	$425,773	$230,462	$425,773	$230,462
_______________
(1)For the three and six months ended June 30, 2022 and 2021, distributions declared from earnings were derived from net investment income.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,031	$9,299

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(248,039)	(212,672)
Proceeds from principal repayments and sales of investments	29,746	48,873
Payment-in-kind interest	(312)	(10)
Amortization of premium/accretion of discount, net	(890)	(470)
Net realized (gain) loss on investments	(92)	(37)
Net change in unrealized (appreciation) depreciation on investments	14,891	(2,541)
Amortization of deferred financing costs	622	419
Amortization of offering costs	(34)	(35)
Changes in operating assets and liabilities:
Due from adviser expense support	(125)	(159)
Interest receivable	(5,441)	(1,645)
Receivable for investments sold	3,354	482
Prepaid expenses	(23)	(27)
Other assets	—	(180)
Payable for investments purchased	(25,744)	8,853
Interest payable	478	482
Due to adviser expense support	125	159
Management fees payable	356	335
Accounts payable and accrued expenses	215	(94)
Net cash provided by (used in) operating activities	(226,882)	(148,968)

Cash flows from financing activities:
Proceeds from issuance of common shares	64,964	70,000
Shareholder distributions	(15,122)	(5,053)
Proceeds from secured borrowings	544,600	152,400
Repayments of secured borrowings	(367,000)	(46,535)
Payments of deferred financing costs	(2,783)	(33)
Net cash provided by (used in) financing activities	224,659	170,779

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	(2,223)	21,811
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,236	12,658
Cash and Cash Equivalents and Restricted Cash, end of period	$33,013	$34,469

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,114	$4,600

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$1,070	$63

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$32,963	$35,186
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$33,013	$35,236

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$34,419	$12,608
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$34,469	$12,658

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	8.29%	10/31/2025	$14,882	$14,762	$14,297	3.4%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	8.54%	10/22/2026	9,344	9,239	9,159	2.2%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	S + 6.00%	7.69%	10/22/2026	3,511	436	385	0.1%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	7.37%	12/10/2026	7,388	7,302	7,088	1.6%
Valkyrie		Subordinated Debt	N/A	9.50% (Cash) 1.50%(PIK)	12/17/2028	2,793	2,738	2,739	0.6%
Total Aerospace & Defense							34,477	33,668	7.9%

Automotive
American Auto Auction Group	(6) (13) (15)	First Lien Term Loan	S + 5.00%	7.12%	12/30/2027	10,681	10,580	10,030	2.3%
Classic Collision (Incremental)	(6) (13)	First Lien Term Loan	L + 5.75%	8.04%	1/14/2026	7,870	7,798	7,684	1.8%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	8.04%	1/14/2026	7,040	4,582	4,416	1.0%
Collision Right (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	7.12%	4/14/2028	1,184	(10)	(10)	—%
Collision Right	(13)	First Lien Term Loan	S + 5.00%	7.12%	4/14/2028	4,170	4,139	4,137	1.0%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	7,394	7,264	7,388	1.7%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	4,386	—	(4)	—%
JEGS Automotive	(6)	First Lien Term Loan	L + 5.75%	8.04%	12/22/2027	4,049	4,012	3,898	0.9%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 5.75%	8.04%	12/22/2027	930	—	(35)	—%
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.00%	7.12%	4/18/2028	14,963	14,818	14,823	3.5%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	6.69%	3/1/2029	1,745	288	245	0.1%
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 5.00%	7.12%	3/1/2029	6,963	6,895	6,791	1.6%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	S + 5.00%	7.12%	5/16/2025	3,233	3,219	3,231	0.7%
Tailwind Randy's LLC	(9) (13)	First Lien Term Loan	S + 5.00%	7.12%	5/16/2025	1,079	1,071	1,078	0.3%
Tailwind Randy's LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	7.62%	5/16/2025	4,969	4,928	4,966	1.2%
Tailwind Randy's LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.00%	7.29%	5/16/2025	656	653	656	0.2%
Total Automotive							70,237	69,294	16.3%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	6.79%	11/18/2026	6,021	5,981	5,920	1.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	6.19%	2/28/2025	3,870	3,889	3,736	0.9%
Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.75%	7.44%	5/11/2028	6,513	6,449	6,451	1.5%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	7.44%	5/11/2028	1,967	—	(19)	—%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.79%	9/8/2027	6,687	6,628	6,510	1.5%
Risk Strategies (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	7.19%	10/30/2026	15,000	(148)	(146)	—%
Vensure Employer Services	(6) (13)	First Lien Term Loan	L + 4.75%	7.69%	3/26/2027	14,319	14,262	13,932	3.3%
Vensure Employer Services (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.75%	7.69%	3/26/2027	564	—	(15)	—%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	7.87%	4/1/2026	1,990	1,973	1,948	0.4%
World Insurance Associates	(9) (11)	First Lien Term Loan	S + 5.75%	7.87%	4/1/2026	5,005	108	2	—%
World Insurance Associates	(9) (11)	First Lien Term Loan	S + 5.75%	7.87%	4/1/2026	8,000	4,954	4,786	1.1%
Total Banking, Finance, Insurance, Real Estate							44,096	43,105	10.1%

Beverage, Food & Tobacco
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 5.25%	7.54%	9/28/2027	9,950	9,862	9,775	2.3%
Dessert Holdings	(6)	Subordinated Debt	L + 7.25%	9.04%	6/8/2029	9,000	8,852	8,703	2.0%
GA Foods	(13)	First Lien Term Loan	L + 5.50%	7.79%	12/1/2026	14,813	14,697	13,653	3.2%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	9.29%	10/14/2026	14,738	14,519	14,885	3.5%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	6.29%	7/30/2025	2,895	2,871	2,646	0.6%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.25%	8.04%	8/13/2027	14,925	14,730	13,801	3.3%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	4/20/2027	3,306	3,279	3,229	0.8%
Watermill Express, LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	7.79%	4/20/2027	318	—	(7)	—%
Total Beverage, Food & Tobacco							68,810	66,685	15.7%

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	6.29%	4/8/2026	7,238	7,192	7,116	1.7%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	6.79%	4/8/2026	2,709	(25)	(46)	—%
Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.25%	7.37%	5/19/2028	4,896	4,848	4,849	1.1%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	7.37%	5/19/2028	2,889	1,521	1,493	0.3%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	7.37%	5/19/2028	7,211	—	(69)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.79%	12/15/2026	6,567	6,515	6,472	1.5%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.79%	12/15/2026	2,611	2,611	2,573	0.6%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.79%	12/15/2026	5,693	5,668	5,611	1.3%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/18/2029	2,396	2,350	2,324	0.5%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/18/2029	900	—	(27)	—%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	11/1/2028	8,868	8,832	8,736	2.1%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	11/1/2028	1,084	1,074	1,068	0.3%
Total Capital Equipment							40,586	40,100	9.4%

Chemicals, Plastics, & Rubber
Ascensus	(9)	Subordinated Debt	L + 6.50%	8.79%	8/2/2029	9,000	8,929	8,837	2.1%
Ascensus Specialties	(6) (13)	First Lien Term Loan	L + 4.25%	6.04%	6/30/2028	9,881	9,709	9,600	2.3%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.25%	6.54%	12/29/2025	2,101	2,110	2,087	0.5%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	6.54%	5/5/2028	14,995	14,908	14,881	3.5%
Terra Firma		Subordinated Debt	N/A	10.00%	9/2/2027	4,114	4,035	3,998	0.9%
Total Chemicals, Plastics, & Rubber							39,691	39,403	9.3%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	L + 4.75%	7.69%	7/30/2027	10,976	10,877	10,976	2.6%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	8.04%	12/15/2027	9,457	9,283	9,154	2.2%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	8.04%	12/15/2027	4,946	1,139	1,026	0.2%
Total Construction & Building							21,299	21,156	5.0%

Consumer Goods: Durable
All My Sons	(6) (13)	First Lien Term Loan	L + 4.75%	6.54%	10/25/2028	5,485	5,435	5,454	1.3%
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	6.29%	6/30/2025	5,759	5,709	5,196	1.2%
Petmate	(6) (9) (13) (15)	First Lien Term Loan	L + 5.50%	7.79%	9/15/2028	9,950	9,859	8,835	2.1%
Total Consumer Goods: Durable							21,003	19,485	4.6%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	L + 4.50%	6.79%	9/10/2027	12,797	12,686	12,658	3.0%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	6.29%	9/11/2023	3,860	3,825	3,790	0.9%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	7.37%	6/30/2028	6,875	6,806	6,806	1.6%
Elevation Labs (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	7.37%	6/30/2028	3,125	(31)	(31)	—%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	7.04%	3/1/2027	7,863	7,794	7,727	1.8%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	7.04%	3/1/2027	6,986	6,923	6,865	1.6%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	7.54%	12/29/2026	7,388	7,358	7,385	1.7%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	7.54%	12/29/2026	2,543	2,521	2,543	0.6%
Total Consumer Goods: Non-durable							47,882	47,743	11.2%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	8.87%	10/7/2026	12,677	12,631	12,437	2.9%
B2B Packaging (Delayed Draw)	(11) (13)	First Lien Term Loan	S + 6.75%	9.38%	10/7/2026	2,237	—	(42)	—%
Five Star Lower Holding LLC	(6) (13)	First Lien Term Loan	S + 4.25%	5.94%	5/5/2029	7,672	7,559	7,561	1.8%
Good2Grow	(6) (13)	First Lien Term Loan	L + 4.50%	6.79%	12/1/2027	9,975	9,884	9,799	2.3%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	7.79%	12/17/2025	3,029	3,004	3,007	0.7%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	7.29%	12/17/2025	7,388	7,334	7,334	1.7%
Total Containers, Packaging & Glass							40,412	40,096	9.4%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	S + 4.50%	6.62%	9/14/2027	3,308	3,280	3,243	0.8%
Cadmus (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	6.79%	9/14/2027	1,667	275	242	0.1%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	7.54%	11/30/2027	4,946	4,902	4,860	1.1%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	7.54%	11/30/2027	5,015	2,846	2,758	0.6%
Total Environmental Industries							11,303	11,103	2.6%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13)	First Lien Term Loan	L + 4.75%	7.04%	12/17/2027	6,160	6,086	6,042	1.4%
Affinity Hospice (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	7.04%	12/17/2027	3,810	—	(73)	—%
Anne Arundel	(11)	First Lien Term Loan	N/A	12.50% PIK	10/16/2026	2,377	2,287	2,282	0.5%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,812	1,795	0.4%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,291	1,250	0.3%
Forefront Dermatology	(6) (9) (13)	First Lien Term Loan	S + 4.25%	5.94%	4/2/2029	5,387	5,280	5,283	1.3%
Forefront Dermatology (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 4.25%	5.94%	4/2/2029	1,007	159	140	—%
Genesee Scientific	(6) (9)	First Lien Term Loan	L + 5.00%	7.29%	9/30/2027	6,050	5,997	5,944	1.4%
Genesee Scientific (Delayed Draw)	(11)	First Lien Term Loan	L + 5.50%	7.79%	9/30/2027	2,027	—	(35)	—%
GHR Healthcare	(6) (9)	First Lien Term Loan	L + 5.25%	7.54%	12/9/2027	6,499	6,440	6,514	1.5%
GHR Healthcare	(6) (9) (11)	First Lien Term Loan	L + 5.25%	7.54%	12/9/2027	3,454	1,456	1,464	0.3%
InfuCare RX	(6) (13)	First Lien Term Loan	L + 5.00%	7.94%	1/4/2028	9,950	9,860	9,753	2.3%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	L + 4.50%	7.44%	8/20/2027	9,159	9,080	8,988	2.1%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	7.79%	9/1/2027	8,330	8,195	8,057	1.9%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	7.79%	9/1/2027	3,547	775	693	0.2%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.25%	7.54%	5/28/2027	7,798	7,730	7,681	1.8%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	7.04%	4/17/2028	14,619	14,502	14,363	3.4%
SM Wellness Holdings, Inc (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 4.75%	7.04%	4/17/2028	277	277	272	0.1%
Total Healthcare & Pharmaceuticals							81,227	80,413	18.9%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	7.19%	6/10/2026	5,720	5,674	5,506	1.3%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	7.19%	6/10/2026	2,533	2,533	2,438	0.6%
Argano, LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	7.19%	6/10/2026	1,727	1,715	1,650	0.4%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	8.04%	8/4/2025	1,498	1,487	1,451	0.3%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	9.19%	8/4/2025	12,663	12,630	12,429	2.9%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	8.04%	8/4/2025	3,439	3,414	3,331	0.8%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	8.54%	8/4/2025	170	170	167	—%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	8.54%	8/4/2025	107	107	105	—%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	7.87%	4/14/2028	12,222	12,105	12,109	2.8%
Eliassen Group LLC	(9) (11)	First Lien Term Loan	S + 5.75%	7.87%	4/14/2028	2,778	(7)	(26)	—%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	6/3/2024	9,474	9,420	9,353	2.2%
Fineline Merger		Subordinated Debt	L + 8.75%	11.04%	8/22/2028	2,941	2,904	2,971	0.7%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	7.62%	6/14/2028	4,397	4,353	4,354	1.0%
Infobase Acquisition, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	7.62%	6/14/2028	721	—	(7)	—%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	6.79%	3/28/2025	3,304	3,290	3,235	0.7%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	7.54%	1/23/2025	6,323	6,323	6,323	1.5%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.50%	6.29%	10/21/2026	4,758	4,717	4,682	1.1%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.75%	8.04%	4/15/2027	4,308	4,295	4,152	1.0%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.75%	7.54%	4/15/2027	1,106	1,097	1,066	0.3%
Revalize (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	7.54%	4/15/2027	1,593	(7)	(57)	—%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/30/2028	1,763	1,731	1,714	0.4%
Solve Industrial Motion Group (Delayed Draw)		Subordinated Debt	N/A	10.75%	6/30/2028	2,019	2,019	1,963	0.5%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	8.29%	11/2/2026	9,357	9,266	8,384	2.0%
Total High Tech Industries							89,236	87,293	20.5%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 4.50%	6.79%	12/10/2026	2,994	2,965	2,994	0.7%
Tinuiti Inc (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 4.50%	6.79%	12/10/2026	9,993	5,965	5,965	1.4%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 4.50%	6.79%	12/10/2026	1,956	1,954	1,956	0.5%
Total Media: Advertising, Printing & Publishing							10,884	10,915	2.6%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	6.29%	8/12/2027	2,931	2,906	2,850	0.6%
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	6.79%	8/12/2027	2,576	2,539	2,505	0.6%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	8.29%	12/9/2026	8,164	8,101	8,116	1.9%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	8.29%	12/9/2026	2,901	2,878	2,884	0.7%
Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	8.29%	12/9/2026	3,822	426	386	0.1%
Total Media: Diversified & Production							16,850	16,741	3.9%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	6.29%	12/10/2027	5,925	5,950	5,762	1.4%
Total Retail							5,950	5,762	1.4%

Services: Business
Big Truck Rental		Subordinated Debt	L + 8.00%	9.79%	9/23/2027	12,500	12,275	12,489	2.9%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.00%	7.29%	8/2/2027	5,429	5,382	5,323	1.3%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bounteous	(6) (13)	First Lien Term Loan	L + 5.00%	7.29%	8/2/2027	2,222	2,201	2,179	0.5%
Bounteous (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	6.79%	8/2/2027	4,467	—	(88)	—%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.00%	7.29%	8/2/2027	2,810	2,787	2,755	0.6%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	8.04%	9/30/2026	13,254	13,119	13,254	3.1%
Bullhorn (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	8.04%	9/30/2026	663	(3)	—	—%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.75%	8.04%	12/1/2027	7,859	7,787	7,659	1.8%
BusinesSolver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	8.04%	12/1/2027	2,121	(10)	(54)	—%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	3/30/2027	3,039	2,985	3,010	0.7%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	7.79%	9/24/2026	2,331	2,314	2,326	0.5%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	7.29%	9/24/2026	313	310	312	0.1%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	7.79%	9/24/2026	213	213	213	0.1%
CrossCountry Consulting	(6) (9)	First Lien Term Loan	S + 5.75%	7.87%	6/1/2029	8,299	8,134	8,135	1.9%
CrossCountry Consulting (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	7.44%	6/1/2029	3,320	(33)	(66)	—%
E78	(6)	First Lien Term Loan	L + 5.50%	7.29%	12/1/2027	7,145	7,079	6,975	1.6%
E78 (Delayed Draw)	(6)	First Lien Term Loan	L + 5.50%	7.29%	12/1/2027	4,275	4,236	4,172	1.0%
E78 (Delayed Draw)	(11)	First Lien Term Loan	L + 5.50%	7.29%	12/1/2027	3,560	—	(85)	—%
Evergreen Services Group (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	2,883	(29)	(57)	—%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	8.12%	6/15/2029	12,117	11,876	11,877	2.8%
Gabriel Partners LLC	(6) (13)	First Lien Term Loan	L + 6.00%	8.29%	9/21/2026	9,385	9,312	9,385	2.2%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	8.29%	9/21/2026	3,873	3,841	3,873	0.9%
Gabriel Partners LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.00%	8.29%	9/21/2026	1,563	1,563	1,563	0.4%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% PIK	1/16/2026	2,489	2,456	2,484	0.6%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.50%	8.79%	12/17/2025	14,745	14,577	14,239	3.3%
LSCS Holdings Inc	(6) (13)	First Lien Term Loan	L + 4.50%	6.79%	12/16/2028	9,950	9,904	9,769	2.3%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	8.54%	12/23/2026	9,950	9,860	9,736	2.3%
Output Services Group Inc	(15)	First Lien Term Loan	L + 4.50%	6.29%	3/27/2024	3,849	3,842	2,885	0.7%
Plaze		Subordinated Debt	L + 7.50%	9.29%	7/7/2028	15,000	14,597	14,310	3.4%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.29%	12/15/2028	8,057	7,980	7,912	1.8%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	7.29%	12/15/2028	1,923	—	(35)	—%
Smile Brands		Subordinated Debt	L + 8.50%	10.79%	4/13/2026	9,597	9,479	9,387	2.2%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	10.79%	4/13/2026	1,959	—	(43)	—%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	5.79%	3/31/2028	8,461	8,408	8,383	2.0%
Touch Tunes	(6) (13)	First Lien Term Loan	S + 5.75%	7.87%	4/2/2029	10,000	9,902	9,908	2.3%
Trilon	(13)	First Lien Term Loan	S + 5.75%	7.44%	5/27/2029	7,500	7,425	7,427	1.7%
Trilon (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	7.44%	5/27/2029	7,500	—	(73)	—%
Technical Safety Services (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	6.62%	6/22/2029	3,125	(31)	(31)	—%
Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	6.62%	6/22/2029	6,875	6,806	6,807	1.6%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	6/29/2027	3,983	3,931	3,884	0.9%
Vital Records Control (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.50%	7.79%	6/29/2027	669	338	330	0.1%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	6.54%	12/5/2024	3,878	3,862	3,860	0.9%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	6.54%	12/5/2024	6,152	6,109	6,122	1.4%
Total Services: Business							214,784	212,411	49.9%

Services: Consumer
Excel Fitness Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	7.37%	4/27/2029	10,000	9,888	9,891	2.3%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.75%	7.87%	6/9/2028	3,988	3,949	3,949	0.9%
Liberty Buyer (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	7.87%	6/9/2028	748	—	(7)	—%
NJEye LLC	(6)	First Lien Term Loan	S + 5.00%	7.63%	9/17/2024	5,382	5,358	5,140	1.2%
NJEye LLC (Delayed Draw)	(6) (11)	First Lien Term Loan	S + 5.25%	7.88%	9/16/2024	2,982	1,597	1,476	0.3%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	7.29%	6/6/2025	2,542	2,538	2,354	0.6%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	7.29%	6/6/2025	220	220	204	0.1%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	7.54%	3/29/2025	3,900	3,900	3,445	0.8%
Total Services: Consumer							27,450	26,452	6.2%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	6.79%	11/17/2027	6,309	6,309	6,091	1.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	6.79%	11/17/2027	1,854	1,784	1,720	0.4%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (13)	First Lien Term Loan	L + 5.00%	7.29%	10/29/2027	5,844	5,792	5,786	1.3%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.00%	7.29%	10/29/2027	4,106	4,106	4,065	0.9%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	L + 5.00%	7.29%	3/4/2025	687	685	677	0.2%
Mobile Communications America Inc	(6)	First Lien Term Loan	L + 4.25%	6.54%	3/4/2025	3,876	3,884	3,750	0.9%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	8.69%	4/16/2027	10,208	10,125	10,208	2.4%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	7.54% (Cash) 1.00% (PIK)	11/20/2025	6,755	6,715	5,914	1.4%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	7.79%	4/3/2028	7,606	7,538	7,287	1.8%
Total Telecommunications							46,938	45,498	10.7%

Transportation: Cargo
A&R Logistics Holdings Inc	(6) (9)	First Lien Term Loan	S + 6.50%	8.62%	5/3/2025	4,435	4,406	4,435	1.0%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	8.62%	5/3/2025	262	260	262	0.1%
A&R Logistics Holdings, Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	8.29%	5/3/2025	908	902	902	0.2%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	8.62%	5/3/2025	184	182	184	—%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 5.00%	7.29%	12/30/2026	1,142	1,133	1,126	0.3%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	11.29%	6/30/2027	9,834	9,666	9,932	2.3%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	L + 9.00%	11.29%	6/30/2027	907	—	9	—%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.25%	7.19%	3/19/2027	2,824	2,738	2,775	0.6%
Wittichen Supply		Subordinated Debt	N/A	9.50% (Cash) 1.50% (PIK)	7/31/2028	4,214	4,142	4,259	1.0%
Wittichen Supply		First Lien Term Loan	N/A	9.50% (Cash) 1.50% (PIK)	7/30/2029	1,693	1,661	1,661	0.4%
Wittichen Supply	(11)	First Lien Term Loan	N/A	9.00% (Cash) 1.00% (PIK)	7/30/2028	3,360	—	(102)	—%
Wittichen Supply		First Lien Term Loan	N/A	9.00% (Cash) 1.00% (PIK)	7/30/2028	3,461	3,393	3,355	0.8%
Wittichen Supply	(11)	First Lien Term Loan	S + 4.50%	6.62%	7/30/2028	2,482	(24)	(23)	—%
Wittichen Supply	(11)	First Lien Term Loan	S + 4.50%	6.62%	7/31/2028	2,311	—	25	—%
Wittichen Supply	(6)	First Lien Term Loan	S + 4.50%	6.62%	7/30/2027	5,005	4,957	4,958	1.2%
Total Transportation: Cargo							33,416	33,758	7.9%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,183	2,158	2,174	0.5%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	938	(8)	(4)	—%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.50%	7.79%	9/16/2026	1,956	1,933	1,837	0.4%
Warrior Acquisition Inc (Delayed Draw)	(11)	First Lien Term Loan	L + 5.50%	7.79%	9/16/2026	622	—	(38)	—%
Total Utilities: Electric							4,083	3,969	0.9%

Wholesale
Go Engineer	(6) (9) (13)	First Lien Term Loan	L + 5.50%	7.79%	12/21/2027	11,749	11,641	11,583	2.7%
Go Engineer	(9) (11)	First Lien Term Loan	L + 5.50%	7.79%	12/21/2027	3,191	(29)	(45)	—%
Total Wholesale							11,612	11,538	2.7%

Total Debt Investments							982,226	966,588	227.1%

Equity Investments
Automotive
Covercraft	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	1	768	947	0.2%
S&S Truck Parts	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	378	367	0.1%
Total Automotive							1,146	1,314	0.3%

Capital Equipment
Crete Mechanical Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	230	230	0.1%
Repipe Specialists	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	239	241	0.1%
Total Capital Equipment							469	471	0.2%

Construction & Building
Erie Construction	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	166	511	0.1%
Total Construction & Building							166	511	0.1%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Non-durable
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	98	101	—%
FoodScience	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	5	5	—	—%
Total Consumer Goods: Non-durable							103	101	—%

Containers, Packaging & Glass
Specialized Packaging Group	(7) (8) (10) (14)	Limited Partnership Interest	N/A	—%	N/A	148	148	108	—%
Total Containers, Packaging & Glass							148	108	—%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	8	645	521	0.1%
Total Healthcare & Pharmaceuticals							645	521	0.1%

High Tech Industries
Solve Industrial Motion Group	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	—	313	356	0.1%
Total High Tech Industries							313	356	0.1%

Sovereign & Public Finance
LMI Renaissance	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	634	634	634	0.1%
Total Sovereign & Public Finance							634	634	0.1%

Services: Business
Career Now	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	6	624	616	0.1%
E78	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	1	523	632	0.2%
Hasa Inc	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	6	645	1,181	0.3%
Total Services: Business							1,792	2,429	0.6%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	671	332	1,722	0.4%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wittichen Supply	(8) (14)	Limited Partnership Interest	N/A	—%	N/A	2	1,911	2,954	0.7%
Total Transportation: Cargo							2,243	4,676	1.1%

Total Equity Investments							7,659	11,121	2.6%
Cash equivalents	(12)						21,444	21,444	5.0%
Total Investments							$1,011,329	$999,153	234.7%

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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at June 30, 2022. As of June 30, 2022, effective rates for 1M L, 3M L, 6M L and 12M L are 1.79%, 2.29%, 2.94% and 3.62% respectively. As of June 30, 2022, rate for 1M S, 3M S and 6M S ("SOFR") are 1.69%, 2.12% and 2.63% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $425,773 as of June 30, 2022.
(6)Denotes that all or a portion of the assets are owned by CLO-I (as defined in the Notes), which serve as collateral for the 2022 Debt (as defined in the Notes). See Note 5 "Secured Debt.
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group is Canada.
(8)Security acquired in transaction     exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2022, the Company held sixteen restricted securities with an aggregate fair value of $11,121, or 2.6% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, October 22, 2021 and February 9, 2022, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, Covercraft - August 20, 2021, E78 - December 1, 2021, S&S Truck Parts - March 31, 2022, Repipe Specialists - March 31, 2022, Crete Mechanical Group - May 19, 2022 and LMI Renaissance - June 30, 2022.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 1.0% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Cash equivalents balance represents amounts held in an interest-bearing money market fund issued by U.S. Bank National Association.
(13)Denotes that all or a portion of the assets are owned by SPV II and SPV III (each as defined in the Notes). SPV II has entered into a senior secured revolving credit facility (the “SMBC Financing Facility”). The lenders of the SMBC Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to creditors of the Company. SPV III has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of SPV III. Accordingly, such assets are not available to creditors of the Company.
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
(6)Denotes that all or a portion of the assets are owned by CLO-I (as defined in the Notes). CLO-I has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of CLO-I. Accordingly, such assets are not available to creditors of the Company.
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
On December 31, 2019, immediately prior to the BDC election, the Company’s wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”) merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), leaving SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity have become the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. The Predecessor Entity and SPV I were entities under common control prior to the Merger. On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). See Note 5, Secured Debt. The Company has consolidated its investments in CLO-I, in accordance with its consolidation policy discussed in Note 2.
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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and has not yet commenced operations. SPV II and SPV III primarily invest in Senior Loans. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The Company held its final closing of the Follow-on Offering on June 15, 2022. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV III based on the terms of the Wells Fargo Financing Facility (as defined below) (refer to Note 5). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.

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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2022 and December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2022, the fair value of the loans in the portfolio with PIK income provisions was $37,453, which represents approximately 3.83% of total investments at fair value. As of December 31, 2021, the fair value of the loans in the portfolio with PIK income provisions was $24,660, which represents approximately 3.19% of total investments at fair value. For the three and six months ended June 30, 2022, the Company earned $186 and $328, respectively, in PIK income provisions. For the three and six months ended June 30, 2021, the Company earned $21 and $40, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2022, the Company did not earn any dividend income on its equity investments. For the three and six months ended June 30, 2021, the Company earned $0 and $213, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2022, the Company earned other income of $392 and $605, respectively, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2021, the Company earned other income of $107 and $193, respectively, primarily related to prepayment and amendment fees.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the six months ended June 30, 2022 and 2021, the Company incurred offering costs of $34 and $35, respectively.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2022, the Company did not incur any excise tax expense. For the three and six months ended June 30, 2021, the Company did not incur any excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements, including the credit agreements relating to certain credit facilities (refer to Note 5), include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended June 30, 2022. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
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
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy:

As of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$26,946	$837,984	$864,930
Subordinated Debt	—	—	101,658	101,658
Equity Investments	—	—	11,121	11,121
Cash Equivalents	21,444	—	—	21,444
Total	$21,444	$26,946	$950,763	$999,153

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$5,456	$677,380	$682,836
Subordinated Debt	—	8,043	74,001	82,044
Equity Investments	—	—	8,133	8,133
Cash Equivalents	34,691	—	—	34,691
Total	$34,691	$13,499	$759,514	$807,704

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2022	$702,224	$98,199	$9,595	$810,018
Purchase of investments	180,484	4,069	1,050	185,603
Proceeds from principal repayments and sales of investments	(24,202)	—	—	(24,202)
Payment-in-kind interest	109	70	—	179
Amortization of premium/accretion of discount, net	300	62	—	362
Net realized gain (loss) on investments	55	—	—	55
Net change in unrealized appreciation (depreciation) on investments	(10,627)	(742)	476	(10,893)
Transfers out of Level 3 (1)	(20,247)	—	—	(20,247)
Transfers to Level 3 (1)	9,888	—	—	9,888
Balance as of June 30, 2022	$837,984	$101,658	$11,121	$950,763

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(10,584)	$(742)	$476	$(10,850)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2021	$677,380	$74,001	$8,133	$759,514
Purchase of investments	215,637	20,068	1,707	237,412
Proceeds from principal repayments and sales of investments	(29,592)	—	—	(29,592)
Payment-in-kind interest	190	122	—	312
Amortization of premium/accretion of discount, net	724	141	—	865
Net realized gain (loss) on investments	91	—	—	91
Net change in unrealized appreciation (depreciation) on investments	(13,209)	(717)	1,281	(12,645)
Transfers out of Level 3 (1)	(13,237)	—	—	(13,237)
Transfers to Level 3 (1)	—	8,043	—	8,043
Balance as of June 30, 2022	$837,984	$101,658	$11,121	$950,763

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2022	$(13,142)	$(717)	$1,281	$(12,578)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2022, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

For the three and six months ended June 30, 2022, there were two investments that transferred out of Level 3 to Level 2 and one investment that transferred out of Level 2 to Level 3. For the three and six months ended June 30, 2021, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2022 and December 31, 2021 were as follows:

Investment Type	Fair Value at June 30, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$685,920	Yield Method	Implied Discount Rate	8.0%	14.1%	9.7%
First Lien Term Loans	152,066	Recent Transactions	Transaction Price	98.0	100.0	98.9
Subordinated Debt	98,917	Yield Method	Implied Discount Rate	10.4%	13.7%	12.0%
Subordinated Debt	2,739	Recent Transactions	Transaction Price	98.0	98.0	98.0
Equity	10,257	Enterprise Value	EBITDA Multiple	7.3	18.3	8.8
Equity	864	Recent Transactions	Transaction Price	1.0	10000.0	1.4
Total	$950,763

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Investment Type	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$539,291	Yield Method	Implied Discount Rate	5.6%	12.7%	7.1%
First Lien Term Loans	138,089	Recent Transactions	Transaction Price	86.1	99.6	98.7
Subordinated Debt	74,001	Yield Method	Implied Discount Rate	6.6%	13.2%	10.9%
Equity	7,812	Enterprise Value	EBITDA Multiple	6.0	14.0	10.5
Equity	321	Recent Transactions	Transaction Price	100.0	100.0	100.0
Total	$759,514
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2022, base management fees were $1,732 and $3,252, respectively. For the three and six months ended June 30, 2021, base management fees were $863 and $1,560, respectively. As of June 30, 2022 and December 31, 2021, $1,732 and $1,376, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of June 30, 2022 and December 31, 2021, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Administration Agreement
On December 31, 2019, the Company entered into the Administration Agreement, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Trust Company, National Association (as successor in interest to U.S Bank National Association), provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three and six months ended June 30, 2022, the Company incurred $189 and $405, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2021, the Company incurred $127 and $255, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2022 and December 31, 2021, fees of $462 and $418, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
June 30, 2022	54	—	54	June 30, 2025
Total	$2,776	$—	$2,776
The cumulative amount of expense payments by the Adviser as of June 30, 2022 and December 31, 2021, are $2,776 and $2,651, respectively.
For the three and six months ended June 30, 2022, the Company received $43 and $94, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses. For the three and six months ended June 30, 2021, the Company received $153 and $333, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors’ Fees
The Company’s Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2022, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2021, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2022 and December 31, 2021, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2022 and December 31, 2021, asset coverage was 172.5% and 191.2%, respectively. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective credit facility agreements.
Wells Fargo Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175,000 variable funding note ("Wells Fargo Financing Facility"). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I and the Company serves as the collateral management (the "Wells Fargo Financing Facility Agreement").
The Wells Fargo Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022 extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus SOFR, among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the term debt securitization (discussed further below), the maximum facility amount available was reduced to $275,000 from $350,000 and SPV III began borrowing on the Wells Fargo Financing Facility.
The Wells Fargo Financing Facility, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of June 30, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
CLO-I and SPV III, beginning May 5, 2022, have pledged their assets to the collateral agent to secure its obligations under the Wells Fargo Financing Facility. Each of the Company, CLO-I, and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility”) with SMBC, as the administrative agent, the collateral agent and the lender.
The SMBC Financing Facility Agreement was amended on December 31, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225,000 to $300,000 (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of June 30, 2022 and December 31, 2021, the SMBC Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.15%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SMBC Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

CLO-I
On May 20, 2022 (the “Closing Date”), the Company completed a $448,325 term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly-owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199,000 of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bear interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2022 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization. The 2022 Notes are due on April 20, 2034. The 2022 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on April 20, 2034.
The 2022 Debt is the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt has not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.
The Company serves as collateral manager to CLO-I under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
Summary of Secured Debt

The fair value of the Company's debt obligations, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities and CLO-I, other than investments at fair value, approximate fair value due to their short maturities. The Company's debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	CLO -I	Total
Total Commitment	$275,000	$50,000	$300,000	$342,000	$967,000
Amount Outstanding (1)	39,000	—	206,647	342,000	587,647
Unused Portion (2)	236,000	50,000	93,353	—	379,353
Amount Available (3)	228,326	50,000	87,255	—	365,581
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	December 31, 2021
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	Total
Total Commitment	$275,000	$50,000	$225,000	$550,000
Amount Outstanding (1)	231,600	34,000	144,447	410,047
Unused Portion (2)	43,400	16,000	80,553	139,953
Amount Available (3)	7,951	16,000	62,144	86,095
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2022	2021
Interest expense	$3,737	$1,683
Unused fees	104	377
Amortization of deferred financing costs (1)	396	310
Total interest and debt financing expenses	$4,237	$2,370
Average interest rate (2)	3.0%	3.2%
Average daily borrowings	$513,556	$258,998
_______________
(1)For the three months ended June 30, 2022 and 2021, $0 and $95 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes interest expense and unused fees.

	Six Months Ended June 30,
	2022	2021
Interest expense	$6,381	$2,939
Unused fees	255	990
Amortization of deferred financing costs (1)	622	608
Total interest and debt financing expenses	$7,258	$4,537
Average interest rate (2)	2.9%	3.5%
Average daily borrowings	$467,818	$228,266
_______________
(1)For the six months ended June 30, 2022 and 2021, $0 and $189 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement, respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2022 and December 31, 2021:

	Payments Due by Period
As of June 30, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$39,000	$—	$—	$39,000	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	206,647	—	—	206,647	—
CLO-I	$342,000	$—	$—	$—	$342,000
Total debt obligations	$587,647	$—	$—	$245,647	$342,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SMBC Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2022 and December 31, 2021 for any such exposure.
As of June 30, 2022 and December 31, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	June 30, 2022	December 31, 2021
Affinity Hospice	$3,810	$3,810
Anne Arundel	986	954
Argano, LLC	12	1,041
Arotech	3,057	3,057
B2B Packaging	2,237	2,335
BCM One	70	1,858
Blackbird Purchaser, Inc.	2,709	3,819
Bounteous	4,467	4,467
Bullhorn, Inc.	663	1,300
BusinesSolver	2,121	2,121
Cadmus	1,392	1,667
Classic Collision	2,458	2,964
Coding Solutions Acquisitions	1,967	—
Collision Right	1,184	—
Covercraft	4,386	4,386
Crete Mechanical Group	8,579	—
CrossCountry Consulting	3,320	—
Diligent Corporation	—	394
E78	3,560	4,286
Elevation Labs	3,125	—
Eliassen Group LLC	2,778	—
Evergreen Services Group	2,883	—
Forefront Dermatology	848	—
Genesee Scientific	2,027	2,027
GHR Healthcare	1,998	3,458
Go Engineer	3,191	3,191
Heartland Home Services	—	2,788
Infobase Acquisition, Inc.	721	—
JEGS Automotive	930	930
Liberty Buyer	748	—
LMI Renaissance	15	—
NJEye LLC	1,373	2,277
PromptCare	2,737	2,786
Repipe Specialists	900	—
Revalize	1,592	1,627
Risk Strategies	15,000	—
S&S Truck Parts	1,457	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Scaled Agile	1,923	1,923
Sciens Building Solutions, LLC	3,762	4,950
SEKO Global Logistics	907	907
SM Wellness Holdings, Inc.	—	277
Smile Brands	1,959	1,959
Solve Industrial Motion Group	—	264
Spectrio II	3,380	3,823
Technical Safety Services	3,125	—
The Facilities Group	2,169	2,514
Tinuiti	4,028	11,576
TPC Wire & Cable	938	938
Trilon	7,500	—
Vensure Employer Services	564	3,545
Vital Records Control	323	406
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	318
Wittichen Supply	8,153	2,311
World Insurance Associates	7,942	—
Total unfunded commitments	$136,914	$93,876
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2022, the Company had cash and cash equivalents of $32,963, available borrowings under its credit facilities of $365,581 and undrawn capital commitments of $469,798.
7. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share. On December 19, 2019, the Company issued its initial 50 shares to TIAA in connection with the formation of the Company. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of common stock of the Company, and the Predecessor Entity's ordinary shares were dissolved at the time of the Merger.
In connection with the Initial Fundraising Period, the Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The Company held its final closing of the Follow-on Offering on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of June 30, 2022, the Company had received capital commitments totaling $905,178 ($469,798 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of June 30, 2022, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through June 30, 2022:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
June 30, 2022	June 30, 2022	July 12, 2022	45,462
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.39	$18.74
Net investment income (1)	0.88	0.70
Net realized gain (loss) (1)	0.01	—
Net change in unrealized appreciation (depreciation) (1)	(0.70)	0.26
Net increase (decrease) in net assets resulting from operations (1)	0.19	0.96
Shareholder distributions from income (2)	(0.84)	(0.61)
Other (3)	0.02	(0.02)
Net asset value at end of period	$18.76	$19.07

Net assets at end of period	$425,773	$230,462
Shares outstanding at end of period (1)	22,691,144	12,083,747
Total return (4)	1.00%	5.09%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	5.94%	7.76%
Ratio of net investment income to average net assets (5)	9.45%	7.05%
Portfolio turnover rate (7)	3.46%	11.78%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 5.97% and 7.94%, for the six months ended June 30, 2022 and 2021, respectively, on an annualized basis, excluding the effect of expense support which represented (0.03)% and (0.18)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2022 and 2021 was 3.65% and 4.89%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2022, except as discussed below.
On July 18, 2022, the Company delivered a drawdown notice to its shareholders relating to the issuance of 2,652,775 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of approximately $50,000. The shares were issued on August 1, 2022.

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
On December 31, 2019, immediately prior to the BDC election, our wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”), merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), leaving SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and as a result, the historical books and records of the Predecessor Entity became the books and records of the surviving entity. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). We have consolidated the investments held in CLO-I, in accordance with our consolidation policy.
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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC (“SPV III”) are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and has not yet commenced operations. SPV II and SPV III primarily invest in Senior Loans. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation.

We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (the "Initial Closing"). We held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The final closing of the Follow-on Offering was held on June 15, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
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
Our portfolio and investment activity for the three and six months ended June 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021
Investments:
Total investments, beginning of period	$827,955	$409,335
Purchase of investments	185,602	128,740
Proceeds from principal repayments and sales of investments	(24,279)	(35,221)
Payment-in-kind interest	179	(7)
Amortization of premium/accretion of discount, net	372	265
Net realized gain (loss) on investments	56	(58)
Total investments, end of period	$989,885	$503,054

Portfolio companies at beginning of period	103	67
Number of new portfolio companies	19	13
Number of exited portfolio companies	(1)	(6)
Portfolio companies at end of period	121	74

	Six Months Ended June 30,
	2022	2021
Investments:
Total investments, beginning of period	$770,298	$338,738
Purchase of investments	248,039	212,672
Proceeds from principal repayments and sales of investments	(29,746)	(48,873)
Payment-in-kind interest	312	10
Amortization of premium/accretion of discount, net	890	470
Net realized gain (loss) on investments	92	37
Total investments, end of period	$989,885	$503,054

Portfolio companies at beginning of period	96	61
Number of new portfolio companies	26	21
Number of exited portfolio companies	(1)	(8)
Portfolio companies at end of period	121	74

As of June 30, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$880,551	$864,930	88.46%	$683,004	$682,836	88.33%
Subordinated Debt	101,675	101,658	10.40%	81,344	82,044	10.61%
Equity Investments	7,659	11,121	1.14%	5,950	8,133	1.05%
Total	$989,885	$977,709	100.00%	$770,298	$773,013	100.00%
Largest portfolio company investment	$17,808	$17,483	1.79%	$17,709	$17,881	2.31%
Average portfolio company investment	$8,181	$8,080	0.83%	$8,024	$8,052	1.04%

The industry composition of our portfolio as a percentage of fair value as of June 30, 2022 and December 31, 2021 was as follows:

Industry	June 30, 2022	December 31, 2021
Aerospace & Defense	3.4%	4.2%
Automotive	7.2%	4.4%
Banking, Finance, Insurance, Real Estate	4.4%	3.6%
Beverage, Food & Tobacco	6.8%	7.8%
Capital Equipment	4.2%	3.5%
Chemicals, Plastics, & Rubber	4.0%	3.9%
Construction & Building	2.2%	2.7%
Consumer Goods: Durable	2.0%	2.7%
Consumer Goods: Non-durable	4.9%	5.4%
Containers, Packaging & Glass	4.1%	4.3%
Environmental Industries	1.1%	1.4%
Healthcare & Pharmaceuticals	8.3%	8.4%
High Tech Industries	9.0%	10.2%
Media: Advertising, Printing & Publishing	1.1%	0.4%
Media: Diversified & Production	1.7%	1.8%
Retail	0.6%	0.8%
Services: Business	22.0%	21.7%
Services: Consumer	2.7%	1.5%
Sovereign & Public Finance	0.1%	—%
Telecommunications	4.7%	5.7%
Transportation: Cargo	3.9%	3.6%
Utilities: Electric	0.4%	0.5%
Wholesale	1.2%	1.5%
Total	100.0%	100.0%
The weighted average yields of our investments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	7.91%	6.72%
Weighted average yield on debt and income producing investments, at fair value	8.04%	6.71%
Percentage of debt investments bearing a floating rate	95.63%	97.45%
Percentage of debt investments bearing a fixed rate	4.37%	2.55%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from increased inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine and U.S. and China relations), and the uncertain economic outlook for the United States and the rest of the world, which could include a recession. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment, may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation.

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
The Sub-Adviser monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our debt investment portfolio. Based on current market conditions, we also have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	10,915	1.1	1	—	—	—
4	876,351	89.6	107	727,316	94.0	87
5	53,630	5.5	9	36,719	4.8	7
6	36,813	3.8	4	8,978	1.2	2
7	—	—	—	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$977,709	100.0%	121	$773,013	100.0%	96
As of June 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.
Results of Operations
Operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2022	2021
Investment Income
Interest income	$15,883	$7,433
Payment-in-kind interest income	186	21
Other income	392	107
Total investment income	16,461	7,561
Expenses
Interest and debt financing expenses	4,237	2,370
Management fees	1,732	863
Professional fees	264	295
Directors' fees	95	95
Administration fees	189	127
Other general and administrative expenses	254	136
Total expenses before expense support	6,771	3,886
Expense support	(43)	(153)
Net expenses after expense support	6,728	3,733
Net investment income	$9,733	$3,828
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$56	$(58)
Net change in unrealized gains (losses)	(12,509)	1,633
Total net realized and change in unrealized gains (losses)	(12,453)	1,575
Net increase (decrease) in net assets resulting from operations	$(2,720)	$5,403

	Six Months Ended June 30,
	2022	2021
Investment Income
Interest income	$29,667	$13,315
Payment-in-kind interest income	328	40
Dividend income	—	213
Other income	605	193
Total investment income	30,600	13,761
Expenses
Interest and debt financing expenses	7,258	4,537
Management fees	3,252	1,560
Professional fees	445	617
Directors' fees	191	191
Administration fees	405	255
Other general and administrative expenses	313	213
Total expenses before expense support	11,864	7,373
Expense support	(94)	(333)
Net expenses after expense support	11,770	7,040
Net investment income	$18,830	$6,721
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$92	$37
Net change in unrealized gains (losses)	(14,891)	2,541
Total net realized and change in unrealized gains (losses)	(14,799)	2,578
Net increase (decrease) in net assets resulting from operations	$4,031	$9,299
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $16.5 million and $30.6 million for the three and six months ended June 30, 2022, respectively, from $7.6 million and $13.8 million for the comparable periods in the prior year, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we continue to draw on our undrawn capital commitments of $469.8 million and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $6.8 million and $11.9 million for the three and six months ended June 30, 2022, respectively, from $3.9 million $7.4 million for the three and six months ended June 30, 2021. The increase in interest and debt financing expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily driven by increased draws under the Financing Facilities (as defined below) due to the increased deployment of capital for investment purchases. The increase in management fees to $1.7 million and $3.3 million for the three and six months ended June 30, 2022 from $0.9 million and $1.6 million the comparable periods in 2021 was driven by increases in deployed capital.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $56 thousand for the three months ended June 30, 2022 compared to a realized loss of $(58) thousand for the three months ended June 30, 2021. For the six months ended June 30, 2022, we had a net realized gain on investments of $92 thousand compared to a net realized gain of $37 thousand for the six months ended June 30, 2021.
We recorded a net change in unrealized depreciation of $(12.5) million for the three months ended June 30, 2022, compared to net unrealized appreciation of $1.6 million for the three months ended June 30, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized depreciation of $(14.9) million for the six months ended June 30, 2022, compared to net unrealized appreciation of $2.5 million for the six months ended June 30, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three and six months ended June 30, 2022, was primarily related to the economic uncertainty created by both macroeconomic and geopolitical issues in the financial markets, which negatively impacted the valuation of our portfolio investments primarily through the widening of credit spreads.

Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our Financing Facilities and Subscription Facility (each as defined below). Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve and based on current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares. This “ Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 172.5% and 191.2%, respectively.
Cash and restricted cash as of June 30, 2022, taken together with our uncalled capital commitments of $469.8 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2022, we had $228.3 million available under our Wells Fargo Financing Facility (as defined below), $50.0 million available under our Subscription Facility (as defined below) and $87.3 million available under our SMBC Financing Facility (as defined below).
For the six months ended June 30, 2022, our cash and cash equivalents balance decreased by $2.2 million. During that period, $226.9 million was used in operating activities, primarily due to investment purchases of $248.0 million, offset by $29.7 million in repayments and sales of investments in portfolio companies. During the same period, $224.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $65.0 million, proceeds from secured borrowings of $544.6 million, and repayments of secured borrowings of $367.0 million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one Preference Shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of June 30, 2022, TIAA owned 3,671,631 shares of our common stock.

On March 13, 2020, we held our Initial Closing in connection with the Initial Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The final closing of the Follow-on Offering was held on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of June 30, 2022, we had received capital commitments totaling $905.2 million ($469.8 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to June 30, 2022 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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

The following table summarizes the dividends declared from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through June 30, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
June 30, 2022	June 30, 2022	July 12, 2022	45,462
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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

Wells Fargo Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note (“Wells Fargo Financing Facility”). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I and the Company services as the collateral manager (the “Wells Fargo Financing Facility Agreement”). See Note 5 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our debt.
The Wells Fargo Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022 extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus the Secured Overnight Financing Rate (“SOFR”), among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount.
The Wells Fargo Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022 extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus SOFR, among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount.
On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the term debt securitization (discussed further below), the maximum facility amount available was reduced to $275,000 from $350,000 and SPV III began borrowing on the Wells Fargo Financing Facility.
The Wells Fargo Financing Facility, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of June 30, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
CLO-I and SPV III, beginning May 5, 2022, have pledged all of its assets to the collateral agent to secure its obligations under the Wells Fargo Financing Facility. Each of the Company, CLO-I, and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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

SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and, together with the Wells Fargo Financing Facility (the "Financing Facilities") with SMBC, as the administrative agent, the collateral agent and the lender.
The SMBC Financing Facility Agreement was amended on December 31, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225,000 to $300,000 (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is an annual commitment fee and an unused commitment fee per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of June 30, 2022 and December 31, 2021, the SMBC Financing Facility bore interest at one-month LIBOR plus 2.15% and 2.15%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SMBC Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.
CLO-I
On May 20, 2022 (the “Closing Date”), the Company completed a $448,325 term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly-owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199,000 of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bear interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2022 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization. The 2022 Notes are due on April 20, 2034. The 2022 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on April 20, 2034.
The 2022 Debt is the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt has not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.
The Company serves as collateral manager to CLO-I under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$39,000	$—	$—	$39,000	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	206,647	—	—	206,647	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$587,647	$—	$—	$245,647	$342,000

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on April 15, 2022, the Company filed an application to amend the Order (the “Application”), to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.

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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
June 30, 2022	54	—	54	June 30, 2025
Total	$2,776	$—	$2,776

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

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
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have elected, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Recent Developments
On July 18, 2022, we delivered a drawdown notice to our shareholders relating to the issuance of 2,652,775 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of approximately $50 million. The shares were issued on August 1, 2022.

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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, have raised interest rates by an additional 2.00% and indicated that it would consider additional rate hikes in response to ongoing inflation concerns.
As of June 30, 2022, on a fair value basis, approximately 4.37% of our debt investments bear interest at a fixed rate and approximately 95.63% of our debt investments bear interest at a floating rate. As of June 30, 2022, 98.83% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of June 30, 2022. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of June 30, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(1,176)	$(729)	$(447)
Base Interest Rate	—	—	—
+100 Basis Points	4,706	2,914	1,792
+200 Basis Points	9,411	5,828	3,583
+300 Basis Points	14,117	8,742	5,375

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

As a result of the 2022 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Quarterly Report on Form 10-Q to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. CLO-I is an indirect, wholly-owned, consolidated subsidiary of the Company. In the 2022 Debt Securitization, institutional investors purchased certain notes issued by CLO-I in private placements.
The 2022 Notes and membership interests that we hold that were issued by CLO-I are subordinated obligations of CLO-I and we could be prevented from receiving cash from CLO-I.

The 2022 Notes that were issued by CLO-I and retained by us are the most junior class of notes issued by CLO-I, are subordinated in priority of payment to the other notes issued by CLO-I and will be subject to certain payment restrictions set forth in the indenture governing the 2022 Notes issued by CLO-I. Therefore, we only receive cash distributions on the 2022 Notes if CLO-I has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by C has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the 2022 Notes that we have retained at their redemption could be reduced. If CLO-I does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2022 Debt Securitization, cash would be diverted from the 2022 Notes that we hold to first pay the more senior notes issued by CLO-I in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with CLO-I or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
CLO-I is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by CLO-I have been paid in full on each payment date or upon maturity of such notes under the 2022 Debt Securitization documents. As the holder of the membership interests in CLO-I, we could receive distributions, if any, only to the extent that CLO-I makes distributions out of funds remaining after holders of all classes of notes issued by CLO-I have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from CLO-I, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.3	Articles of Amendment (2)

3.4	Bylaws (2)

3.5	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

10.1	Indenture and Security Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, trustee (3)

10.2	Collateral Management Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (3)

10.3
Class A-L Loan Agreement, dated May 20, 2022, by and among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture, and each of the Class A-L lenders party thereto (3)

10.4
Second Amendment to Loan and Servicing Agreement, dated as of June 29, 2022, by and among SPV II, as the borrower, the Company, as the servicer, SMBC, as the lender and the administrative agent, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the account bank and the collateral custodian (4)

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
(3)Previously filed on May 25, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on June 29, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: August 8, 2022