Form 10-Q
period 2022-09-30
Nuveen Churchill Direct Lending Corp.
filed 2022-11-10
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 10, 2022, the registrant had 25,457,353 shares of common stock, $0.01 par value, outstanding.

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
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the ongoing coronavirus (“COVID-19”) pandemic, including, without limitation:
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,121,164 and $770,298, respectively)	$1,103,064	$773,013
Cash and cash equivalents	37,514	35,186
Restricted cash	50	50
Due from adviser expense support (See Note 4)	2,843	2,651
Interest receivable	10,588	4,748
Receivable for investments sold	816	5,207
Prepaid expenses	54	64
Total assets	$1,154,929	$820,919

Liabilities
Secured borrowings (net of $6,048 and $3,682 deferred financing costs, respectively) (See Note 5)	$658,199	$406,365
Payable for investments purchased	15	25,744
Interest payable	7,744	2,073
Due to adviser expense support (See Note 4)	2,843	2,651
Management fees payable	2,000	1,376
Distributions payable	11,935	7,640
Directors’ fees payable	96	96
Accounts payable and accrued expenses	1,321	923
Total liabilities	$684,153	$446,868

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 25,389,260 and 19,293,813 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$254	$193
Paid-in-capital in excess of par value	487,306	370,426
Total distributable earnings (loss)	(16,784)	3,432
Total net assets	$470,776	$374,051

Total liabilities and net assets	$1,154,929	$820,919

Net asset value per share (See Note 8)	$18.54	$19.39

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$21,438	$9,647	$51,105	$22,962
Payment-in-kind interest income	216	28	544	68
Dividend income	130	—	130	213
Other income	816	254	1,421	447
Total investment income	22,600	9,929	53,200	23,690

Expenses:
Interest and debt financing expenses	7,301	2,478	14,559	7,015
Management fees (See Note 4)	2,000	1,114	5,252	2,674
Professional fees	296	290	741	907
Directors' fees	96	96	287	287
Administration fees (See Note 4)	210	181	615	436
Other general and administrative expenses	332	60	645	273
Total expenses before expense support	10,235	4,219	22,099	11,592
Expense support (See Note 4)	(55)	(134)	(149)	(467)
Net expenses after expense support	10,180	4,085	21,950	11,125
Net investment income	12,420	5,844	31,250	12,565

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(501)	356	(409)	393
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(5,924)	2,436	(20,815)	4,977
Total net realized and unrealized gain (loss) on investments	(6,425)	2,792	(21,224)	5,370

Net increase (decrease) in net assets resulting from operations	$5,995	$8,636	$10,026	$17,935

Per share data:
Net investment income per share - basic and diluted	$0.51	$0.41	$1.39	$1.12
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.24	$0.60	$0.45	$1.60
Weighted average common shares outstanding - basic and diluted	24,489,969	14,325,456	22,419,189	11,230,575

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,420	$5,844	$31,250	$12,565
Net realized gain (loss) on investments	(501)	356	(409)	393
Net change in unrealized appreciation (depreciation) on investments	(5,924)	2,436	(20,815)	4,977
Net increase (decrease) in net assets resulting from operations	5,995	8,636	10,026	17,935
Shareholder distributions:
Distributions declared from earnings (1)	(11,933)	(6,173)	(30,242)	(12,679)
Net increase (decrease) in net assets resulting from shareholder distributions	(11,933)	(6,173)	(30,242)	(12,679)
Capital share transactions:
Issuance of common shares, net	50,065	79,981	114,995	149,946
Reinvestment of shareholder distributions	876	58	1,946	121
Net increase (decrease) in net assets resulting from capital share transactions	50,941	80,039	116,941	150,067
Total increase (decrease) in net assets	45,003	82,502	96,725	155,323
Net assets, at beginning of period	425,773	230,462	374,051	157,641
Net assets, at end of period	$470,776	$312,964	$470,776	$312,964
_______________
(1)For the three and nine months ended September 30, 2022 and 2021, distributions declared from earnings were derived from net investment income.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,026	$17,935

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(385,140)	(417,621)
Proceeds from principal repayments and sales of investments	35,483	103,210
Payment-in-kind interest	(385)	(52)
Amortization of premium/accretion of discount, net	(1,233)	(713)
Net realized (gain) loss on investments	409	(393)
Net change in unrealized (appreciation) depreciation on investments	20,815	(4,977)
Amortization of deferred financing costs	970	640
Amortization of offering costs	(50)	(54)
Changes in operating assets and liabilities:
Due from adviser expense support	(192)	(206)
Interest receivable	(5,840)	(2,553)
Receivable for investments sold	4,391	(3,784)
Prepaid expenses	10	(1)
Other assets	—	100
Payable for investments purchased	(25,729)	458
Interest payable	5,671	638
Due to adviser expense support	192	206
Management fees payable	624	586
Accounts payable and accrued expenses	398	100
Net cash provided by (used in) operating activities	(339,580)	(306,481)

Cash flows from financing activities:
Proceeds from issuance of common shares	115,045	150,000
Shareholder distributions	(24,001)	(8,741)
Proceeds from secured borrowings	664,200	244,500
Repayments of secured borrowings	(410,000)	(76,535)
Payments of deferred financing costs	(3,336)	(178)
Net cash provided by (used in) financing activities	341,908	309,046

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	2,328	2,565
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,236	12,658
Cash and Cash Equivalents and Restricted Cash, end of period	$37,564	$15,223

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,918	$7,013

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$1,946	$121

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$37,514	$15,173
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$37,564	$15,223

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	9.75%	10/31/2025	$14,845	$14,731	$14,386	3.0%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	9.39%	10/22/2026	9,320	9,219	8,753	1.8%
Arotech (Delayed Draw)	(6) (11) (13)	First Lien Term Loan	L + 6.25%	10.00%	10/22/2026	3,510	435	240	0.1%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	8.84%	12/22/2026	7,369	7,287	7,026	1.5%
Valkyrie		Subordinated Debt	N/A	10.50% (Cash) 1.00%(PIK)	12/17/2028	2,801	2,746	2,772	0.6%
Total Aerospace & Defense							34,418	33,177	7.0%

Automotive
American Auto Auction Group	(6) (13) (15)	First Lien Term Loan	S + 5.00%	8.59%	12/30/2027	10,654	10,556	9,908	2.1%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.25%	9.48%	1/14/2026	7,027	5,728	5,547	1.2%
Classic Collision (Incremental)	(6) (13)	First Lien Term Loan	L + 5.75%	9.98%	1/14/2026	7,850	7,782	7,648	1.6%
Collision Right	(13)	First Lien Term Loan	S + 5.00%	8.59%	4/14/2028	4,170	4,139	4,086	0.9%
Collision Right (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	8.34%	4/14/2028	1,184	(10)	(24)	—%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	7,408	7,281	7,265	1.5%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	4,386	—	(85)	—%
JEGS Automotive	(6)	First Lien Term Loan	L + 5.75%	9.50%	12/22/2027	4,039	4,003	3,873	0.8%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 5.75%	9.50%	12/22/2027	930	—	(38)	—%
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.00%	8.59%	4/18/2028	14,925	14,785	14,568	3.1%
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 5.00%	8.59%	3/1/2029	6,945	6,879	6,968	1.5%
S&S Truck Parts	(13)	First Lien Term Loan	S + 5.00%	8.04%	3/1/2029	1,174	1,162	1,177	0.3%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	8.04%	3/1/2029	1,744	287	293	0.1%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	8.59%	3/1/2029	98	—	—	—%
Tailwind Randy's LLC	(6) (9)	First Lien Term Loan	S + 5.50%	9.09%	5/16/2025	3,225	3,212	3,225	0.7%
Tailwind Randy's LLC	(9) (13)	First Lien Term Loan	S + 5.50%	9.09%	5/16/2025	1,076	1,069	1,076	0.2%
Tailwind Randy's LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	9.09%	5/16/2025	4,957	4,918	4,957	1.0%
Tailwind Randy's LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.50%	9.25%	5/16/2025	655	652	655	0.1%
Total Automotive							72,443	71,099	15.1%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	L + 4.50%	8.25%	11/18/2026	6,006	5,968	5,868	1.2%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	7.54%	2/28/2025	3,860	3,879	3,767	0.8%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.75%	8.79%	5/11/2028	6,513	6,450	6,385	1.4%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	8.79%	5/11/2028	1,967	—	(39)	—%
Long Term Care Group	(6) (13)	First Lien Term Loan	L + 6.00%	9.14%	9/8/2027	6,671	6,613	6,581	1.4%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	S + 5.75%	9.74%	10/14/2028	7,200	(70)	(67)	—%
Risk Strategies (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	9.09%	10/30/2026	15,000	2,766	2,561	0.5%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	8.34%	3/26/2027	14,843	14,790	14,630	3.1%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	9.34%	4/1/2026	1,986	1,969	1,926	0.4%
World Insurance Associates	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	4/1/2026	5,005	1,228	1,076	0.2%
World Insurance Associates	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	4/1/2026	8,000	6,744	6,502	1.4%
Total Banking, Finance, Insurance, Real Estate							50,337	49,190	10.4%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC		Subordinated Debt	S + 7.75%	11.34%	8/30/2027	9,300	9,119	9,121	1.9%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 5.25%	9.00%	9/28/2027	9,925	9,840	9,800	2.1%
Dessert Holdings	(6)	Subordinated Debt	L + 7.25%	11.00%	6/8/2029	9,000	8,855	8,613	1.8%
GA Foods	(13)	First Lien Term Loan	L + 5.50%	9.25%	12/1/2026	14,813	14,683	11,943	2.5%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	10.75%	10/14/2026	14,700	14,492	14,700	3.1%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	7.64%	7/30/2025	2,888	2,865	2,628	0.6%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.50%	10.25%	8/13/2027	14,888	14,699	13,496	2.9%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	4/20/2027	3,298	3,272	3,216	0.7%
Watermill Express, LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	9.50%	4/20/2027	318	—	(8)	—%
Total Beverage, Food & Tobacco							77,825	73,509	15.6%

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	7.64%	4/8/2026	7,220	7,176	7,041	1.5%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	7.64%	4/8/2026	2,709	(23)	(67)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.25%	8.84%	5/19/2028	4,884	4,837	4,805	1.0%
Crete Mechanical Group (Delayed Draw)		First Lien Term Loan	S + 5.25%	8.84%	5/19/2028	2,882	2,882	2,835	0.6%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	8.84%	5/19/2028	7,211	4,017	3,900	0.8%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.14%	12/15/2026	6,550	6,500	6,550	1.4%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.14%	12/15/2026	2,604	2,604	2,604	0.6%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.14%	12/15/2026	5,679	5,655	5,679	1.2%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/18/2029	2,396	2,351	2,301	0.5%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/18/2029	900	—	(36)	—%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	11/1/2028	8,846	8,811	8,647	1.8%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	11/1/2028	1,082	1,071	1,057	0.2%
Total Capital Equipment							45,881	45,316	9.6%

Chemicals, Plastics, & Rubber
Ascensus		Subordinated Debt	L + 6.50%	10.25%	8/2/2029	9,000	8,929	8,578	1.8%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	7.39%	6/30/2028	9,856	9,689	9,510	2.0%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.25%	8.00%	12/29/2025	2,094	2,104	2,073	0.4%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	8.50%	5/8/2028	14,957	14,873	14,734	3.2%
Terra Firma		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	9/2/2027	4,114	4,037	4,073	0.9%
Total Chemicals, Plastics, & Rubber							39,632	38,968	8.3%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	7/30/2027	10,839	10,745	10,839	2.3%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	9.50%	12/15/2027	9,433	9,265	9,273	2.0%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	9.50%	12/15/2027	4,942	1,596	1,555	0.3%
Total Construction & Building							21,606	21,667	4.6%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	7.64%	6/30/2025	5,743	5,697	5,214	1.1%
Petmate	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	9/15/2028	9,925	9,836	9,293	2.0%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 5.00%	8.59%	9/7/2028	10,000	9,901	9,903	2.1%
Total Consumer Goods: Durable							25,434	24,410	5.2%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.75%	7.79%	9/10/2027	12,765	12,656	12,734	2.7%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	7.64%	9/11/2023	3,853	3,825	3,787	0.8%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	8.84%	6/30/2028	6,858	6,808	6,799	1.4%
Elevation Labs (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	8.84%	6/30/2028	3,125	(30)	(34)	—%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	3/1/2027	7,843	7,777	7,384	1.6%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	3/1/2027	6,986	6,926	6,577	1.4%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	9.50%	12/29/2026	7,369	7,341	7,369	1.6%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	9.50%	12/29/2026	2,543	2,521	2,543	0.5%
Ultima Health Holdings, LLC		Subordinated Debt	N/A	11.00% (Cash) 1.50%(PIK)	3/12/2029	1,700	1,666	1,666	0.4%
Total Consumer Goods: Non-durable							49,490	48,825	10.4%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	10.34%	10/7/2026	12,645	12,601	12,390	2.6%
B2B Packaging (Delayed Draw)	(13)	First Lien Term Loan	S + 6.75%	10.74%	10/7/2026	2,237	2,237	2,192	0.5%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	8.24%	5/5/2029	7,672	7,561	7,525	1.6%
Good2Grow	(6) (13)	First Lien Term Loan	L + 4.50%	8.25%	12/1/2027	9,950	9,862	9,809	2.1%
Oliver Packaging		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	1/6/2029	2,516	2,468	2,468	0.5%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	9.73%	12/17/2025	3,021	2,998	2,999	0.6%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	9.73%	12/17/2025	7,369	7,317	7,314	1.6%
Total Containers, Packaging & Glass							45,044	44,697	9.5%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	S + 5.25%	8.84%	9/14/2027	3,300	3,273	3,225	0.7%
Cadmus (Delayed Draw)	(11)	First Lien Term Loan	L + 5.25%	8.39%	9/14/2027	1,666	274	236	0.1%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(13)	First Lien Term Loan	S + 5.25%	8.29%	8/31/2028	6,715	6,649	6,650	1.4%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	8.89%	11/30/2027	4,934	4,891	4,812	1.0%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	9.50%	11/30/2027	5,007	3,446	3,322	0.7%
Total Environmental Industries							18,533	18,245	3.9%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	12/17/2027	6,144	6,073	5,939	1.2%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Affinity Hospice (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	8.50%	12/17/2027	3,810	—	(127)	—%
Anne Arundel	(11)	First Lien Term Loan	N/A	12.50% PIK	10/16/2026	2,377	2,290	2,205	0.4%
Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,814	1,739	0.4%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,291	1,182	0.2%
Forefront Dermatology	(6) (9) (13)	First Lien Term Loan	S + 4.25%	7.29%	4/2/2029	5,373	5,270	5,178	1.1%
Forefront Dermatology (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 4.25%	7.29%	4/2/2029	1,007	426	390	0.1%
Genesee Scientific	(6) (9)	First Lien Term Loan	L + 5.00%	8.75%	9/30/2027	6,035	5,983	5,930	1.3%
Genesee Scientific (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	9.25%	9/30/2027	2,027	—	(35)	—%
GHR Healthcare	(6) (9) (11) (13)	First Lien Term Loan	S + 4.75%	8.34%	12/9/2027	3,449	2,028	2,024	0.4%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 4.75%	8.34%	12/9/2027	6,483	6,425	6,476	1.4%
GHR Healthcare (Incremental)	(9) (13)	First Lien Term Loan	S + 5.25%	9.24%	12/9/2027	5,046	4,946	5,041	1.1%
Heartland Veterinary Partners LLC (Incremental)		Subordinated Debt	S + 7.50%	11.09%	12/10/2027	1,900	1,863	1,863	0.4%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(11)	Subordinated Debt	S + 7.50%	11.09%	12/10/2027	9,500	—	(184)	—%
InfuCare RX	(6) (13)	First Lien Term Loan	L + 4.50%	8.25%	1/4/2028	9,925	9,837	9,747	2.1%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	8.09%	8/20/2027	9,136	9,059	8,619	1.8%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.14%	9/1/2027	8,309	8,181	8,031	1.7%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	9.14%	9/1/2027	3,028	778	706	0.1%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.25%	9.00%	5/28/2027	7,778	7,712	7,529	1.6%
Sandlot Buyer, LLC (Prime Time Healthcare)	(13)	First Lien Term Loan	S + 6.00%	9.99%	9/19/2028	10,000	9,701	9,701	2.1%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	4/17/2028	14,585	14,471	14,181	3.0%
SM Wellness Holdings, Inc (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 4.75%	8.50%	4/17/2028	277	277	269	0.1%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	8.79%	8/22/2028	3,421	3,353	3,354	0.7%
Wellspring Pharmaceutical (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	8.79%	8/22/2028	1,579	(12)	(31)	—%
Total Healthcare & Pharmaceuticals							101,766	99,727	21.2%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	8.54%	6/10/2026	5,706	5,661	5,577	1.2%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	8.54%	6/10/2026	2,526	2,526	2,469	0.5%
Argano, LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	8.54%	6/10/2026	1,726	1,714	1,676	0.4%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	10.48%	8/4/2025	12,631	12,600	12,087	2.5%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	9.50%	8/4/2025	3,430	3,407	3,253	0.7%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	9.98%	8/4/2025	1,495	1,484	1,418	0.3%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	10.00%	8/4/2025	107	107	103	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	10.00%	8/4/2025	170	170	163	—%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	9.34%	4/14/2028	12,222	12,107	12,018	2.6%
Eliassen Group LLC	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	4/14/2028	2,778	410	370	0.1%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	5/31/2024	9,474	9,426	9,234	2.0%
Fineline Merger		Subordinated Debt	L + 8.75%	12.50%	8/22/2028	2,941	2,905	2,971	0.6%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.63%	9.22%	12/21/2027	11,720	11,614	11,310	2.4%
Go Engineer	(9)	First Lien Term Loan	S + 5.63%	8.67%	12/21/2027	3,191	3,163	3,080	0.7%
Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	9.09%	6/14/2028	4,386	4,343	4,327	0.9%
Infobase Acquisition, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	9.09%	6/14/2028	721	—	(10)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.50%	9.49%	8/8/2028	7,893	7,814	7,817	1.7%
ITSavvy LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	9.09%	8/8/2028	2,107	(21)	(20)	—%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	9.00%	1/23/2025	5,857	5,857	5,857	1.2%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.75%	7.89%	3/28/2025	3,295	3,282	3,222	0.7%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.50%	7.64%	10/21/2026	4,733	4,693	4,663	1.0%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.75%	9.50%	4/15/2027	4,297	4,284	4,052	0.9%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	L + 5.75%	9.50%	4/15/2027	1,100	1,095	1,041	0.2%
Revalize (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	9.50%	4/15/2027	1,593	(7)	(91)	—%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	9.75%	11/5/2026	9,333	9,245	8,219	1.7%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/28/2028	1,763	1,731	1,682	0.3%
Solve Industrial Motion Group (Delayed Draw)		Subordinated Debt	N/A	10.75%	6/28/2028	2,019	2,019	1,927	0.4%
Total High Tech Industries							111,629	108,415	23.0%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 4.50%	8.25%	12/10/2026	2,986	2,959	2,960	0.6%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 4.50%	7.64%	12/10/2026	1,951	1,949	1,934	0.4%
Tinuiti Inc (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 4.50%	8.25%	12/10/2026	9,978	5,950	5,864	1.3%
Total Media: Advertising, Printing & Publishing							10,858	10,758	2.3%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	7.64%	8/12/2027	2,924	2,899	2,847	0.6%
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	7.64%	8/12/2027	2,570	2,534	2,502	0.5%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.75%	12/9/2026	8,144	8,083	7,909	1.7%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.75%	12/9/2026	2,893	2,872	2,810	0.6%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	9.75%	12/9/2026	3,821	426	326	0.1%
Total Media: Diversified & Production							16,814	16,394	3.5%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	7.64%	12/15/2027	5,910	5,933	5,708	1.2%
Total Retail							5,933	5,708	1.2%

Services: Business
Big Truck Rental		Subordinated Debt	L + 8.00%	11.14%	9/23/2027	12,500	12,282	12,559	2.7%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	9.00%	8/2/2027	5,416	5,370	5,181	1.1%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	9.00%	8/2/2027	2,217	2,196	2,121	0.5%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.25%	9.00%	8/2/2027	2,803	2,780	2,682	0.6%
Bounteous (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	8.75%	8/2/2027	4,467	—	(193)	—%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	9.50%	9/30/2026	13,883	13,752	13,883	3.0%
Busines Solver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.75%	9.50%	12/1/2027	2,121	(9)	(57)	—%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.73%	12/1/2027	7,839	7,769	7,630	1.6%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	3/30/2027	3,039	2,987	2,987	0.6%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	9.25%	9/24/2026	2,325	2,308	2,312	0.5%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	8.64%	9/24/2026	312	310	311	0.1%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	9.25%	9/24/2026	213	212	212	—%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	9.34%	6/1/2029	8,278	8,117	7,952	1.7%
CrossCountry Consulting (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	6/1/2029	3,320	(32)	(131)	—%
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.25%	8.84%	9/16/2028	7,586	7,435	7,434	1.6%
D&H United Fueling Solutions	(11)	First Lien Term Loan	S + 5.25%	8.84%	9/16/2028	2,414	(24)	(48)	—%
E78	(6)	First Lien Term Loan	S + 5.50%	8.54%	12/1/2027	5,671	5,621	5,556	1.2%
E78	(13)	First Lien Term Loan	S + 5.50%	8.54%	12/1/2027	1,456	1,442	1,426	0.3%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	8.54%	12/1/2027	4,264	4,226	4,177	0.9%
E78 (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	8.54%	12/1/2027	3,560	—	(72)	—%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	9.59%	6/15/2029	12,117	11,882	11,850	2.5%
Evergreen Services Group (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	9.59%	6/15/2029	2,883	(28)	(64)	—%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.14%	9/21/2026	9,361	9,291	9,361	2.0%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	9.75%	9/21/2026	1,559	1,559	1,559	0.3%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	9.75%	9/21/2026	3,864	3,833	3,864	0.8%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% PIK	1/16/2026	2,489	2,457	2,499	0.5%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.50%	10.25%	12/17/2025	7,358	7,303	7,032	1.5%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.50%	10.25%	12/17/2025	7,387	7,283	7,060	1.5%
LSCS Holdings Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	8.25%	12/16/2028	9,925	9,880	9,553	2.0%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	10.00%	12/23/2026	9,925	9,837	9,705	2.1%
Output Services Group Inc		First Lien Term Loan	L + 6.00%	8.39% (Cash) + .75% (PIK)	3/27/2024	3,858	3,313	3,304	0.7%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	8.54%	8/22/2029	15,000	14,851	14,855	3.2%
Plaze		Subordinated Debt	L + 7.50%	10.64%	7/7/2028	15,000	14,606	14,324	3.0%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	S + 5.50%	9.09%	12/15/2028	8,037	7,961	7,892	1.7%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	9.09%	12/15/2028	1,923	—	(35)	—%
Smile Brands		Subordinated Debt	L + 8.50%	12.73%	4/13/2026	9,597	9,484	9,175	1.9%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	12.73%	4/13/2026	1,959	—	(86)	—%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	7.14%	3/31/2028	8,461	8,409	8,518	1.8%
Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	8.09%	6/22/2029	6,858	6,791	6,772	1.4%
Technical Safety Services (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	8.09%	6/22/2029	3,125	(30)	(39)	—%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.75%	9.34%	4/2/2029	10,000	9,903	9,633	2.0%
Trilon (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	8.79%	5/27/2029	7,500	3,075	2,930	0.6%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 5.75%	8.79%	5/27/2029	7,500	7,426	7,355	1.6%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	6/29/2027	3,973	3,923	3,854	0.8%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.50%	9.49%	6/29/2027	153	151	150	—%
Vital Records Control (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	9.25%	6/29/2027	668	663	648	0.1%
Vital Records Control (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	6/29/2027	185	24	23	—%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	8.00%	12/5/2024	3,868	3,854	3,840	0.8%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	7.39%	12/5/2024	6,136	6,097	6,092	1.3%
Total Services: Business							240,540	237,546	50.5%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	9.59%	8/16/2028	8,314	8,314	8,235	1.8%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	9.59%	8/16/2028	257	—	(2)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	9.59%	8/16/2028	1,714	—	(16)	—%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	9.59%	8/16/2028	1,714	—	(16)	—%
All My Sons	(6) (13)	First Lien Term Loan	L + 4.75%	8.98%	10/25/2028	5,333	5,285	5,247	1.1%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	S + 5.50%	9.09%	7/31/2025	5,000	—	(49)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Apex Services Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	9.09%	7/31/2025	5,000	4,951	4,951	1.1%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	8.84%	4/27/2029	10,000	9,890	9,481	2.0%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.75%	9.34%	6/9/2028	3,978	3,940	3,916	0.8%
Liberty Buyer (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	9.34%	6/9/2028	748	—	(12)	—%
NJEye LLC	(6)	First Lien Term Loan	S + 5.00%	8.99%	9/16/2024	5,382	5,360	5,235	1.1%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	9.23%	9/16/2024	705	705	686	0.1%
NJEye LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	8.74%	9/16/2024	2,275	1,341	1,289	0.3%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	L + 5.00%	8.75%	6/6/2025	2,536	2,532	2,383	0.5%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	L + 5.00%	8.75%	6/6/2025	220	219	207	—%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	9.00%	3/29/2025	3,892	3,892	3,617	0.8%
Total Services: Consumer							46,429	45,152	9.6%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	10.09%	7/18/2028	4,406	4,320	4,321	0.9%
Total Sovereign & Public Finance							4,320	4,321	0.9%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	7.64%	11/17/2027	6,154	6,154	5,908	1.3%
BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	7.64%	11/17/2027	1,849	1,780	1,706	0.4%
Corbett Technology Solutions, Inc. (CTSI") (Delayed Draw)"	(6) (10) (13)	First Lien Term Loan	L + 5.00%	8.75%	10/29/2027	4,096	4,096	3,997	0.9%
Corbett Technology Solutions, Inc. (CTSI")"	(6) (10) (13)	First Lien Term Loan	L + 5.00%	8.75%	10/29/2027	5,829	5,779	5,689	1.2%
Mobile Communications America Inc	(6)	First Lien Term Loan	S + 5.00%	8.59%	3/4/2025	3,866	3,873	3,775	0.8%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	S + 5.00%	8.59%	3/4/2025	685	683	671	0.1%
Mobile Communications America Inc (Incremental)	(6)	First Lien Term Loan	S + 5.00%	8.59%	3/4/2025	4,313	4,227	4,223	0.9%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	9.98%	4/16/2027	10,182	10,102	9,941	2.1%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 7.25%	10.00% (Cash) + 1.00% (PIK)	11/20/2025	6,738	6,699	6,334	1.3%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	9.25%	4/3/2028	7,587	7,520	7,128	1.5%
Total Telecommunications							50,913	49,372	10.5%

Transportation: Cargo
A&R Logistics Holdings, Inc	(6) (9)	First Lien Term Loan	S + 6.50%	10.09%	5/3/2025	4,424	4,396	4,424	0.9%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	10.09%	5/3/2025	261	259	261	0.1%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

A&R Logistics Holdings, Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	9.75%	5/3/2025	906	900	901	0.2%
A&R Logistics Holdings, Inc (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	10.09%	5/3/2025	183	182	183	—%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	12.75%	6/30/2027	5,805	5,712	5,805	1.2%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 5.00%	8.75%	12/30/2026	1,139	1,130	1,122	0.2%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	12.75%	6/30/2027	4,029	3,958	4,029	0.9%
SEKO Global Logistics (Delayed Draw)	(11)	Subordinated Debt	L + 9.00%	12.75%	6/30/2027	907	—	—	—%
SEKO Global Logistics (Incremental)	(13)	First Lien Term Loan	L + 5.00%	8.75%	12/30/2026	1,536	1,521	1,512	0.3%
SEKO Global Logistics (Incremental) (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	8.75%	12/30/2026	4,518	—	(71)	—%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.50%	8.73%	3/19/2027	2,816	2,735	2,772	0.6%
Total Transportation: Cargo							20,793	20,938	4.4%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	2/16/2028	2,184	2,160	2,136	0.4%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% PIK	2/16/2028	938	774	761	0.2%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	9.00%	9/15/2026	1,951	1,929	1,854	0.4%
Warrior Acquisition Inc (Delayed Draw)	(11)	First Lien Term Loan	L + 5.25%	9.00%	9/15/2026	622	—	(31)	—%
Total Utilities: Electric							4,863	4,720	1.0%

Wholesale
Wittichen Supply	(6)	First Lien Term Loan	S + 4.50%	8.09%	7/30/2027	5,005	4,958	4,888	1.0%
Wittichen Supply		Subordinated Debt	N/A	9.50% (Cash) 1.50% (PIK)	7/31/2028	4,214	4,143	4,258	0.9%
Wittichen Supply	(11)	First Lien Term Loan	S + 4.50%	8.09%	7/31/2028	2,482	(23)	(58)	—%
Wittichen Supply		First Lien Term Loan	N/A	9.00% (Cash) 1.00% (PIK)	7/31/2028	3,461	3,394	3,358	0.7%
Wittichen Supply	(11)	First Lien Term Loan	N/A	9.00% (Cash) 1.00% (PIK)	7/31/2028	3,360	—	(99)	—%
Wittichen Supply		First Lien Term Loan	N/A	9.50% (Cash) 1.50% (PIK)	7/30/2029	1,745	1,713	1,681	0.4%
Wittichen Supply	(11)	First Lien Term Loan	S + 4.50%	8.09%	7/31/2028	2,311	—	24	—%
Total Wholesale							14,185	14,052	3.0%

Total Debt Investments							1,109,686	1,086,206	230.7%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Automotive
Covercraft	(8) (14)	Equity Investments	N/A	N/A	N/A	1	768	924	0.2%
S&S Truck Parts	(8) (14)	Equity Investments	N/A	N/A	N/A	—	378	404	0.1%
S&S Truck Parts	(8) (14)	Equity Investments	N/A	N/A	N/A	79	79	79	—%
Total Automotive							1,225	1,407	0.3%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (14)	Equity Investments	N/A	N/A	N/A	15	1,860	1,860	0.4%
Total Beverage, Food & Tobacco							1,860	1,860	0.4%

Capital Equipment
Crete Mechanical Group	(8) (14)	Equity Investments	N/A	N/A	N/A	—	230	250	0.1%
Repipe Specialists	(8) (14)	Equity Investments	N/A	N/A	N/A	—	239	239	—%
Total Capital Equipment							469	489	0.1%

Construction & Building
Erie Construction	(8) (14)	Equity Investments	N/A	N/A	N/A	—	166	548	0.1%
Total Construction & Building							166	548	0.1%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Equity Investments	N/A	N/A	N/A	—	98	82	—%
FoodScience	(8) (14)	Equity Investments	N/A	N/A	N/A	5	5	—	—%
Ultima Health Holdings, LLC	(8) (14)	Preferred Units	N/A	N/A	N/A	—	170	170	0.1%
Total Consumer Goods: Non-durable							273	252	0.1%

Containers, Packaging & Glass
Oliver Packaging	(8) (14)	Class A Common Units	N/A	N/A	N/A	9	930	930	0.2%
Specialized Packaging Group	(7) (8) (10) (14)	Equity Investments	N/A	N/A	N/A	148	148	109	—%
Total Containers, Packaging & Glass							1,078	1,039	0.2%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Equity Investments	N/A	N/A	N/A	8	645	390	0.1%
Total Healthcare & Pharmaceuticals							645	390	0.1%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
(dollars in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
ITSavvy LLC	(8) (14)	Class A Common Units	N/A	N/A	N/A	1	522	522	0.1%
Solve Industrial Motion Group	(8) (14)	Equity Investments	N/A	N/A	N/A	—	313	341	0.1%
Total High Tech Industries							835	863	0.2%

Services: Business
Career Now	(8) (14)	Equity Investments	N/A	N/A	N/A	6	624	660	0.2%
E78	(8) (14)	Equity Investments	N/A	N/A	N/A	1	523	658	0.1%
Hasa Inc	(8) (14)	Equity Investments	N/A	N/A	N/A	6	645	1,391	0.3%
Total Services: Business							1,792	2,709	0.6%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (14)	Equity Investments	N/A	N/A	N/A	2	243	243	0.1%
Total Services: Consumer							243	243	0.1%

Sovereign & Public Finance
LMI Renaissance	(8) (14)	Limited Partnership Interest	N/A	N/A	N/A	649	649	649	0.1%
Total Sovereign & Public Finance							649	649	0.1%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Equity Investments	N/A	N/A	N/A	671	332	1,622	0.3%
Total Transportation: Cargo							332	1,622	0.3%

Wholesale
Wittichen Supply	(8) (14)	Equity Investments	N/A	N/A	N/A	2	1,911	4,787	1.0%
Total Wholesale							1,911	4,787	1.0%

Total Equity Investments							11,478	16,858	3.6%
Cash equivalents	(12)						19,579	19,579	4.2%
Total Investments and Cash Equivalents							$1,140,743	$1,122,643	238.5%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2022
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at September 30, 2022. As of September 30, 2022, effective rates for 1M L, 3M L, 6M L and 12M L are 3.14%, 3.75%,4.23% and 4.78% respectively. As of September 30, 2022, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.04%, 3.59%, 3.99%, and 4.27% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $470,776 as of September 30, 2022.
(6)Denotes that all or a portion of the assets are owned by CLO-I (as defined in the Notes), which serve as collateral for the 2022 Debt (as defined in the Notes). See Note 5 "Secured Debt".
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group is Canada. The principal place of business for Phaidon International is the United Kingdom. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under Section 55(a) of the 1940 Act.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2022, the Company held twenty-two restricted securities with an aggregate fair value of $16,858, or 3.6% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, October 22, 2021 and February 9, 2022, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, Covercraft - August 20, 2021, E78 - December 1, 2021, S&S Truck Parts - March 31, 2022 and August 1, 2022, Repipe Specialists - March 31, 2022, Crete Mechanical Group - May 19, 2022, LMI Renaissance - June 30, 2022, Oliver Packaging - July 12, 2022, Bardstown PPC Holdings LLC - July 13, 2022, ITSavy LLC - August 8, 2022, ADPD Holdings,LLC (a/k/a NearU) August 11, 2022 and Ultima Health Holdings LLC - September 12,2022 .
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 3.0% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Cash equivalents balance represents amounts held in interest-bearing money market funds issued by U.S. Bank National Association.
(13)Denotes that all or a portion of the assets are owned by SPV II and/or SPV III (each as defined in the Notes). SPV II has entered into a senior secured revolving credit facility (the “SMBC Financing Facility”). The lenders of the SMBC Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to other creditors of the Company. SPV III has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of SPV III. Accordingly, such assets are not available to other creditors of the Company.
(14)Equity investments are non-income producing securities unless otherwise noted.
(15)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.

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
iii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Board to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis), including a review of management’s preliminary valuation and recommendation of fair value;
iv.the audit committee of the Board (the "Audit Committee") reviews the valuations approved by the applicable investment team’s investment committee and, where appropriate, the independent valuation firms, and recommends those values to the Board; and
v.the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the applicable Investment Team or the respective independent valuation firms and, where appropriate, the Audit Committee.
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
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2022 and December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2022, the fair value of the loans in the portfolio with PIK income provisions was $49,848, which represents approximately 4.52% of total investments at fair value. As of December 31, 2021, the fair value of the loans in the portfolio with PIK income provisions was $24,660, which represents approximately 3.19% of total investments at fair value. For the three and nine months ended September 30, 2022, the Company earned $216 and $544, respectively, in PIK income provisions. For the three and nine months ended September 30, 2021, the Company earned $28 and $68, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2022, the Company earned $130 and $130, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2021, the Company earned $0 and $213, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2022, the Company earned other income of $816 and $1,421, respectively, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2021, the Company earned other income of $254 and $447, respectively, primarily related to prepayment and amendment fees.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the nine months ended September 30, 2022 and 2021, the Company incurred offering costs of $50 and $54, respectively.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2022, the Company did not incur any excise tax expense. For the three and nine months ended September 30, 2021, the Company did not incur any excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022. The Company continues to evaluate the impact that the amendments in this update will have on the Company’s consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. As of the date of this filing, the Board has not designated either of the Advisers to perform fair value determinations. The Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2022 and December 31, 2021, according to the fair value hierarchy:

As of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$15,122	$954,721	$969,843
Subordinated Debt	—	—	116,363	116,363
Equity Investments	—	—	16,858	16,858
Cash Equivalents	19,579	—	—	19,579
Total	$19,579	$15,122	$1,087,942	$1,122,643

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$5,456	$677,380	$682,836
Subordinated Debt	—	8,043	74,001	82,044
Equity Investments	—	—	8,133	8,133
Cash Equivalents	34,691	—	—	34,691
Total	$34,691	$13,499	$759,514	$807,704

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2022	$837,984	$101,658	$11,121	$950,763
Purchase of investments	117,395	15,888	3,818	137,101
Proceeds from principal repayments and sales of investments	(5,696)	—	—	(5,696)
Payment-in-kind interest	51	22	—	73
Amortization of premium/accretion of discount, net	287	51	—	338
Net realized gain (loss) on investments	(500)	—	—	(500)
Net change in unrealized appreciation (depreciation) on investments	(6,519)	(1,256)	1,919	(5,856)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (1)	11,719	—	—	11,719
Balance as of September 30, 2022	$954,721	$116,363	$16,858	$1,087,942

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2022	$(7,489)	$(1,256)	$1,920	$(6,825)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2021	$677,380	$74,001	$8,133	$759,514
Purchase of investments	333,030	35,956	5,527	374,513
Proceeds from principal repayments and sales of investments	(35,358)	—	—	(35,358)
Payment-in-kind interest	242	143	—	385
Amortization of premium/accretion of discount, net	1,022	192	—	1,214
Net realized gain (loss) on investments	(409)	—	—	(409)
Net change in unrealized appreciation (depreciation) on investments	(21,186)	(1,972)	3,198	(19,960)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (1)	—	8,043	—	8,043
Balance as of September 30, 2022	$954,721	$116,363	$16,858	$1,087,942

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2022	$(21,611)	$(2,029)	$3,232	$(20,408)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2022, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2021	$482,549	$16,773	$2,794	$502,116
Purchase of investments	138,697	62,784	3,468	204,949
Proceeds from principal repayments and sales of investments	(53,970)	—	(339)	(54,309)
Payment-in-kind interest	—	42	—	42
Amortization of premium/accretion of discount, net	216	22	—	238
Net realized gain (loss) on investments	356	—	—	356
Net change in unrealized appreciation (depreciation) on investments	1,617	32	959	2,608
Transfers out of Level 3 (1)	(10,501)	—	—	(10,501)
Balance as of September 30, 2021	$558,964	$79,653	$6,882	$645,499

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$1,976	$32	$959	$2,967

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2020	$323,427	$9,749	$2,083	$335,259
Purchase of investments	344,200	69,537	3,884	417,621
Proceeds from principal repayments and sales of investments	(102,788)	—	(339)	(103,127)
Payment-in-kind interest	—	52	—	52
Amortization of premium/accretion of discount, net	649	46	—	695
Net realized gain (loss) on investments	392	—	—	392
Net change in unrealized appreciation (depreciation) on investments	3,684	269	1,254	5,207
Transfers out of Level 3 (1)	(10,600)	—	—	(10,600)
Balance as of September 30, 2021	$558,964	$79,653	$6,882	$645,499

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2021	$3,561	$269	$1,254	$5,084
_______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2021, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

For the three and nine months ended September 30, 2022, there was two investments that transferred out of Level 2 to Level 3 and one investment that transferred out of Level 2 to Level 3, respectively. For the three and nine months ended September 30, 2021, there were two investments that transferred out of Level 3 to Level 2.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2022 and December 31, 2021 were as follows:

Investment Type	Fair Value at September 30, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$838,946	Yield Method	Implied Discount Rate	7.9%	18.9%	10.5%
First Lien Term Loans	115,775	Recent Transactions	Transaction Price	96.3	100.0	98.3
Subordinated Debt	101,429	Yield Method	Implied Discount Rate	11.4%	15.3%	12.9%
Subordinated Debt	14,934	Recent Transactions	Transaction Price	98.0	98.1	98.1
Equity	12,405	Enterprise Value	EBITDA Multiple	7.3x	19.5x	8.4
Total	$1,083,489
Equity investments in the amount of $4,453 at September 30, 2022 have been excluded from the table above as the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$539,291	Yield Method	Implied Discount Rate	5.6%	12.7%	7.1%
First Lien Term Loans	138,089	Recent Transactions	Transaction Price	86.1	99.6	98.7
Subordinated Debt	74,001	Yield Method	Implied Discount Rate	6.6%	13.2%	10.9%
Equity	7,812	Enterprise Value	EBITDA Multiple	6.0x	14.0x	10.5
Equity	321	Recent Transactions	Transaction Price	100.0	100.0	100.0
Total	$759,514
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
4. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the Investment Advisory Agreement with the Adviser. The Board, including all of the directors who are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act.

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
Unless terminated earlier as described below, each Advisory Agreement will remain in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Most recently, on November 1, 2022, the Board, including all of the Independent Directors, approved the renewal of the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2023. Each of the Advisory Agreements will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to Churchill as compensation for services provided pursuant to the Sub-Advisory Agreement.
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
For the three and nine months ended September 30, 2022, base management fees were $2,000 and $5,252, respectively. For the three and nine months ended September 30, 2021, base management fees were $1,114 and $2,674, respectively. As of September 30, 2022 and December 31, 2021, $2,000 and $1,376, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of September 30, 2022 and December 31, 2021, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
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
For the three and nine months ended September 30, 2022, the Company incurred $210 and $615, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company incurred $181 and $436, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2022 and December 31, 2021, fees of $364 and $418, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since the Company’s commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
June 30, 2022	54	—	54	June 30, 2025
September 30, 2022	67	—	67	September 30, 2025
Total	$2,843	$—	$2,843
The cumulative amount of expense payments by the Adviser as of September 30, 2022 and December 31, 2021, are $2,843 and $2,651, respectively.
For the three and nine months ended September 30, 2022, the Company received $55 and $149, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses. For the three and nine months ended September 30, 2021, the Company received $134 and $467, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Directors’ Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2022, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2022 and December 31, 2021, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2022 and December 31, 2021, asset coverage was 170.9% and 191.2%, respectively. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective credit facility agreements.
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
As of September 30, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility was subsequently amended on August 12, 2021, September 10, 2021, and September 1, 2022. The most recent amendment on September 1, 2022, among other things, extended the maturity date from September 9, 2022 to September 8, 2023, and changed the underlying benchmark used to compute interest from LIBOR to SOFR.
The Subscription Facility has a maximum commitment of $50,000, subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria.
As of September 30, 2022 and December 31, 2021, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and LIBOR plus 1.75%, respectively, per annum. The Company also pays an unused commitment fee of 0.25% per annum.
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
The SMBC Financing Facility Agreement was amended on December 31, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225,000 to $300,000 (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is a structuring fee of 1.00% and an unused commitment fee of 0.50% per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of September 30, 2022 and December 31, 2021, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one month LIBOR plus 2.15%, respectively, per annum.
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
Summary of Secured Debt

The fair value of the Company's debt obligations, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2022 and December 31, 2021, approximates their carrying values. The carrying amounts of the Company assets and liabilities, including the credit facilities and CLO-I, other than investments at fair value, approximate fair value due to their short maturities. The Company's debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	CLO -I	Total
Total Commitment	$275,000	$50,000	$300,000	$342,000	$967,000
Amount Outstanding (1)	78,800	16,300	227,147	342,000	664,247
Unused Portion (2)	196,200	33,700	72,853	—	302,753
Amount Available (3)	191,181	33,700	68,176	—	293,057
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)The unused portion on the credit facilities is the amount upon which commitment fees are based.
(3)Available for borrowing on the credit facilities based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2022	2021
Interest expense	$6,660	$2,081
Unused fees	292	102
Amortization of deferred financing costs (1)	349	295
Total interest and debt financing expenses	$7,301	$2,478
Average interest rate (2)	4.5%	2.7%
Average daily borrowings	$613,971	$320,740
_______________
(1)For the three months ended September 30, 2022 and 2021, $0 and $82 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement (see Note 4), respectively.
(2)Average interest rate includes interest expense and unused fees.

	Nine Months Ended September 30,
	2022	2021
Interest expense	$13,040	$5,020
Unused fees	548	1,092
Amortization of deferred financing costs (1)	971	903
Total interest and debt financing expenses	$14,559	$7,015
Average interest rate (2)	3.5%	3.1%
Average daily borrowings	$516,829	$259,429
_______________
(1)For the nine months ended September 30, 2022 and 2021, $0 and $271 of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement (see Note 4), respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2022 and December 31, 2021:

	Payments Due by Period
As of September 30, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$78,800	$—	$—	$78,800	$—
Subscription Facility	16,300	16,300	—	—	—
SMBC Financing Facility	227,147	—	—	227,147	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$664,247	$16,300	$—	$305,947	$342,000

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SMBC Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022 and December 31, 2021 for any such exposure.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of September 30, 2022 and December 31, 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	September 30, 2022	December 31, 2021
ADPD Holdings, LLC	$3,686	$—
Affinity Hospice	3,810	3,810
Anne Arundel	986	954
Apex Services Partners, LLC	5,000	—
Argano, LLC	12	1,041
Arotech	3,057	3,057
B2B Packaging	—	2,335
BCM One	70	1,858
Blackbird Purchaser, Inc.	2,709	3,819
Bounteous	4,467	4,467
Bullhorn, Inc.	—	1,300
BusinesSolver	2,121	2,121
Classic Collision	1,299	2,964
Coding Solutions Acquisitions	1,967	—
Collision Right	1,184	—
Cadmus	1,392	1,667
Covercraft	4,386	4,386
Crete Mechanical Group	3,194	—
CrossCountry Consulting	3,320	—
Diligent Corporation	—	394
D&H United Fueling Solutions	2,414
E78	3,560	4,286
Elevation Labs	3,125	—
Eliassen Group LLC	2,361	—
Evergreen Services Group	2,883	—
Forefront Dermatology	581	—
Genesee Scientific	2,027	2,027
GHR Healthcare	1,422	3,458
Go Engineer	—	3,191
Heartland Home Services	—	2,788
Heartland Veterinary Partners LLC	9,500
Infobase Acquisition, Inc.	721	—
ITSavvy LLC	2,107	—
JEGS Automotive	930	930
Liberty Buyer	748	—
NJEye LLC	923	2,277
Patriot Growth Insurance Service	7,200	—
PromptCare	2,220	2,786
Repipe Specialists	900	—
Revalize	1,593	1,627
Risk Strategies	12,095	—
S&S Truck Parts	1,555	—
Scaled Agile	1,923	1,923
Sciens Building Solutions, LLC	3,303	4,950
SEKO Global Logistics	5,425	907
SM Wellness Holdings, Inc.	—	277
Smile Brands	1,959	1,959
Solve Industrial Motion Group	—	264
Spectrio II	3,380	3,823
Technical Safety Services	3,125	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Facilities Group	1,560	2,514
Tinuiti	4,028	11,576
TPC Wire & Cable	156	938
Trilon	4,425	—
Vensure Employer Services	—	3,545
Vital Records Control	158	406
Warrior Acquisition Inc	622	622
Watermill Express, LLC	318	318
Wellspring Pharmaceutical	1,579	—
Wittichen Supply	8,153	2,311
World Insurance Associates	5,033	—
Total unfunded commitments	$146,672	$93,876
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2022, the Company had cash and cash equivalents of $37,514, unused borrowings under its credit facilities of $302,753 and undrawn capital commitments from its shareholders of $419,716.
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
In connection with the Initial Fundraising Period, the Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The Company held its final closing of the Follow-on Offering on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of September 30, 2022, the Company had received capital commitments totaling $905,178 ($419,716 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of September 30, 2022, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through September 30, 2022:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through September 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.39	$18.74
Net investment income (1)	1.39	1.12
Net realized gain (loss) (1)	(0.02)	0.04
Net change in unrealized appreciation (depreciation) (1)	(0.92)	0.44
Net increase (decrease) in net assets resulting from operations (1)	0.45	1.60
Shareholder distributions from income (2)	(1.31)	(0.99)
Other (3)	0.01	(0.08)
Net asset value at end of period	$18.54	$19.27

Net assets at end of period	$470,776	$312,964
Shares outstanding at end of period (1)	25,389,260	16,245,071
Total return (4)	2.31%	8.30%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	7.03%	6.87%
Ratio of net investment income to average net assets (5)	9.98%	7.61%
Portfolio turnover rate (7)	3.85%	21.73%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 7.06% and 7.09%, for the nine months ended September 30, 2022 and 2021, respectively, on an annualized basis, excluding the effect of expense support which represented (0.03)% and (0.21)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2022 and 2021 was 4.65% and 4.29%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2022, except as discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Our portfolio and investment activity for the three and nine months ended September 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30,
	2022	2021
Investments:
Total investments, beginning of period	$989,885	$503,054
Purchase of investments	137,101	204,949
Proceeds from principal repayments and sales of investments	(5,739)	(54,337)
Payment-in-kind interest	74	42
Amortization of premium/accretion of discount, net	344	243
Net realized gain (loss) on investments	(501)	356
Total investments, end of period	$1,121,164	$654,307

Portfolio companies at beginning of period	121	74
Number of new portfolio companies funded	14	19
Number of portfolio companies sold or repaid	—	(5)
Portfolio companies at end of period	135	88

	Nine Months Ended September 30,
	2022	2021
Investments:
Total investments, beginning of period	$770,298	$338,738
Purchase of investments	385,140	417,621
Proceeds from principal repayments and sales of investments	(35,483)	(103,210)
Payment-in-kind interest	385	52
Amortization of premium/accretion of discount, net	1,233	713
Net realized gain (loss) on investments	(409)	393
Total investments, end of period	$1,121,164	$654,307

Portfolio companies at beginning of period	96	61
Number of new portfolio companies funded	40	39
Number of portfolio companies sold or repaid	(1)	(12)
Portfolio companies at end of period	135	88

As of September 30, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$992,048	$969,843	87.92%	$683,004	$682,836	88.33%
Subordinated Debt	117,638	116,363	10.55%	81,344	82,044	10.61%
Equity Investments	11,478	16,858	1.53%	5,950	8,133	1.05%
Total	$1,121,164	$1,103,064	100.00%	$770,298	$773,013	100.00%
Largest portfolio company investment	$17,768	$18,839	1.71%	$17,709	$17,881	2.31%
Average portfolio company investment	$8,305	$8,171	0.74%	$8,024	$8,052	1.04%

The industry composition of our portfolio as a percentage of fair value as of September 30, 2022 and December 31, 2021 was as follows:

Industry	September 30, 2022	December 31, 2021
Aerospace & Defense	3.0%	4.2%
Automotive	6.6%	4.4%
Banking, Finance, Insurance, Real Estate	4.5%	3.6%
Beverage, Food & Tobacco	6.8%	7.8%
Capital Equipment	4.2%	3.5%
Chemicals, Plastics, & Rubber	3.5%	3.9%
Construction & Building	2.0%	2.7%
Consumer Goods: Durable	2.2%	2.7%
Consumer Goods: Non-durable	4.4%	5.4%
Containers, Packaging & Glass	4.1%	4.3%
Environmental Industries	1.7%	1.4%
Healthcare & Pharmaceuticals	9.1%	8.4%
High Tech Industries	9.9%	10.2%
Media: Advertising, Printing & Publishing	1.0%	0.4%
Media: Diversified & Production	1.5%	1.8%
Retail	0.5%	0.8%
Services: Business	21.9%	21.7%
Services: Consumer	4.1%	1.5%
Sovereign & Public Finance	0.5%	—%
Telecommunications	4.4%	5.7%
Transportation: Cargo	2.0%	3.6%
Utilities: Electric	0.4%	0.5%
Wholesale	1.7%	1.5%
Total	100.0%	100.0%
The weighted average yields of our investments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	9.55%	6.93%
Weighted average yield on debt and income producing investments, at fair value	9.76%	6.92%
Percentage of debt investments bearing a floating rate	95.70%	97.45%
Percentage of debt investments bearing a fixed rate	4.30%	2.55%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisitions markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

The Sub-Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	10,758	1.0	1	—	—	—
4	1,002,727	90.9	121	727,316	94.0	87
5	46,431	4.2	9	36,719	4.8	7
6	31,205	2.8	3	8,978	1.2	2
7	11,943	1.1	1	—	—	—
8	—	—	—	—	—	—
9	—	—	—	—	—	—
10	—	—	—	—	—	—
Total	$1,103,064	100.0%	135	$773,013	100.0%	96
As of September 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our investment portfolio was 4.1 and 4.1, respectively.
Results of Operations
Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2022	2021
Investment Income
Interest income	$21,438	$9,647
Payment-in-kind interest income	216	28
Dividend income	130	—
Other income	816	254
Total investment income	22,600	9,929
Expenses
Interest and debt financing expenses	7,301	2,478
Management fees	2,000	1,114
Professional fees	296	290
Directors' fees	96	96
Administration fees	210	181
Other general and administrative expenses	332	60
Total expenses before expense support	10,235	4,219
Expense support	(55)	(134)
Net expenses after expense support	10,180	4,085
Net investment income	$12,420	$5,844
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(501)	$356
Net change in unrealized gains (losses)	(5,924)	2,436
Total net realized and change in unrealized gains (losses)	(6,425)	2,792
Net increase (decrease) in net assets resulting from operations	$5,995	$8,636

	Nine Months Ended September 30,
	2022	2021
Investment Income
Interest income	$51,105	$22,962
Payment-in-kind interest income	544	68
Dividend income	130	213
Other income	1,421	447
Total investment income	53,200	23,690
Expenses
Interest and debt financing expenses	14,559	7,015
Management fees	5,252	2,674
Professional fees	741	907
Directors' fees	287	287
Administration fees	615	436
Other general and administrative expenses	645	273
Total expenses before expense support	22,099	11,592
Expense support	(149)	(467)
Net expenses after expense support	21,950	11,125
Net investment income	$31,250	$12,565
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(409)	$393
Net change in unrealized gains (losses)	(20,815)	4,977
Total net realized and change in unrealized gains (losses)	(21,224)	5,370
Net increase (decrease) in net assets resulting from operations	$10,026	$17,935
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $22.6 million and $53.2 million for the three and nine months ended September 30, 2022, respectively, from $9.9 million and $23.7 million for the comparable periods in the prior year, primarily due to the increase in our investment activity. We expect our portfolio to continue to grow as we continue to draw on our undrawn capital commitments of $419.7 million and our investment income to grow commensurately. The shifting environment in base interest rates, such as LIBOR or SOFR, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $10.2 million and $22.1 million for the three and nine months ended September 30, 2022, respectively, from $4.2 million and $11.6 million for the three and nine months ended September 30, 2021.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to higher average daily borrowings, higher average interest rates, and the CLO-I 2022 Debt Securitization (defined below).

The average daily borrowings for the three months ended September 30, 2022 was $614.0 million compared to $320.7 million for the three months ended September 30, 2021. The average daily borrowings for the nine months ended September 30, 2022 was $516.8 million compared to $259.4 million for the nine months ended September 30, 2021.

The average interest rate for the three months ended September 30, 2022 was 4.50% compared to 2.70% for the three months ended September 30, 2021. The average interest rate for the nine months ended September 30, 2022 was 3.50% compared to 3.10% for the nine months ended September 30, 2021.

The increase in management fees to $2.0 million and $5.3 million for the three and nine months ended September 30, 2022 from $1.1 million and $2.7 million the comparable periods in 2021 was driven by an increase in average total assets due to our increase in deployed capital.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
We recorded a net realized loss on investments of $(501) thousand for the three months ended September 30, 2022 compared to a realized gain of $356 thousand for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had a net realized loss on investments of $(409) thousand compared to a net realized gain of $393 thousand for the nine months ended September 30, 2021. This is primarily due to a realized loss from a restructuring of a portfolio company, partially offset by gains from repayment activity of multiple portfolio companies during the nine months ended September 30, 2022.
We recorded a net change in unrealized depreciation of $(5.9) million for the three months ended September 30, 2022, compared to net unrealized appreciation of $2.4 million for the three months ended September 30, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized depreciation of $(20.8) million for the nine months ended September 30, 2022, compared to net unrealized appreciation of $5.0 million for the nine months ended September 30, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The total net loss for the three and nine months ended September 30, 2022, was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, negatively impacted the valuation of our portfolio investments primarily through the widening of credit spreads.

Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from income earned from our investments and principal repayments, and our net borrowings from our credit facilities and CLO-I debt issuance (discussed further below). Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 170.9% and 191.2%, respectively.

Cash and restricted cash as of September 30, 2022, taken together with our uncalled capital commitments of $419.7 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2022, we had $191.2 million available under our Wells Fargo Financing Facility (as defined below), $33.7 million available under our Subscription Facility (as defined below) and $68.2 million available under our SMBC Financing Facility (as defined below).
For the nine months ended September 30, 2022, our cash and cash equivalents balance increased by $2.3 million. During that period, $339.6 million was used in operating activities, primarily due to investment purchases of $385.1 million, offset by $35.5 million in repayments and sales of investments in portfolio companies. During the same period, $341.9 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $115.0 million, proceeds from secured borrowings of $664.2 million, and repayments of secured borrowings of $410.0 million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one Preference Shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of September 30, 2022, TIAA owned 3,671,631 shares of our common stock.
On March 13, 2020, we held our Initial Closing in connection with the Initial Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The final closing of the Follow-on Offering was held on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of September 30, 2022, we had received capital commitments totaling $905.2 million ($419.7 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to September 30, 2022 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

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
The following table summarizes the dividends declared from inception through September 30, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through September 30, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the term debt securitization (discussed further below), the maximum facility amount available was reduced to $275 million from $350 million and SPV III began borrowing on the Wells Fargo Financing Facility.
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
As of September 30, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
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

Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the ‘‘Subscription Facility’’) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility was subsequently amended on August 12, 2021, September 10, 2021, and September 1, 2022. The most recent amendment on September 1, 2022, among other things, extended the maturity date from September 9, 2022 to September 8, 2023, and changed the underlying benchmark used to compute interest from LIBOR to SOFR.
The Subscription Facility has a maximum commitment of $50 million subject to availability under the "Borrowing Base". The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria.
As of September 30, 2022 and December 31, 2021, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and LIBOR plus 1.75%, respectively, per annum. We also pay an unused commitment fee of 0.25% per annum.
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of our subscribed investors. The Subscription Facility contains certain financial covenants and events of default.
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and, together with the Wells Fargo Financing Facility, the "Financing Facilities") with SMBC, as the administrative agent, the collateral agent and the lender.
The SMBC Financing Facility Agreement was amended on December 31, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225 million to $300 million (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is a structuring fee of 1.0% and an unused commitment fee of 0.5% per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of September 30, 2022 and December 31, 2021, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one month LIBOR plus 2.15%, respectively, per annum.
SPV II has pledged all of its assets to the collateral agent to secure its obligations under the SMBC Financing Facility. Both the Company and SPV II have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.
CLO-I
On May 20, 2022 (the “Closing Date”), the Company completed a $448.3 million term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly-owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199.0 million of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34.3 million of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47.3 million of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27.0 million of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79.3 million of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the

2022 Notes, the “2022 Debt”). The 2022 Loans bear interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$78,800	$—	$—	$78,800	$—
Subscription Facility	16,300	16,300	—	—	—
SMBC Financing Facility	227,147	—	—	227,147	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$664,247	$16,300	$—	$305,947	$342,000

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement
In addition, on June 7, 2019, the SEC granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates, subject to the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted an exemptive order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds had not previously invested in such existing portfolio company, subject to certain conditions.
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

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$1,696	December 31, 2022
March 31, 2020	182	—	182	March 31, 2023
June 30, 2020	3	—	3	June 30, 2023
September 30, 2020	466	—	466	September 30, 2023
December 31, 2020	56	—	56	December 31, 2023
March 31, 2021	97	—	97	March 31, 2024
June 30, 2021	62	—	62	June 30, 2024
September 30, 2021	47	—	47	September 30, 2024
December 31, 2021	42	—	42	December 31, 2024
March 31, 2022	71	—	71	March 31, 2025
June 30, 2022	54	—	54	June 30, 2025
September 30, 2022	67	—	67	September 30, 2025
Total	$2,843	$—	$2,843
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2021.

Valuation of Portfolio Investments
At all times, consistent with US GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.

Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) is ultimately and solely responsible for determining the fair value of our portfolio investments in good faith, including investments that are not publicly traded, those whose market prices are not "readily available" (as defined in Rule 2a-5 under the 1940 Act) and any other situation where our portfolio investments require a fair value determination.

For all valuations, the Audit Committee of our Board (the “Audit Committee”), which consists solely of directors who are not ‘‘interested persons’’ (as such term is used under Section 2(a)(19) of the 1940 Act) of the Company (the ‘‘Independent Directors’’), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith.

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

With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Board, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.

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

Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method
Investment Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of September 30, 2022, on a fair value basis, approximately 4.30% of our debt investments bear interest at a fixed rate and approximately 95.70% of our debt investments bear interest at a floating rate. As of September 30, 2022, 95.78% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of September 30, 2022. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of September 30, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(1,106)	$(1,242)	$136
Base Interest Rate	901	—	901
+100 Basis Points	8,928	4,968	3,960
+200 Basis Points	16,955	9,936	7,019
+300 Basis Points	24,982	14,905	10,077

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

10.1
First Amendment to Revolving Credit Agreement, dated as of September 1, 2022, by and among the Company, as the borrower, the banks and financial institutions listed therein, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender (3)

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
(3)Previously filed on September 7, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: November 10, 2022