Form 10-K
period 2022-12-31
Nuveen Churchill Direct Lending Corp.
filed 2023-03-09
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(212) 478-9200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022 there was no established market for the registrant's common stock. As of March 9, 2023, the registrant had 28,743,877 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the term “Administrator” refers to Nuveen Churchill Administration LLC, a Delaware limited liability company, which serves as our administrator; and
•the term “committed capital” refers to the sum of assets under management and capital legally committed to client accounts in the form of capital commitments from equity investors, committed financing from leverage providers, notes sold in the capital markets or any capital otherwise legally committed and available to fund investments that comprise assets under management. For the avoidance of doubt, committed capital includes drawn and undrawn capital commitments from client accounts.

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
•actual and potential conflicts of interest with the Adviser and the Sub-Adviser, and/or their respective affiliates;
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
Additionally, our actual results and financial condition may differ materially as a result of the continuing impact of the ongoing coronavirus (“COVID-19”) pandemic, including, without limitation:

•the length and full duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of that pandemic; and
•the impact of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives.
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

ITEM 1. BUSINESS
General
We were formed on March 13, 2018, as a limited liability company under the laws of the State of Delaware and we converted into a corporation incorporated under the laws of the State of Maryland on June 18, 2019. We are a specialty finance company organized to maximize the total return to our shareholders primarily in the form of current income achieved through primarily investing in senior secured loans to private equity-owned U.S. middle market companies. Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, we have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
Immediately prior to our election to be regulated as a BDC, Nuveen Churchill BDC SPV I LLC, a wholly owned subsidiary of the Company (“SPV I”), merged with with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), with SPV I as the surviving entity in the merger ("Merger"). SPV I is a Delaware limited liability company that was formed on November 13, 2019. SPV I had no assets or operations prior to completion of the Merger and, as a result, the historical books and records of the Predecessor Entity became the books and records of SPV I, the surviving entity in the Merger. The Predecessor Entity was a Cayman exempt limited company and was formed under the laws of the Cayman Islands on November 14, 2017 and commenced operations on January 12, 2018. The Predecessor Entity and SPV I were entities under common control prior to the Merger. On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). CLO-I is a wholly owned subsidiary of the Company and is consolidated in our consolidated financial statements commencing from the date of its formation.
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

Our investment objective is to provide investors with attractive risk-adjusted returns mainly through current income by primarily investing in senior secured loans to private equity-owned U.S. middle market companies. Our portfolio primarily consists of first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans) (collectively “Senior Loans”). We also opportunistically invest in junior capital opportunities (second-lien loans, subordinated debt, last-out positions in unitranche loans and equity co-investments, and similar equity-related securities) (collectively “Junior Capital Investments”).
Each of the Advisers is a limited liability company organized under the laws of the state of Delaware, is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are controlled by Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of Teachers Insurance and Annuity Association of America (“TIAA”), a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund. Nuveen markets a wide range of specialized investment solutions that provide investors access to the capabilities of Nuveen’s investment management affiliates.
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
The Investment Sub-Adviser — Churchill Asset Management LLC
Churchill serves as a sub-adviser to the Company pursuant to the Sub-Advisory Agreement. In addition to serving as a sub-adviser to the Company, Churchill manages other middle-market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, collateralized loan obligation vehicles ("CLOs") and separate accounts, Nuveen Churchill Private Capital Income Fund, a BDC, and NC SLF Inc., a closed-end fund registered under the 1940 Act.
As of December 31, 2022, Churchill manages (directly or as a sub-adviser) $45.5 billion of committed capital in BDCs, a registered closed-end fund, separate accounts, CLOs, and private funds investing in private middle-market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. The investment advice that Churchill provides through its team of investment professionals dedicated to Senior Loan investment opportunities (the “Senior Loan Investment Team”) is limited primarily to investments in first-lien secured and unitranche loans made principally to private U.S. middle market companies whose typical profile is consistent with below-investment grade debt ratings categories and that are, in most cases, controlled by private equity investment firms. As of December 31, 2022, the Senior Loan Investment Team manages $23.0 billion of committed capital. The investment advice that Churchill provides through teams of investment professionals dedicated to Junior Capital investment opportunities (the “Junior Capital Investment Team” and, together with the Senior Loan Investment Team, the “Investment Teams”) is limited primarily to investments in private equity, equity co-investments and similar equity-related securities, subordinated debt and second-lien loans, in each case made principally in respect of the U.S. middle market. As of December 31, 2022, the Junior Capital Investment Team manages $22.5 billion of committed capital.
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

Joint Investment Committee
All investment decisions for the Company require the unanimous approval of the members of a joint investment committee (the “Joint Investment Committee”) comprised of senior investment personnel of both Investment Teams. The members of the Joint Investment Committee are Ken Kencel, Jason Strife and Randy Schwimmer. The Joint Investment Committee is also advised by the investment committees of the Senior Loan Investment Team (the “Senior Loan Investment Committee”) and the Junior Capital Investment Team (the “Junior Capital Investment Committee”), respectively. The Senior Loan Investment Committee is currently comprised of Ken Kencel, Randy Schwimmer, Shai Vichness, Chris Cox and Mat Linett. The Junior Capital Investment Committee is currently comprised of Ken Kencel, Jason Strife, Derek Fricke, Anne Philpott, and Nicholas Lawler.
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
Competitive Advantages
Churchill believes that the foundations of its competitive advantage are its long-standing market presence, ability to invest in size, strong relationships with private equity firms, sourcing capabilities, and ability to compete on factors other than pricing. Churchill believes that it has built a reputation of professionalism and collaboration that positions it to be a preferred capital provider for private equity sponsors’ capital needs. Churchill believes that this reputation in the marketplace is built upon several factors: strong relationships with private equity firms combined with meaningful private equity fund investments; a robust origination and underwriting capability that offers creative and flexible capital solutions; an experienced and deep management team with substantial middle market finance experience; the benefits of alignment with Nuveen and TIAA, its ultimate parent company and largest client.
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
The Junior Capital Investment Team is led by the members of the Junior Capital Investment Committee. This team, acting on behalf of TIAA, has been an active private equity fund investor since 1998, with what Churchill believes is a blue-chip reputation as a limited partner. Since 2011, the Junior Capital Investment Team has committed over $10 billion of limited partnership commitments with over 125 core private equity firms, with advisory board representation in the majority of relationships. (See sections below entitled “—Investment Process Overview” for more information). Churchill believes that the Junior Capital Investment Team’s advisory board representation sets it apart from smaller investors who do not participate in a meaningful way and places it in an attractive position to generate deal flow.
Churchill has existing relationships with over 400 middle market private equity funds and significant advisory board representation, and has been involved in significant financial activity with (including in some cases investing as a limited partner or similar equity holder of) over 270 of the most active middle market private equity firms in the United States. TIAA and Nuveen have been investors in the private debt and equity markets for over 40 years and, as of December 31, 2022, Churchill and its private capital affiliates held a portfolio of approximately $89 billion in assets that are broadly diversified by industry and region.
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

•Robust origination and underwriting platform
Churchill has developed a robust investment process and benefits from a team of professionals that have extensive experience in structuring investments and constructing middle-market loan and junior capital portfolios (See section below entitled “—Investment Process Overview” for more information). For instance, the members of Churchill’s Senior Loan Investment Committee have on average more than 27 years of industry experience and have focused expertise in originating, underwriting, and monitoring middle market Senior Loan investments. In addition, many of the senior members of the Investment Teams have held senior management and other positions at a number of leading middle market firms and have existing relationships with many of the active participants in the middle market. As a result, we expect that the Company will continue to be well positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored companies, a market segment where Churchill has years of investing experience.
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
•Experienced and deep management
Churchill is led by industry veterans who bring an average of more than 27 years’ experience in middle market investing. Senior management and the Investment Teams have a long history of working together focused exclusively on originating, underwriting, and monitoring middle market investments. The predecessor company managed by Churchill’s senior management team, Churchill Financial, LLC (“Churchill Financial”), was founded in 2006 by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Financial Founders”). The Churchill Financial Founders have together unanimously approved all of the approximately 800 loans made by Churchill Financial and Churchill since 2006. This core management team has been strengthened with the additions of David Heilbrunn, an original Churchill Financial team member, as Head of Product Development and Capital Raising in 2016, Shai Vichness as Chief Financial Officer in 2018 (solidifying the significant role he had in launching Churchill as a part of TIAA’s asset management division (now doing business as Nuveen) in 2015); and Mathew Linett, a long-time senior investment professional of Churchill Financial and Churchill (who now serves as Co-Head of Senior Lending alongside Randy Schwimmer). The Churchill Financial Founders, together with Messrs. Vichness and Linett, now comprise the Senior Loan Investment Committee.
Additionally, in January 2020, Nuveen’s Private Equity and Junior Capital team became part of Churchill, combining Nuveen’s middle market private-capital capabilities in one team to achieve increased collaboration and scale and a unified brand in connection with our activities in the middle market private equity space. As a result of this combination, Churchill provides investors with a focused strategy for capitalizing on opportunities in the middle market, extensive market knowledge and a differentiated platform. The team includes over 140 professionals in New York, Charlotte, Chicago, Los Angeles, and Dallas investing $11 billion annually and overseeing nearly $46 billion in committed capital across multiple investment vehicles and limited partner commitments. In connection with this combination, Jason Strife joined the Churchill Financial Founders and Messrs. Heilbrunn, Vichness and Linett as part of the Churchill Management Team. The Junior Capital Investment Team brings rich experience in middle market private equity, mezzanine lending, investment banking, and capital markets roles, with several team members having experience investing across the entire balance sheet.
•Benefits of alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its ultimate parent company, Nuveen, and Nuveen’s parent company, TIAA. Nuveen is a $1.1 trillion asset manager with approximately $89 billion of assets invested in private capital, in each case as of December 31, 2022. Churchill leverages experience and functionality across Nuveen’s platform, allowing it to focus on its middle market investment expertise. Additionally, Churchill invests in Senior Loans on behalf of TIAA’s general account side-by-side with third party investors. The Junior Capital Investment Team also invests on behalf of TIAA’s general account, with TIAA constituting a majority of its invested capital. This alignment ensures that Churchill consistently thinks and acts like a long-term investor in the asset class.

Investment Strategy
We primarily target loans to U.S.-based middle market companies that require capital for growth, acquisitions, recapitalizations, and refinancings, with a focus on companies controlled by private equity investment firms. In addition, we may also make investments in non-private equity owned public or private companies of various sizes. We seek to partner with strong management teams executing long-term growth strategies. Target Portfolio Companies will typically exhibit some or all of the following characteristics:
•annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million - $100 million, adjusted by certain add-backs per investment, with a focus on adjusted EBITDA of $10 million - $50 million;
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

Portfolio Composition
As of December 31, 2022 and 2021, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,071,012	$1,039,820	86.62%	$683,004	$682,836	88.33%
Subordinated Debt	136,353	133,243	11.10%	81,344	82,044	10.61%
Equity Investments	18,208	27,313	2.28%	5,950	8,133	1.05%
Total	$1,225,573	$1,200,376	100.00%	$770,298	$773,013	100.00%
Largest portfolio company investment	$18,189	$23,162	1.93%	$17,709	$17,881	2.31%
Average portfolio company investment	$8,452	$8,278	0.69%	$8,024	$8,052	1.04%
The industry composition of our portfolio as a percentage of fair value as of December 31, 2022 and 2021 was as follows:

Industry Composition	December 31, 2022	December 31, 2021
Aerospace & Defense	2.76%	4.16%
Automotive	6.14%	4.39%
Banking, Finance, Insurance, Real Estate	4.44%	3.62%
Beverage, Food & Tobacco	6.40%	7.80%
Capital Equipment	4.14%	3.52%
Chemicals, Plastics, & Rubber	2.88%	3.91%
Construction & Building	2.65%	2.65%
Consumer Goods: Durable	1.91%	2.72%
Consumer Goods: Non-durable	4.01%	5.37%
Containers, Packaging & Glass	3.80%	4.31%
Environmental Industries	1.65%	1.39%
Healthcare & Pharmaceuticals	9.21%	8.39%
High Tech Industries	9.14%	10.21%
Media: Advertising, Printing & Publishing	1.25%	0.44%
Media: Diversified & Production	1.35%	1.84%
Retail	0.47%	0.77%
Services: Business	21.92%	21.71%
Services: Consumer	4.47%	1.50%
Sovereign & Public Finance	0.85%	—%
Telecommunications	4.09%	5.74%
Transportation: Cargo	3.62%	3.54%
Utilities: Electric	0.39%	0.51%
Wholesale	2.46%	1.51%
Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2022, and 2021 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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

Environmental, Social and Governance Policies

Churchill has established an environmental, social and governance ("ESG") policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards, including certain ESG factors, throughout its origination, underwriting and portfolio management processes. Churchill's ESG policy requires that it evaluate ESG-related risks that have the potential to damage a company’s operations and reputation, and perform an analysis of the issuer’s operating history to determine whether such risks are managed to minimize defaults that could give rise to investment losses. Pursuant to the ESG policy, Churchill’s investment teams apply a set of criteria against each investment opportunity through the use of an ESG rating template, the output of which is included in the materials presented to and reviewed by the applicable investment committee underwriting the investment opportunity. The ESG rating template used by Churchill requires an assessment of the materiality of ESG-related risks, review of ‘high-risk’ business activities that may violate applicable underwriting standards, and a management assessment. Using a proprietary ESG methodology, the template rates individual issuers based on its perceived management of ESG risk relative to peers. Post-investment, the ESG policy requires the relevant investment teams to conduct reviews with company management to discuss any ESG-related issues that have arisen. Any such issues are discussed and considered by the Churchill investment teams during periodic portfolio review meetings in order to perform an ongoing risk assessment.

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

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering (“IPO”) or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.

The Private Offering

Pursuant to a private offering of our shares of common stock (the "Private Offering"), we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. There is no limit on the number of shares or the amount of capital raised in connection with the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional shares up to the amount of their respective unfunded capital commitments. The initial closing of the Private Offering was held on March 13, 2020 (the “Initial Closing”). On September 1, 2021 our board of directors (the "Board") determined to extend the fundraising period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022 (the “Fundraising Period”). On March 8, 2022, our Board determined to conduct a follow-on private offering of our shares of common stock following the end of the Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). We held our final closing of the Follow-on Offering on June 15, 2022. If we are unable to list our shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in our offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then we will use its best efforts to wind down and/or liquidate and dissolve.

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

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission (the "SEC"). An eligible portfolio company is defined in the 1940 Act as any issuer which:
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

Senior Securities; Asset Coverage Ratio. The Company is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (i.e., we can borrow $2 for every $1 of equity), if certain requirements are met. In connection with the organization of the Company, the Board and TIAA (as the Company’s initial shareholder) authorized the Company to adopt the 150% asset coverage ratio requirement.

In addition, while certain types of senior securities remain outstanding, the Company will be required to make provisions to prohibit the payment of any dividend distribution to our shareholders or the repurchase of such shares unless we meet the asset coverage ratio requirement at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.

We currently have in place a revolving credit facility (the “Subscription Facility”), two special purpose vehicle asset credit facilities (the “Wells Fargo Financing Facility,” and the “SMBC Financing Financing Facility,” respectively), and a term debt securitization (the "2022 Debt Securitization"),and in the future may enter into additional credit facilities and term debt securitizations. For more information on our credit facilities and the 2022 Debt Securitization, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted the Company’s request to amend the Order to make the Temporary Relief permanent for the Company and permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company.

Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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

In order to provide you with individualized service, the Company collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Company (such as purchases of our shares and account balances). The Company may also collect such information through your account inquiries by mail, email, telephone, or web site.

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

We will continue to adhere to the privacy policies and practices described in this notice if you no longer hold our shares of the Company.

The Company and the Advisers maintain internal security procedures to restrict access to your personal and account information to those officers and employees who need to know that information to service your account. The Company maintains physical, electronic and procedural safeguards to protect your nonpublic personal information.

Reporting Obligations

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Company:
•qualifies as a RIC; and
•satisfies the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax at corporate rates on the portion of our income that is not timely distributed (or deemed distributed) to our shareholders..

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gain that we recognized in preceding years, but were not distributed during such years and on which we did not pay U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

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
◦at least 50% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, the Company may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in its taxable income other amounts that it has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual and before the Company receives any corresponding cash payments, it may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though it would not have received any corresponding cash payment.

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

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.

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

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. If we have qualified as RIC and then we subsequently fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, any such distributions to non-corporate shareholders may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%, and corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on an investor's individual investments and does not mean a return on capital..

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

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
•There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committee have to other clients. There may be conflicts related to the investment and related activities of TIAA, Nuveen and Churchill.

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

The Company began investment operations in March 2020, and, as a result, has limited operating history and limited financial information on which prospective investors can evaluate an investment in the Company's shares or prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless.

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

The Joint Investment Committee that oversees our investment activities is comprised of representatives of both Investment Teams. The Joint Investment Committee consists of Messrs. Kencel, Strife and Schwimmer. The loss of any member of the Joint Investment Committee or of other Churchill or Nuveen senior investment professionals could negatively impact the Company’s ability to achieve its investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

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

The senior investment professionals and members of the investment committee of each Investment Team serve or may serve as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife and Schwimmer have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a closed-end fund registered under the 1940 Act, Nuveen Churchill Private Capital Income Fund, a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also may earn additional fees related to the securities in which the Company invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which the Company invests, in which case Churchill and its affiliates receive compensation from the issuers of such securities, which compensation would be paid to them separately from management fees paid by the Company. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Churchill has separate account, fund-of-one or other managed account arrangements in place with TIAA or subsidiaries thereof. Consistent with Churchill's investment allocation policies and the Order, Churchill also may be managing certain securities for the Company and allocating the same investments to TIAA (or subsidiaries thereof) pursuant to such arrangements, which may lead to conflicts of interest.

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

Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Company and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliates. The participants in such loan syndicate (the “Loan Syndicate Participants”), in addition to the Company and its affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the Portfolio Investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by the Company and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which the Company’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Company and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of the Company, and may exercise such control in a manner adverse to the interests of the Company.

In addition, TIAA and other client accounts of Churchill. in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Company will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit the Company’s ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) may also hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Advisers when making investment decisions.

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

In the course of our investing activities, we pay a management fee to the Adviser and will pay an incentive fee to the Adviser following an Exchange Listing or any listing of our securities on any other public trading market. Prior to an Exchange Listing or any listing of our securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents and undrawn capital commitments). As a result, investors in our shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents and undrawn capital commitments, the Advisers benefit when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

In addition, certain investment professionals share directly in the management fee. Such professionals would face similar conflicts when considering investments for and making decisions on behalf of the Company.

The part of the incentive fee payable to the Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for Churchill to the extent that it may encourage Churchill to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Churchill may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Advisers are not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the incentive fee based on our net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Any net investment income incentive fee would not be subject to repayment.

Our incentive fee may induce Churchill to make certain investments, including speculative investments.

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Following an Exchange Listing or any listing of its securities on any other public trading market, the Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

TIAA has made a significant investment in the Company, which may present certain conflicts of interest.

TIAA, the ultimate parent of the Advisers, has made a significant investment in the Company. This may result in TIAA’s ownership of a significant percentage of our shares. This may be detrimental to other shareholders as TIAA may control a significant percentage of the shareholder vote and may vote in a manner that is beneficial to the Advisers. TIAA and other shareholders may from time to time hold equity and other interests in the Advisers or their affiliates, which may present conflicts of interest for the Advisers, including senior investment professionals and members of the investment committee making investment decisions for the Company that also provide investment advice to TIAA.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that the Advisers manage, without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that the Advisers manage, which could include investments in the same portfolio company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

In situations where co-investment with other funds managed by one of the Advisers or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Advisers or their affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that the Advisers manage, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in middle-market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

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

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

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

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Prior to an Exchange Listing, or any listing of its securities on any other public trading market, the Company will pay no incentive fee to the Adviser. Following an Exchange Listing or any listing of its securities on any other public trading market, the part of the incentive fee that will be payable by us that relates to our net investment income is computed and will be paid on income that may include interest that has been accrued but not yet received in cash, such as OID and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gains incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

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

We call only a limited amount of capital commitments from investors in the private placement of our common stock upon each drawdown notice. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares are fully funded. We may not call an investor’s entire capital commitment prior to the expiration of such investor’s commitment period.

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

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.

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

Even though we are an "emerging growth company" under the JOBS Act, we are still subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We will incur additional reporting and financial obligations after we cease to be an “emerging growth company” under the JOBS Act.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act.

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

At our discretion, we may utilize the leverage available under the Subscription Facility, the Wells Fargo Financing Facility, and the SMBC Financing Facility for investment and operating purposes. Additionally, in the future, we may enter into additional credit facilities. To the extent we borrow money to make investments, such underlying credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of the 2022 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. CLO-I is an indirect, wholly-owned, consolidated subsidiary of the Company. In the 2022 Debt Securitization, institutional investors purchased certain notes issued by CLO-I in private placements.

The 2022 Notes and membership interests that we hold that were issued by CLO-I are subordinated obligations of CLO-I and we could be prevented from receiving cash from CLO-I.

The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly-owned, consolidated subsidiary of the Company. The 2022 Notes that were issued by CLO-I and retained by us are the most junior class of notes issued by CLO-I, are subordinated in priority of payment to the other notes issued by CLO-I and will be subject to certain payment restrictions set forth in the indenture governing the 2022 Notes issued by CLO-I. Therefore, we only receive cash distributions on the 2022 Notes if CLO-I has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by CLO-I has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the 2022 Notes that we have retained at their redemption could be reduced. If CLO-I does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2022 Debt Securitization, cash would be diverted from the 2022 Notes that we hold to first pay the more senior notes issued by CLO-I in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with CLO-I or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
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

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States (see "Economic recessions or downturns could impair our portfolio companies and harm our operating results" for a discussion of the risks associated with an economic recession or downturn).

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Wells Fargo Financing Facility, the Subscription Facility, and the SMBC Financing Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If general interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

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

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations, by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. See Item 1. “Regulation as a Business Development Company — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such portfolio companies.

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

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as Brexit. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the United Kingdom and the European Union unilaterally in due course. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or European Union.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our shares, impact the businesses in which we invest and harm our business, operating results and financial condition.” for more information).Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The economic conditions caused by the COVID-19 pandemic could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

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

Additionally, the disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

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

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.

The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

The COVID-19 pandemic and the economic conditions caused by the pandemic has caused, and may continue to cause, the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by the current presidential administration and Congress in the United States that may directly affect financial institutions and the global economy.

Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty in a divided legislature, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

A “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including its management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. In particular, these expenses, which are “miscellaneous itemized deductions”, are not currently deductible by an individual or other non-corporate investor (and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes). We do not expect to qualify as a publicly offered RIC for the current taxable year. We may qualify as a publicly offered RIC in future taxable years, but we can provide no assurances that we will qualify as a publicly offered RIC for any taxable year.

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

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the ongoing military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

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

We and our service providers may be impacted by operating restrictions in response to COVID-19, which may include requiring employees to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

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

We may and will bear more or less of the costs of soft dollar or other research than other clients of Churchill and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.

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

Many of our portfolio companies will be susceptible to economic slowdowns or recessions, including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

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

•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us;

•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;

•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, and may depend on one or a limited number of major customers;

•may be parties to litigation from time to time, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•generally have less publicly available information about their businesses, operations and financial condition, and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

We intend to invest in Senior Loans. Senior Loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with Senior Loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments, although Senior Loans are senior and secured in contrast to other below investment grade fixed-income instruments, which are often subordinated or unsecured. Investment in Senior Loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a Senior Loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a Senior Loans may decline in value or become illiquid, which would adversely affect the Senior Loan’s value.

There may be less readily available and reliable information about most Senior Loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, Churchill will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of Churchill.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain Senior Loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell Senior Loans quickly or at a fair price. To the extent that a secondary market does exist for certain Senior Loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our investment in junior debt securities.

We may invest in junior debt securities. Although certain junior debt securities are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by financial covenants, such as limitations upon additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

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

Our investments may include equity-related securities, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize in the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.

Loans may become nonperforming for a variety of reasons.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

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

As a BDC, we are required to carry our investments at market value or, if no market quotation readily available, at fair value as determined in good faith by the Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our investments may include OID components and may include PIK interest or PIK dividend components. To the extent OID constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

There is currently no public market for our shares, and a market for our shares may never develop. Our shares are not registered under the Securities Act, or any state securities law and are restricted as to transfer by law and the terms of our Charter. Our shareholders generally may not sell, assign or transfer shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their shares. Our shareholders must be prepared to bear the economic risk of an investment in our shares for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for shareholders.

Our shareholders may experience dilution.

Our shareholders will not have preemptive rights to subscribe for or purchase any of our shares issued in the future. To the extent we issue additional equity interests, including in a public offering, a rights offering, a follow-on private offering, or a subsequent closing, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings or rights offerings and the value of our investments, a shareholder may also experience dilution in the net asset value and fair value of our shares.

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage r applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.

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

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including current market conditions described herein. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's adjusted tax basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price.

Due to the current market conditions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein), we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock (see "We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive" for more information).

We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders that elect to opt in to such plan. Shareholders that opt in to our dividend reinvestment plan will receive dividends that are payable in part in our shares. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. For individuals, the top marginal U.S. federal income tax rate applicable to ordinary income is 37%. To the extent distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such "qualified dividends" may be subject to U.S. federal income tax at a rate of of 20%. However, it is anticipated that distributions paid by us will generally not be attributable to qualified dividends and, therefore, generally will not qualify for such preferential U.S. federal income tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains currently at a maximum U.S. federal income tax rate of 20%.

As a result of receiving dividends in the form of our shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of distributions paid in stock). We currently do not expect to qualify as a publicly offered RIC and are thus not able to make distributions consistent with such revenue procedure at this time. If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our shares.

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

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our shares pursuant to a subscription agreement. As such, absent an effective registration statement covering our shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with the prior written consent of the Adviser. Our shares will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our shares must be disclosed in a Schedule 13D or Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of our outstanding shares and the amount of the investor’s shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

Shareholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered shares within a six-month period.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. There is no public market for our Shares currently, nor can we give any assurance that one will develop. For this reason, we are not providing the performance graph required by Item 201(e) of Regulation S-K.

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

Holders

As of March 9, 2023, there were approximately 1,604 holders of record of our common stock.

Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2022 were reported in a Form 8-K filed with the SEC.

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

The following table summarizes the dividends declared from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC (“SPV III”) are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022 the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation.

We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (the "Initial Closing"). We held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The final closing of the Follow-on Offering was held on June 15, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
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
Our portfolio and investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Investments:
Total investments, beginning of period	$770,298	$338,738
Purchase of investments	502,250	610,690
Proceeds from principal repayments and sales of investments	(49,264)	(181,074)
Payment-in-kind interest	789	112
Amortization of premium/accretion of discount, net	1,762	1,013
Net realized gain (loss) on investments	(262)	819
Total investments, end of period	$1,225,573	$770,298

Portfolio companies at beginning of period	96	61
Number of new portfolio companies funded	52	52
Number of portfolio companies sold or repaid	(3)	(17)
Portfolio companies at end of period	145	96
Count of investments	288	179
Count of industries	23	22

As of December 31, 2022, our portfolio companies had a weighted average annual EBITDA of $74.6 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

As of December 31, 2022 and December 31, 2021, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,071,012	$1,039,820	86.62%	$683,004	$682,836	88.33%
Subordinated Debt	136,353	133,243	11.10%	81,344	82,044	10.61%
Equity Investments	18,208	27,313	2.28%	5,950	8,133	1.05%
Total	$1,225,573	$1,200,376	100.00%	$770,298	$773,013	100.00%
Largest portfolio company investment	$18,189	$23,162	1.93%	$17,709	$17,881	2.31%
Average portfolio company investment	$8,452	$8,278	0.69%	$8,024	$8,052	1.04%

The industry composition of our portfolio as a percentage of fair value as of December 31, 2022 and 2021 was as follows:

Industry	December 31, 2022	December 31, 2021
Aerospace & Defense	2.76%	4.16%
Automotive	6.14%	4.39%
Banking, Finance, Insurance, Real Estate	4.44%	3.62%
Beverage, Food & Tobacco	6.40%	7.80%
Capital Equipment	4.14%	3.52%
Chemicals, Plastics, & Rubber	2.88%	3.91%
Construction & Building	2.65%	2.65%
Consumer Goods: Durable	1.91%	2.72%
Consumer Goods: Non-durable	4.01%	5.37%
Containers, Packaging & Glass	3.80%	4.31%
Environmental Industries	1.65%	1.39%
Healthcare & Pharmaceuticals	9.21%	8.39%
High Tech Industries	9.14%	10.21%
Media: Advertising, Printing & Publishing	1.25%	0.44%
Media: Diversified & Production	1.35%	1.84%
Retail	0.47%	0.77%
Services: Business	21.92%	21.71%
Services: Consumer	4.47%	1.50%
Sovereign & Public Finance	0.85%	—%
Telecommunications	4.09%	5.74%
Transportation: Cargo	3.62%	3.54%
Utilities: Electric	0.39%	0.51%
Wholesale	2.46%	1.51%
Total	100.00%	100.00%
The weighted average yields of our investments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average yield on debt and income producing investments, at cost	10.61%	6.93%
Weighted average yield on debt and income producing investments, at fair value	10.87%	6.92%
Percentage of debt investments bearing a floating rate	95.42%	97.45%
Percentage of debt investments bearing a fixed rate	4.58%	2.55%
As of December 31, 2022 , 95.13% and 95.09% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 6.93% to 10.61% from December 31, 2021 to December 31, 2022. The increase in weighted average yields was primarily due to rising benchmark interest rates.

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	42,921	3.58%	4	—	—%	—
4	1,028,738	85.70%	124	727,316	94.09%	87
5	71,433	5.95%	11	36,719	4.75%	7
6	48,386	4.03%	5	8,978	1.16%	2
7	—	—%	—	—	—%	—
8	—	—%	—	—	—%	—
9	8,898	0.74%	1	—	—%	—
10	—	—%	—	—	—%	—
Total	$1,200,376	100.00%	145	$773,013	100.00%	96
As of December 31, 2022 and 2021, the weighted average Internal Risk Rating of our investment portfolio was 4.14 and 4.07, respectively.
Results of Operations
Operating results for the years ended December 31, 2022, 2021, and 2020 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Investment Income
Interest income	$79,868	$34,902	$13,018
Payment-in-kind interest income	789	113	28
Dividend income	225	213	—
Other income	1,571	1,062	257
Total investment income	82,453	36,290	13,303
Expenses
Interest and debt financing expenses	25,695	9,827	4,486
Management fees	7,464	4,049	1,522
Professional fees	1,811	1,316	1,299
Directors' fees	383	383	383
Administration fees	1,111	660	534
Other general and administrative expenses	708	324	288
Total expenses before expense support	37,172	16,559	8,512
Expense support	(179)	(522)	(424)
Net expenses after expense support	36,993	16,037	8,088
Net investment income	$45,460	$20,253	$5,215
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(262)	$819	$409
Net change in unrealized gains (losses)	(27,912)	6,194	(3,479)
Total net realized and change in unrealized gains (losses)	(28,174)	7,013	(3,070)
Net increase (decrease) in net assets resulting from operations	$17,286	$27,266	$2,145

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $82.5 million for the year ended December 31, 2022, from $36.3 million for the year ended December 31, 2021, primarily due to the increase in our investment activity as a result of our increase in deployed capital and an increase in interest income from higher weighted average interest rates. As of December 31, 2022, the size of our portfolio increased to $1,225.6 million from $770.3 million as of December 31, 2021, at cost. As of December 31, 2022, the weighted average yield of our debt and income producing investments increased to 10.61% from 6.93% as of December 31, 2021 on cost, primarily due to the increase in base interest rates. The shifting environment in base interest rates, such as LIBOR or SOFR, may continue to affect our investment income over the long term.
Investment income, attributable to interest and fees on our debt investments increased to $36.3 million for the year ended December 31, 2021 from $13.3 million for the year ended December 31, 2020, primarily due to the increase in our investment activity as a result of our increase in deployed capital as we continued to grow our investment portfolio. As of December 31, 2021, the size of our portfolio increased to $770.3 million from $338.7 million as of December 31, 2020, at cost.
Expenses
Total expenses before expense support increased to $37.2 million for the year ended December 31, 2022, from $16.6 million for the year ended December 31, 2021.
Interest and debt financing expenses increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher average daily borrowings, higher average interest rates, and the CLO-I 2022 Debt Securitization (defined below). The average daily borrowings for the year ended December 31, 2022 was $566.2 million compared to $287.3 million for the year ended December 31, 2021. The average interest rate for the year ended December 31, 2022 was 4.29% compared to 3.00% for the year ended December 31, 2021.
Total expenses before expense support increased to $16.6 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020.
The increase in interest and debt financing expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by increased draws under the Financing Facilities (as defined below) due to the increased deployment of capital for investments.
The increase in management fees for the year ended December 31, 2022 from the comparable period in 2021 and for the year ended December 31, 2021 from the comparable period in 2020 were driven by our deployment of capital and our increasing invested balance.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in administration fees and other general and administrative fees for the year ended December 31, 2022 from the comparable period in 2021 was driven by growing needs of the business given the increase in the Company's size.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
For the year ended December 31, 2022, we had a net realized loss on investments of $(262) thousand compared to a net realized gain of $819 thousand for the year ended December 31, 2021. This is primarily due to a realized loss from a restructuring of a portfolio company, partially offset by gains from repayment activity of multiple portfolio companies during the year ended December 31, 2022.
As a result of repayment and/or sales activity during the following periods, we had a net realized gain on investments of $819 thousand for the year ended December 31, 2021 compared to a realized gain of $409 thousand for the year ended December 31, 2020.
We recorded a net change in unrealized depreciation of $(27.9) million for the year ended December 31, 2022, compared to net unrealized appreciation of $6.2 million for the year ended December 31, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
We recorded a net change in unrealized appreciation of $6.2 million for the year ended December 31, 2021, compared to net unrealized depreciation of $(3.5) million for the year ended December 31, 2020, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.
The decrease in total net gain for the year ended December 31, 2022, compared to the total net gain for the year ended December 31, 2021 was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, further negatively impacted the valuation of our portfolio investments primarily through a combination of overall market widening of credit spreads and modest softening of our portfolio companies' credit metrics.

The total net gain for the year ended December 31, 2021, was primarily related to the continued improvement of the financial markets, which directly benefited the valuation of our portfolio investments compared to the total net loss the year ended December 31, 2020 . The fair value of our portfolio investments for the year ended December 31, 2021 was positively impacted by a tightening credit spread environment, an improvement in financial performance due to the lessening impacts of the COVID-19 pandemic, as well as tailwinds from an improving economy on certain portfolio companies. While, the fair value of our portfolio investments throughout 2020 was negatively impacted by a widening credit spread environment and a decline in financial performance of the portfolio companies due to the COVID-19 pandemic.

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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 174.41% and 191.22%, respectively.

Cash and restricted cash as of December 31, 2022, taken together with our uncalled capital commitments of $359.7 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2022, we had $158.9 million available under our Wells Fargo Financing Facility (as defined below), $50.0 million available under our Subscription Facility (as defined below) and $45.0 million available under our SMBC Financing Facility (as defined below).
For the year ended December 31, 2022, our cash and cash equivalents balance increased by $4.1 million. During that period, $427.8 million was used in operating activities, primarily due to investment purchases of $502.3 million, offset by $49.3 million in repayments and sales of investments in portfolio companies. During the same period, $431.9 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $174.6 million, proceeds from secured borrowings of $762.2 million, and repayments of secured borrowings of $466.8 million.
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

Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one Preference Shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of December 31, 2022, TIAA owned 3,671,631 shares of our common stock.
On March 13, 2020, we held our Initial Closing in connection with the Initial Fundraising Period and entered into subscription agreements with a number of investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The final closing of the Follow-on Offering was held on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of December 31, 2022, we had received capital commitments totaling $905.2 million ($359.7 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.

The following table summarizes total shares issued and proceeds received related to capital activity from inception to December 31, 2022 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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
The following table summarizes the dividends declared from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
Wells Fargo Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Agreement”) executed on October 23, 2018. The Agreement was originally executed among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (the “Lender”) and administrative agent. As part of the Agreement, the Predecessor Entity issued to the Lender a $175 million variable funding note (“Wells Fargo Financing Facility”). Effective on the date of the Merger, the Agreement with the Lender was transferred to SPV I and the borrowings under the Agreement were assumed by SPV I and the Company services as the collateral manager (the “Wells Fargo Financing Facility Agreement”). See Note 5 to the consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K for more information on our debt.
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
As of December 31, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50% per annum.
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
As of December 31, 2022 and December 31, 2021, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and LIBOR plus 1.75%, respectively, per annum. We also pay an unused commitment fee of 0.25% per annum.
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
The SMBC Financing Facility Agreement was amended on December 23, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225 million to $300 million (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is a structuring fee of 1.00% and an unused commitment fee of 0.50% per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of December 31, 2022 and December 31, 2021, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one month LIBOR plus 2.15%, respectively, per annum.

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

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of December 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

	Payments Due by Period
As of December 31, 2021	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
SPV I - Financing Facility	$231,600	$—	$—	$231,600	$—
Subscription Facility	34,000	34,000	—	—	—
SPV II - Financing Facility	144,447	—	—	144,447	—
Total debt obligations	$410,047	$34,000	$—	$376,047	$—

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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	—	182	March 31, 2023
June 30, 2020	3	—	—	3	June 30, 2023
September 30, 2020	466	—	—	466	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
Total	$2,843	$—	$(1,696)	$1,147
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2022 and December 31, 2021. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Annual Report Form 10-K.

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

For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part I, Item 1 of this Annual Report Form 10-K.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2022, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments
On March 7, 2023, our Board has designated the Adviser as our valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations.
On March 7, 2023, our Board determined to conduct a follow-on private offering of our shares of common stock (the "Follow-on Offering"). The initial closing of the Follow-on Offering is expected to occur during the fiscal year ending March 31, 2023 and to hold additional closings until the conclusion of fiscal quarter ending June 30, 2023.

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

As of December 31, 2022, on a fair value basis, approximately 4.58% of our debt investments bear interest at a fixed rate and approximately 95.42% of our debt investments bear interest at a floating rate. As of December 31, 2022, 99.66% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of December 31, 2022. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of December 31, 2022, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(2,873)	$(1,764)	$(1,109)
Base Interest Rate	—	—	—
+100 Basis Points	11,493	7,054	4,439
+200 Basis Points	22,986	14,109	8,877
+300 Basis Points	34,479	21,163	13,316

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.
NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2023

We have served as the Company’s auditor since 2019.

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,225,573 and $770,298, respectively)	$1,200,376	$773,013
Cash and cash equivalents	39,270	35,186
Restricted cash	50	50
Due from adviser expense support (See Note 4)	1,147	2,651
Interest receivable	11,898	4,748
Receivable for investments sold	719	5,207
Contribution receivable	458	—
Prepaid expenses	41	64
Total assets	$1,253,959	$820,919

Liabilities
Secured borrowings (net of $5,675 and $3,682 deferred financing costs, respectively) (See Note 5)	$699,772	$406,365
Payable for investments purchased	56	25,744
Interest payable	8,812	2,073
Due to adviser expense support (See Note 4)	1,147	2,651
Management fees payable	2,211	1,376
Distributions payable	14,325	7,640
Directors’ fees payable	96	96
Accounts payable and accrued expenses	2,583	923
Total liabilities	$729,002	$446,868

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 28,650,548 and 19,293,813 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$287	$193
Paid-in-capital in excess of par value	548,600	370,426
Total distributable earnings (loss)	(23,930)	3,432
Total net assets	$524,957	$374,051

Total liabilities and net assets	$1,253,959	$820,919

Net asset value per share (See Note 8)	$18.32	$19.39

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$79,868	$34,902	$13,018
Payment-in-kind interest income	789	113	28
Dividend income	225	213	—
Other income	1,571	1,062	257
Total investment income	82,453	36,290	13,303

Expenses:
Interest and debt financing expenses	25,695	9,827	4,486
Management fees (See Note 4)	7,464	4,049	1,522
Professional fees	1,811	1,316	1,299
Directors' fees	383	383	383
Administration fees (See Note 4)	1,111	660	534
Other general and administrative expenses	708	324	288
Total expenses before expense support	37,172	16,559	8,512
Expense support (See Note 4)	(179)	(522)	(424)
Net expenses after expense support	36,993	16,037	8,088
Net investment income	45,460	20,253	5,215

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(262)	819	409
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(27,912)	6,194	(3,479)
Total net realized and unrealized gain (loss) on investments	(28,174)	7,013	(3,070)

Net increase (decrease) in net assets resulting from operations	$17,286	$27,266	$2,145

Per share data:
Net investment income per share - basic and diluted	$1.95	$1.58	$1.05
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.74	$2.12	$0.43
Weighted average common shares outstanding - basic and diluted	23,279,341	12,849,333	4,964,753

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$45,460	$20,253	$5,215
Net realized gain (loss) on investments	(262)	819	409
Net change in unrealized appreciation (depreciation) on investments	(27,912)	6,194	(3,479)
Net increase (decrease) in net assets resulting from operations	17,286	27,266	2,145
Shareholder distributions:
Distributions declared from earnings (1)	(44,567)	(20,320)	(5,637)
Net increase (decrease) in net assets resulting from shareholder distributions	(44,567)	(20,320)	(5,637)
Capital share transactions:
Issuance of common shares, net	174,964	209,140	94,920
Reinvestment of shareholder distributions	3,223	324	2
Net increase (decrease) in net assets resulting from capital share transactions	178,187	209,464	94,922
Total increase (decrease) in net assets	150,906	216,410	91,430
Net assets, at beginning of period	374,051	157,641	66,211
Net assets, at end of period	$524,957	$374,051	$157,641
_______________
(1)For the years ended December 31, 2022, 2021 and 2020, distributions declared from earnings were derived from net investment income and capital gains. Refer to "Note 9. Income Tax" for further details.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,286	$27,266	$2,145

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(502,250)	(610,690)	(211,197)
Proceeds from principal repayments and sales of investments	49,264	181,074	51,942
Payment-in-kind interest	(789)	(112)	(16)
Amortization of premium/accretion of discount, net	(1,762)	(1,013)	(278)
Net realized (gain) loss on investments	262	(819)	(409)
Net change in unrealized (appreciation) depreciation on investments	27,912	(6,194)	3,479
Amortization of deferred financing costs	1,408	889	315
Amortization of offering costs	(82)	(68)	(77)
Changes in operating assets and liabilities:
Due from adviser expense support	1,504	(248)	(707)
Interest receivable	(7,150)	(2,720)	(183)
Receivable for investments sold	4,488	(4,261)	1,630
Prepaid expenses	23	(26)	(38)
Other assets	—	128	(128)
Payable for investments purchased	(25,688)	25,744	—
Interest payable	6,739	797	77
Due to adviser expense support	(1,504)	248	707
Due to affiliate	—	—	(9)
Management fees payable	835	848	197
Directors’ fees payable	—	—	73
Accounts payable and accrued expenses	1,660	38	334
Net cash provided by (used in) operating activities	(427,844)	(389,119)	(152,143)

Cash flows from financing activities:
Proceeds from issuance of common shares	174,588	209,208	94,997
Shareholder distributions	(34,659)	(14,712)	(3,279)
Proceeds from secured borrowings	762,200	329,400	147,747
Repayments of secured borrowings	(466,800)	(111,535)	(74,000)
Payments of deferred financing costs	(3,401)	(664)	(4,135)
Net cash provided by (used in) financing activities	431,928	411,697	161,330

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	4,084	22,578	9,187
Cash and Cash Equivalents and Restricted Cash, beginning of period	35,236	12,658	3,471
Cash and Cash Equivalents and Restricted Cash, end of period	$39,320	$35,236	$12,658

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,548	$9,735	$4,248
Cash paid during the period for taxes	$—	$—	$4

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$3,223	$324	$2

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated Statements of Assets and Liabilities that sum to the total of comparable amounts on the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$39,270	$35,186	$12,608
Restricted cash	50	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$39,320	$35,236	$12,658

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	10.77%	10/31/2025	$14,807	$14,700	$14,375	2.74%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	10.64%	10/22/2026	9,297	9,200	8,614	1.64%
Arotech (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.25%	11.02%	10/22/2026	452	450	419	0.08%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	12/22/2026	7,350	7,272	6,954	1.33%
Valkyrie		Subordinated Debt	N/A	10.50% (Cash) 1.00%(PIK)	11/17/2027	2,808	2,754	2,748	0.52%
Total Aerospace & Defense							34,376	33,110	6.31%

Automotive
American Auto Auction Group	(6) (13) (15)	First Lien Term Loan	S + 5.00%	9.59%	12/30/2027	10,627	10,533	8,348	1.59%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	10.89%	1/14/2026	7,010	6,293	6,093	1.16%
Classic Collision (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.89%	1/14/2026	7,830	7,766	7,607	1.45%
Collision Right	(13)	First Lien Term Loan	S + 4.75%	9.34%	4/14/2028	4,838	4,808	4,733	0.90%
Collision Right (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.34%	4/14/2028	506	(4)	(11)	—%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	7,422	7,299	7,167	1.37%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75%(PIK)	2/21/2028	4,386	—	(150)	(0.03%)
JEGS Automotive	(6)	First Lien Term Loan	L + 6.00%	10.77%	12/22/2027	4,029	3,995	3,773	0.72%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 5.75%	10.52%	12/22/2027	930	—	(59)	(0.01%)
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	4/18/2028	14,888	14,751	14,443	2.75%
Randys Holdings, Inc	(9) (13)	First Lien Term Loan	S + 6.50%	11.09%	11/1/2028	11,250	11,028	11,031	2.10%
Randys Holdings, Inc (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.50%	11.09%	11/1/2028	3,750	—	(73)	(0.01%)
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 4.75%	9.34%	3/1/2029	6,928	6,865	6,890	1.31%
S&S Truck Parts	(13)	First Lien Term Loan	S + 4.75%	9.11%	3/1/2029	1,171	1,160	1,164	0.22%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.34%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.11%	3/1/2029	1,740	1,592	1,583	0.30%
Total Automotive							76,086	72,538	13.82%

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	S + 4.50%	9.09%	11/18/2026	5,991	5,951	5,889	1.12%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	8.86%	2/28/2025	3,850	3,869	3,824	0.73%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.50%	9.86%	5/11/2028	6,497	6,436	6,367	1.21%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.11%	5/11/2028	1,967	—	(39)	(0.01%)
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/8/2027	6,654	6,598	6,521	1.25%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 5.75%	10.52%	10/14/2028	7,199	450	319	0.06%
Risk Strategies (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.09%	11/1/2026	11,045	332	145	0.03%
Risk Strategies (Delayed Draw)	(9)	First Lien Term Loan	S + 5.50%	10.09%	11/1/2026	3,945	3,945	3,839	0.73%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	9.34%	3/26/2027	14,806	14,754	14,486	2.76%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	1,981	1,965	1,912	0.36%
World Insurance Associates (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	5,005	2,472	2,298	0.44%
World Insurance Associates (Delayed Draw)	(9)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	8,000	8,000	7,721	1.47%
Total Banking, Finance, Insurance, Real Estate							54,772	53,282	10.15%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC		Subordinated Debt	S + 7.75%	12.34%	8/30/2027	9,300	9,125	9,216	1.76%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.52%	9/28/2027	9,900	9,819	9,832	1.87%
Dessert Holdings	(6)	Subordinated Debt	L + 7.25%	12.02%	6/8/2029	9,000	8,860	8,325	1.59%
Fresh Edge		Subordinated Debt	S + 9.00%	13.36%	4/3/2029	3,770	3,679	3,679	0.70%
GA Foods	(13) (16)	First Lien Term Loan	L + 5.50%	9.77% (Cash) 0.50%(PIK)	12/1/2026	14,781	14,676	8,898	1.69%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	11.77%	10/14/2026	14,663	14,466	14,663	2.79%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	8.89%	7/30/2025	2,888	2,867	2,633	0.50%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.50%	11.27%	8/13/2027	14,850	14,672	13,769	2.62%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	4/20/2027	3,290	3,264	3,225	0.62%
Watermill Express, LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.27%	4/20/2027	318	197	191	0.04%
Total Beverage, Food & Tobacco							81,625	74,431	14.18%

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	8.89%	4/8/2026	7,201	7,159	7,018	1.34%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	8.89%	4/8/2026	2,709	(22)	(69)	(0.01%)
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	5/19/2028	4,872	4,825	4,785	0.91%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	9.84%	5/19/2028	2,875	2,828	2,824	0.54%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	9.59%	5/19/2028	7,211	4,484	4,356	0.83%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	12/15/2026	6,534	6,486	6,368	1.21%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	12/15/2026	5,665	5,642	5,521	1.05%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	12/15/2026	2,598	2,598	2,532	0.48%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	11/1/2028	8,824	8,790	8,624	1.64%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	11/1/2028	1,079	1,069	1,054	0.20%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	3/18/2029	2,408	2,364	2,292	0.44%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	3/18/2029	900	—	(44)	(0.01%)
Total Capital Equipment							46,223	45,261	8.62%

Chemicals, Plastics, & Rubber
Ascensus	(9)	Subordinated Debt	L + 6.50%	11.27%	8/2/2029	9,000	8,929	8,447	1.61%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	8.64%	6/30/2028	9,831	9,669	9,504	1.81%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.25%	9.02%	12/29/2025	2,088	2,098	2,061	0.39%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.52%	5/8/2028	14,919	14,837	14,517	2.77%
Total Chemicals, Plastics, & Rubber							35,533	34,529	6.58%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	9.53%	7/30/2027	10,702	10,612	10,702	2.04%
Gannett Fleming	(13)	First Lien Term Loan	S + 6.50%	11.09%	12/20/2028	10,000	9,801	9,801	1.87%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/15/2027	9,410	9,250	8,917	1.70%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/15/2027	4,938	1,594	1,377	0.26%
Total Construction & Building							31,257	30,797	5.87%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	8.89%	6/30/2025	5,728	5,686	5,062	0.97%
Petmate	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/15/2028	9,900	9,815	7,951	1.51%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 5.00%	9.59%	9/7/2028	9,975	9,881	9,881	1.88%
Total Consumer Goods: Durable							25,382	22,894	4.36%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.75%	9.11%	9/10/2027	12,733	12,628	12,609	2.40%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	8.89%	12/24/2023	3,842	3,816	3,746	0.71%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	9.84%	6/30/2028	6,858	6,793	6,784	1.29%
Elevation Labs (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	9.84%	6/30/2028	3,125	(29)	(34)	(0.01%)
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	3/1/2027	7,823	7,762	7,055	1.35%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	3/1/2027	6,951	6,897	6,269	1.20%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/29/2026	2,531	2,510	2,531	0.48%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/29/2026	7,350	7,324	7,350	1.40%
Ultima Health Holdings, LLC		Subordinated Debt	N/A	11.00% (Cash) 1.50%(PIK)	3/12/2029	1,708	1,676	1,671	0.32%
Total Consumer Goods: Non-durable							49,377	47,981	9.14%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	11.34%	10/7/2026	12,613	12,571	12,313	2.35%
B2B Packaging (Delayed Draw)	(13)	First Lien Term Loan	S + 6.75%	11.53%	10/7/2026	2,232	2,232	2,179	0.41%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	11.34%	10/7/2026	118	115	115	0.02%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	9.03%	5/5/2029	7,653	7,545	7,516	1.43%
Good2Grow	(6) (13)	First Lien Term Loan	L + 4.50%	9.27%	12/1/2027	9,925	9,842	9,720	1.85%
Oliver Packaging		Subordinated Debt	N/A	10.00% (Cash) 1.00%(PIK)	1/6/2029	2,523	2,476	2,395	0.46%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/17/2025	3,013	2,992	2,995	0.57%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/17/2025	7,350	7,301	7,304	1.39%
Total Containers, Packaging & Glass							45,074	44,537	8.48%

Environmental Industries
Cadmus	(6)	First Lien Term Loan	S + 5.25%	9.84%	9/14/2027	3,292	3,266	3,208	0.61%
Cadmus (Delayed Draw)	(11)	First Lien Term Loan	L + 5.25%	9.64%	9/14/2027	1,663	1,152	1,110	0.21%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(13)	First Lien Term Loan	S + 5.25%	9.61%	8/31/2028	6,715	6,651	6,649	1.27%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.14%	11/30/2027	4,922	4,879	4,810	0.92%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	10.52%	11/30/2027	4,996	4,114	4,001	0.76%
Total Environmental Industries							20,062	19,778	3.77%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	12/17/2027	7,953	7,885	7,731	1.47%
Affinity Hospice (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	9.52%	12/17/2027	1,981	—	(55)	(0.01%)
Anne Arundel		Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	2,888	2,838	2,688	0.51%
Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,815	1,734	0.33%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,880	1,730	0.33%
Forefront Dermatology	(6) (9) (13)	First Lien Term Loan	S + 4.25%	8.61%	4/2/2029	5,360	5,259	5,222	0.99%
Forefront Dermatology (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 4.25%	8.61%	4/2/2029	1,007	895	869	0.17%
Genesee Scientific	(6) (9)	First Lien Term Loan	L + 5.00%	9.77%	9/30/2027	6,019	5,971	5,897	1.12%
Genesee Scientific (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.27%	9/30/2027	2,027	—	(41)	(0.01%)
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 4.75%	9.34%	12/9/2027	6,467	6,411	6,467	1.23%
GHR Healthcare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 4.75%	9.34%	12/9/2027	3,444	2,023	2,023	0.39%
GHR Healthcare (Incremental)	(9) (13)	First Lien Term Loan	S + 4.75%	9.53%	12/9/2027	5,033	4,938	5,033	0.96%
Heartland Veterinary Partners LLC (Incremental)		Subordinated Debt	S + 7.50%	12.09%	12/10/2027	1,900	1,865	1,862	0.35%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(11)	Subordinated Debt	S + 7.50%	12.09%	12/10/2027	9,500	—	(190)	(0.04%)
InfuCare RX	(6) (13)	First Lien Term Loan	S + 4.50%	9.09%	1/4/2028	9,900	9,814	9,695	1.85%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.09%	8/20/2027	9,113	9,039	8,579	1.63%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/1/2027	8,288	8,169	8,031	1.53%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/1/2027	3,025	777	711	0.14%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	5/28/2027	7,759	7,695	7,445	1.42%
Sandlot Buyer, LLC (Prime Time Healthcare)	(13)	First Lien Term Loan	S + 6.00%	10.78%	9/19/2028	9,875	9,587	9,589	1.83%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(13)	First Lien Term Loan	S + 5.75%	10.34%	10/5/2029	7,549	7,475	7,404	1.41%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	10.34%	10/5/2029	2,451	—	(47)	(0.01%)
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	4/17/2028	14,815	14,704	14,254	2.72%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	10.53%	8/22/2028	3,413	3,348	3,350	0.64%
Wellspring Pharmaceutical (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	10.53%	8/22/2028	1,579	(11)	(29)	(0.01%)
Total Healthcare & Pharmaceuticals							112,377	109,952	20.94%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	6/10/2026	5,691	5,648	5,508	1.05%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	6/10/2026	2,520	2,520	2,439	0.47%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	9.86%	6/10/2026	1,722	1,683	1,666	0.32%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	11.39%	8/4/2025	12,599	12,570	12,136	2.31%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	10.52%	8/4/2025	3,422	3,399	3,269	0.62%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	10.89%	8/4/2025	1,491	1,481	1,425	0.27%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	11.02%	8/4/2025	170	170	163	0.03%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	11.02%	8/4/2025	107	107	103	0.02%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.34%	4/14/2028	12,192	12,080	12,021	2.29%
Eliassen Group LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	4/14/2028	2,777	409	377	0.07%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	5/31/2024	9,474	9,435	9,474	1.81%
Fineline Merger		Subordinated Debt	L + 8.75%	13.52%	8/22/2028	2,941	2,905	2,926	0.56%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.63%	10.21%	12/21/2027	11,690	11,590	11,260	2.14%
Go Engineer (Delayed Draw)	(9)	First Lien Term Loan	S + 5.63%	9.98%	12/21/2027	3,184	3,157	3,066	0.58%
Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.09%	6/14/2028	4,375	4,334	4,319	0.82%
Infobase Acquisition, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.09%	6/14/2028	721	—	(9)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.25%	10.03%	8/8/2028	7,873	7,797	7,871	1.50%
ITSavvy LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.09%	8/8/2028	2,107	(20)	—	—%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	10.02%	1/23/2025	5,857	5,857	5,857	1.12%
Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	8.89%	3/28/2025	3,286	3,275	3,227	0.62%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.50%	8.89%	10/21/2026	4,733	4,695	4,665	0.89%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 5.75%	10.34%	4/15/2027	4,286	4,273	3,985	0.76%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.34%	4/15/2027	1,101	1,092	1,023	0.19%
Revalize (Delayed Draw)	(9)	First Lien Term Loan	S + 5.75%	10.34%	4/15/2027	244	243	227	0.04%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	10.77%	11/5/2026	9,309	9,223	8,116	1.55%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/28/2028	1,763	1,732	1,669	0.32%
Solve Industrial Motion Group (Delayed Draw)		Subordinated Debt	N/A	10.75%	6/28/2028	2,019	2,019	1,912	0.36%
Total High Tech Industries							111,674	108,695	20.71%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 4.50%	9.27%	12/10/2026	2,978	2,953	2,933	0.56%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 4.50%	8.89%	12/10/2026	1,946	1,945	1,916	0.36%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Tinuiti (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 4.50%	9.27%	12/10/2026	9,963	5,935	5,781	1.10%
Wpromote	(13)	First Lien Term Loan	S + 6.00%	10.36%	10/23/2028	4,412	4,325	4,326	0.83%
Wpromote (Delayed Draw)	(11)	First Lien Term Loan	S + 6.00%	10.36%	10/23/2028	588	(4)	(11)	—%
Total Media: Advertising, Printing & Publishing							15,154	14,945	2.85%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	8.89%	8/12/2027	2,916	2,893	2,842	0.54%
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	8.89%	8/12/2027	2,563	2,529	2,498	0.48%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.77%	12/9/2026	8,123	8,067	7,784	1.48%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.77%	12/9/2026	2,886	2,866	2,765	0.53%
Spectrio II (Delayed Draw)	(9) (11) (13)	First Lien Term Loan	L + 6.00%	10.77%	12/9/2026	3,820	426	287	0.05%
Total Media: Diversified & Production							16,781	16,176	3.08%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	8.89%	12/15/2027	5,895	5,916	5,612	1.07%
Total Retail							5,916	5,612	1.07%

Services: Business
Big Truck Rental		Subordinated Debt	L + 8.00%	12.39%	9/30/2027	10,000	9,832	9,988	1.90%
Big Truck Rental		Subordinated Debt	L + 8.00%	12.39%	9/23/2027	2,500	2,500	2,497	0.48%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	8/2/2027	5,402	5,357	5,003	0.95%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	8/2/2027	2,211	2,191	2,048	0.39%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	8/2/2027	2,796	2,774	2,589	0.49%
Bounteous (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	9.77%	8/2/2027	4,467	—	(330)	(0.06%)
BroadcastMed Holdco, LLC		Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,451	3,383	3,384	0.64%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.52%	9/30/2026	13,848	13,722	13,848	2.63%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/1/2027	7,820	7,753	7,678	1.46%
BusinesSolver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.64%	12/1/2027	2,121	173	143	0.03%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/30/2027	3,055	3,005	2,981	0.57%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	9.89%	9/24/2026	311	309	311	0.06%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/24/2026	2,319	2,303	2,319	0.44%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/24/2026	212	212	212	0.04%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.34%	6/1/2029	8,257	8,103	8,153	1.55%
CrossCountry Consulting (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	6/1/2029	3,320	(30)	(42)	(0.01%)
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.25%	9.84%	9/16/2028	7,567	7,422	7,415	1.41%
D&H United Fueling Solutions (Delayed Draw)		First Lien Term Loan	S + 5.25%	9.84%	9/16/2028	2,408	2,386	2,360	0.45%
E78	(6)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	5,657	5,608	5,556	1.06%
E78	(13)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	1,452	1,439	1,427	0.27%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	4,253	4,217	4,178	0.80%
E78 (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	3,559	604	540	0.10%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.59%	6/15/2029	12,087	11,859	11,799	2.25%
Evergreen Services Group (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	6/15/2029	2,883	2,063	2,021	0.38%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/21/2026	9,337	9,271	9,337	1.78%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.77%	9/21/2026	1,555	1,555	1,555	0.30%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	10.77%	9/21/2026	3,854	3,824	3,854	0.73%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50%(PIK)	1/16/2026	2,498	2,467	2,498	0.48%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.50%	11.27%	12/17/2025	7,358	7,307	7,203	1.37%
Lion Merger Sub Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.50%	11.27%	12/17/2025	7,387	7,290	7,232	1.38%
LSCS Holdings Inc.	(6) (13) (15)	First Lien Term Loan	L + 4.50%	8.89%	12/16/2028	9,900	9,855	9,554	1.82%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	11.02%	12/23/2026	9,900	9,816	9,664	1.84%
Output Services Group, Inc.		First Lien Term Loan	S + 6.75%	9.84% (Cash) 1.50% (PIK)	6/29/2026	3,863	3,349	3,057	0.58%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	9.86%	8/22/2029	15,000	14,855	14,820	2.82%
Plaze		Subordinated Debt	L + 7.50%	11.89%	7/7/2028	15,000	14,617	14,318	2.73%
RoadOne	(11)	Subordinated Debt	N/A	8.75% (Cash) 5.00%(PIK)	6/30/2029	1,397	(21)	(42)	(0.01%)
RoadOne		Subordinated Debt	N/A	8.75% (Cash) 5.00%(PIK)	6/30/2029	4,469	4,335	4,335	0.83%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.09%	12/15/2028	8,016	7,946	7,797	1.49%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.09%	12/15/2028	1,923	—	(53)	(0.01%)
Smile Brands		Subordinated Debt	L + 8.50%	13.64%	4/13/2026	9,597	9,489	8,765	1.67%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	13.64%	4/13/2026	1,959	—	(170)	(0.03%)
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	8.39%	3/31/2028	8,461	8,410	8,519	1.62%
Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	9.09%	6/22/2029	6,841	6,776	6,757	1.29%
Technical Safety Services (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	9.09%	6/22/2029	3,125	1,052	1,043	0.20%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	9.78%	4/2/2029	9,975	9,881	9,743	1.86%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	10.84%	5/28/2029	3,000	2,970	2,964	0.56%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 5.75%	10.11%	5/27/2029	7,481	7,411	7,202	1.37%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Trilon Group, LLC (Delayed Draw)		First Lien Term Loan	S + 5.75%	10.11%	5/27/2029	7,500	7,499	7,220	1.38%
Trilon Group, LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 6.25%	10.84%	5/28/2029	2,000	184	160	0.03%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	6/29/2027	4,629	4,582	4,461	0.85%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.50%	10.28%	6/29/2027	152	150	148	0.03%
Vital Records Control (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	6/29/2027	185	60	57	0.01%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	9.02%	12/5/2024	3,858	3,846	3,824	0.73%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	8.64%	12/5/2024	6,120	6,087	6,067	1.16%
Total Services: Business							262,048	257,967	49.14%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	8,314	8,314	8,233	1.56%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	257	—	(3)	0.00%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	1,714	—	(17)	0.00%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	1,714	—	(17)	0.00%
All My Sons	(6) (13)	First Lien Term Loan	L + 4.75%	9.14%	10/25/2028	5,318	5,273	5,252	1.00%
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(9)	First Lien Term Loan	S + 5.50%	10.09%	7/31/2025	5,000	4,999	4,968	0.95%
Apex Services Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.09%	7/31/2025	5,000	4,955	4,968	0.95%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	4/27/2029	9,975	9,867	9,483	1.81%
Fairway Lawns		Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,628	2,549	2,549	0.49%
Fairway Lawns	(11)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,171	—	(185)	(0.04%)
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.75%	10.34%	6/15/2028	3,969	3,932	3,942	0.75%
Liberty Buyer (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	6/15/2028	747	298	293	0.05%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	9.53%	9/16/2024	5,382	5,363	5,247	1.00%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	9.53%	9/16/2024	705	705	687	0.13%
NJEye LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.53%	9/16/2024	2,272	1,774	1,726	0.33%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	10.84%	6/6/2025	2,529	2,526	2,459	0.47%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	10.84%	6/6/2025	219	219	213	0.04%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	10.02%	11/26/2025	3,884	3,885	3,636	0.69%
Total Services: Consumer							54,659	53,434	10.18%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.09%	7/18/2028	4,395	4,311	4,254	0.81%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.09%	7/18/2028	4,988	4,988	4,828	0.92%
Total Sovereign & Public Finance							9,299	9,082	1.73%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	8.89%	11/17/2027	6,138	6,138	5,906	1.13%
BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	8.89%	11/17/2027	1,845	1,775	1,705	0.32%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (10) (13)	First Lien Term Loan	S + 5.00%	9.59%	10/29/2027	5,815	5,766	5,589	1.06%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (10) (13)	First Lien Term Loan	S + 5.00%	9.59%	10/29/2027	4,085	4,085	3,927	0.75%
Mobile Communications America, Inc.	(6)	First Lien Term Loan	S + 5.38%	9.97%	3/4/2025	3,856	3,862	3,781	0.72%
Mobile Communications America, Inc.	(13)	First Lien Term Loan	S + 5.38%	9.97%	3/4/2025	4,313	4,236	4,198	0.80%
Mobile Communications America, Inc. (Incremental)	(6)	First Lien Term Loan	S + 5.38%	9.97%	3/4/2025	685	684	672	0.13%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.89%	4/16/2027	10,157	10,080	9,815	1.87%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	10.02%	11/20/2025	6,720	6,683	6,514	1.24%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.27%	4/3/2028	7,568	7,502	6,967	1.33%
Total Telecommunications							50,811	49,074	9.35%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(13)	First Lien Term Loan	L + 5.00%	9.77%	12/23/2026	9,975	9,783	9,781	1.86%
Kenco Group, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.09%	11/15/2029	8,584	8,415	8,416	1.60%
Kenco Group, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.09%	11/15/2029	1,416	(28)	(28)	(0.01%)
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.09%	5/5/2025	260	259	257	0.05%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 5.75%	10.34%	5/5/2025	904	898	889	0.17%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.25%	10.84%	5/5/2025	183	181	181	0.03%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.09%	5/5/2025	4,412	4,386	4,363	0.83%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.25%	10.84%	5/5/2025	1,372	1,347	1,357	0.26%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	13.77%	6/30/2027	5,805	5,715	5,805	1.11%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	13.77%	6/30/2027	4,029	3,962	4,029	0.77%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 4.75%	9.52%	12/30/2026	1,137	1,128	1,116	0.21%
SEKO Global Logistics (Delayed Draw) (Incremental)	(11)	First Lien Term Loan	L + 5.00%	9.77%	12/30/2026	4,516	992	910	0.17%
SEKO Global Logistics (Incremental)	(13)	First Lien Term Loan	L + 5.00%	9.77%	12/30/2026	1,533	1,518	1,505	0.29%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.50%	9.64%	3/19/2027	2,809	2,732	2,770	0.53%
Total Transportation: Cargo							41,288	41,351	7.87%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,194	2,170	2,132	0.41%
TPC Wire & Cable (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	940	776	757	0.14%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	10.02%	9/15/2026	1,946	1,925	1,841	0.35%
Total Utilities: Electric							4,871	4,730	0.90%

Wholesale
ISG Merger Sub, LLC (dba Industrial Service Group)	(13)	First Lien Term Loan	S + 6.25%	10.61%	12/7/2028	6,591	6,459	6,461	1.23%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(11)	First Lien Term Loan	S + 6.25%	10.61%	12/7/2028	3,409	(17)	(67)	(0.01%)
Wittichen Supply	(6)	First Lien Term Loan	S + 4.50%	9.09%	7/30/2027	4,992	4,946	4,992	0.95%
Wittichen Supply		Subordinated Debt	N/A	9.50% (Cash) 1.50% (PIK)	7/31/2028	4,242	4,173	4,242	0.81%
Wittichen Supply		Subordinated Debt	N/A	12.00% (PIK)	7/30/2029	1,798	1,766	1,798	0.34%
Wittichen Supply (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	9.09%	7/31/2028	2,482	1,974	1,996	0.38%
Wittichen Supply (Delayed Draw) (Incremental)	(11)	Subordinated Debt	N/A	9.00% (Cash) 1.00% (PIK)	7/31/2028	3,360	—	—	—%
Wittichen Supply (Incremental)		Subordinated Debt	N/A	9.00% (Cash) 1.00% (PIK)	7/31/2028	3,485	3,419	3,485	0.66%
Total Wholesale							22,720	22,907	4.36%

Total Debt Investments							1,207,365	1,173,063	223.46%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Automotive
Covercraft	(8) (14)	Equity Investments	N/A	N/A	N/A	1	768	777	0.15%
S&S Truck Parts	(8) (14)	Equity Investments	N/A	N/A	N/A	—	378	353	0.07%
S&S Truck Parts	(8) (14)	Equity Investments	N/A	N/A	N/A	79	79	73	0.01%
Total Automotive							1,225	1,203	0.23%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (14)	Equity Investments	N/A	N/A	N/A	15	1,860	1,860	0.36%
Fresh Edge - Common	(8) (14)	Class B Units	N/A	N/A	N/A	1	—	—	—%
Fresh Edge - Preferred	(8) (14)	Preferred Units	N/A	N/A	N/A	1	592	592	0.11%
Total Beverage, Food & Tobacco							2,452	2,452	0.47%

Capital Equipment
Crete Mechanical Group	(8) (14)	Equity Investments	N/A	N/A	N/A	—	230	326	0.06%
Precision Surfacing - Common	(8) (14)	Preferred Units	N/A	N/A	N/A	3,750	3,750	3,840	0.73%
Repipe Specialists	(8) (14)	Equity Investments	N/A	N/A	N/A	—	239	216	0.04%
Total Capital Equipment							4,219	4,382	0.83%

Construction & Building
Erie Construction	(8) (14)	Equity Investments	N/A	N/A	N/A	—	166	585	0.11%
Gannett Fleming	(8) (14)	Limited Partnership Interest	N/A	N/A	N/A	425	425	425	0.08%
Total Construction & Building							591	1,010	0.19%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Equity Investments	N/A	N/A	N/A	—	98	41	0.01%
FoodScience	(8) (14)	Equity Investments	N/A	N/A	N/A	5	5	—	—%
Ultima Health Holdings, LLC	(8) (14)	Preferred Units	N/A	N/A	N/A	—	170	170	0.03%
Total Consumer Goods: Non-durable							273	211	0.04%

Containers, Packaging & Glass
Oliver Packaging	(8) (14)	Class A Common Units	N/A	N/A	N/A	9	930	975	0.19%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Specialized Packaging Group	(7) (8) (10) (14)	Class A Common Units	N/A	N/A	N/A	148	148	112	0.02%
Total Containers, Packaging & Glass							1,078	1,087	0.21%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (14)	Equity Investments	N/A	N/A	N/A	10	816	629	0.12%
Total Healthcare & Pharmaceuticals							816	629	0.12%

High Tech Industries
ITSavvy LLC	(8) (14)	Class A Common Units	N/A	N/A	N/A	1	522	694	0.13%
Solve Industrial Motion Group	(8) (14)	Equity Investments	N/A	N/A	N/A	—	313	266	0.05%
Total High Tech Industries							835	960	0.18%

Services: Business
BroadcastMed Holdco, LLC	(8) (14)	Preferred Units	N/A	N/A	N/A	57	853	853	0.16%
Career Now	(8) (14)	Equity Investments	N/A	N/A	N/A	6	624	720	0.14%
E78	(8) (14)	Equity Investments	N/A	N/A	N/A	1	523	619	0.12%
Hasa Inc	(8) (14)	Equity Investments	N/A	N/A	N/A	6	645	1,954	0.37%
RoadOne - Common	(8) (14)	Equity Investments	N/A	N/A	N/A	1,173	939	1,173	0.22%
Total Services: Business							3,584	5,319	1.01%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (14)	Equity Investments	N/A	N/A	N/A	2	243	258	0.05%
Total Services: Consumer							243	258	0.05%

Sovereign & Public Finance
LMI Renaissance	(8) (14)	Limited Partnership Interest	N/A	N/A	N/A	649	649	1,092	0.21%
Total Sovereign & Public Finance							649	1,092	0.21%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Equity Investments	N/A	N/A	N/A	671	332	2,061	0.39%
Total Transportation: Cargo							332	2,061	0.39%

Wholesale
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wittichen Supply	(8) (14)	Equity Investments	N/A	N/A	N/A	2	1,911	6,649	1.27%
Total Wholesale							1,911	6,649	1.27%

Total Equity Investments							18,208	27,313	5.20%
Cash equivalents	(12)						17,572	17,572	3.35%
Total Investments and Cash Equivalents							$1,243,145	$1,217,948	232.01%

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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, effective rates for 1M L, 3M L, 6M L and 12M L are 4.39%, 4.77%,5.14% and 5.48% respectively. As of December 31, 2022, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.36%, 4.59%, 4.78%, and 4.87% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $524,957 as of December 31, 2022.
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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2022, the Company held twenty-eight restricted securities with an aggregate fair value of $27,313, or 5.20% of the Company’s net assets. The acquisition dates of these securities were as follows: Hasa Inc. - July 15, 2020, Anne Arundel - October 16, 2020, Specialized Packaging Group - December 17, 2020, October 22, 2021 and February 9, 2022, SEKO Global Logistics - December 30, 2020, FoodScience - March 1, 2021, Solve Industrial Motion Group - June 30, 2021, Wittichen Supply - July 27, 2021, Erie Construction - July 30, 2021, Career Now - September 30, 2021, Covercraft - August 20, 2021, E78 - December 1, 2021, S&S Truck Parts - March 31, 2022 and August 1, 2022, Repipe Specialists - March 31, 2022, Crete Mechanical Group - May 19, 2022, LMI Renaissance - June 30, 2022, Oliver Packaging - July 12, 2022, Bardstown PPC Holdings LLC - July 13, 2022, ITSavy LLC - August 8, 2022, ADPD Holdings,LLC (a/k/a NearU) August 11, 2022 and Ultima Health Holdings LLC - September 12,2022, Gennett Fleming- December 20,2022, BroadcastMedHoldco, LLC - October 4, 2022 , Fresh Edge-Preferred- October 3,2022, Fresh Edge-Common- October 3, 2022 , RoadOne- Common- December 29, 2022.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 2.77% of the Company's total assets calculated in accordance with the 1940 Act.
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

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
(16)Loan was on non-accrual status as of December 31, 2022.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
(dollar amounts in thousands, including share data)

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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in Senior Loans. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022 the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The Company held its final closing of the Follow-on Offering on June 15, 2022. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value, unless otherwise disclosed within.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash. As of December 31, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK income provisions was $58,656 and $24,660, respectively, which represents approximately 4.89% and 3.19% of total investments at fair value, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company earned $789, $113, and $28, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2022 and 2021, the Company earned $225 and $213, respectively, of dividend income on its equity investments. For the year ended December 31, 2020, the Company earned no dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2022, 2021, and 2020 other income of $1,571, $1,062, and $257, respectively, was earned, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2022, the fair value of the loan on non-accrual status was $8,898, which represents approximately 0.74% of total investments at fair value. As of December 31, 2021, there were no loans in the Company's portfolio on non-accrual status.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.

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
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the years ended December 31, 2022, 2021, and 2020, the Company incurred offering costs of $82, $68 and $77, respectively.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Company did not incur any excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company plans to adopt this amendment and apply this update, where applicable, to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the fiscal year ended December 31, 2022.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). The amendments in ASU 2022-06 extend the period of time preparers can utilize the reference rate reform relief guidance. ASU 2022-06 became effective for all entities upon issuance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The company continues to evaluate the impact that the amendments in this update will have on the Company's consolidated financial statements and disclosures when applied.
SEC Disclosure Update and Simplification
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. As of December 31, 2022, the Board has not designated the Adviser to perform fair value determinations. The Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2022 and 2021, according to the fair value hierarchy:

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$22,964	$1,016,856	$1,039,820
Subordinated Debt	—	—	133,243	133,243
Equity Investments	—	—	27,313	27,313
Cash Equivalents	17,572	—	—	17,572
Total	$17,572	$22,964	$1,177,412	$1,217,948

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

As of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$5,456	$677,380	$682,836
Subordinated Debt	—	8,043	74,001	82,044
Equity Investments	—	—	8,133	8,133
Cash Equivalents	34,691	—	—	34,691
Total	$34,691	$13,499	$759,514	$807,704
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2022 and 2021:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2021	$677,380	$74,001	$8,133	$759,514
Purchase of investments	421,363	58,003	12,257	491,623
Proceeds from principal repayments and sales of investments	(44,866)	(4,131)	—	(48,997)
Payment-in-kind interest	51	738	—	789
Amortization of premium/accretion of discount, net	1,407	324	—	1,731
Net realized gain (loss) on investments	(340)	78	—	(262)
Net change in unrealized appreciation (depreciation) on investments	(28,184)	(3,813)	6,923	(25,074)
Transfers out of Level 3 (1)	(9,955)	—	—	(9,955)
Transfers to Level 3 (1)	—	8,043	—	8,043
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2022	$(28,852)	$(3,836)	$6,923	$(25,765)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2022 and 2021 were as follows:

Investment Type	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$943,976	Yield Method	Market Yield Discount Rates	8.00%	20.73%	10.64%
First Lien Term Loan	8,898	Recovery Analysis	Recovery Rate	60.20	60.20	60.20
First Lien Term Loans	63,982	Recent Transactions	Transaction Price	98.01	100.00	98.23
Subordinated Debt	107,500	Yield Method	Market Yield Discount Rates	11.72%	17.40%	13.19%
Subordinated Debt	25,743	Recent Transactions	Transaction Price	97.00	100.00	98.40
Equity	15,667	Enterprise Value	EBITDA Multiple	6.50x	19.50x	7.78x
Total	$1,165,766
Equity investments in the amount of $11,646 at December 31, 2022 have been excluded from the table above as the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$539,291	Yield Method	Implied Discount Rate	5.62%	12.71%	7.08%
First Lien Term Loans	138,089	Recent Transactions	Transaction Price	86.08	99.60	98.70
Subordinated Debt	74,001	Yield Method	Implied Discount Rate	6.64%	13.22%	10.87%
Equity	7,812	Enterprise Value	EBITDA Multiple	6.00x	14.00x	10.50x
Equity	321	Recent Transactions	Transaction Price	100.00	100.00	100.00
Total	$759,514
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
Financial Instruments disclosed but not carried at fair value
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy approximates their carrying values. The fair value of the 2022 Notes (as defined in Note 5) was based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements. The carrying value and fair value of the Company’s debt obligations were as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Wells Fargo Financing Facility (1)	$111,300	$111,300	$231,600	$231,600
Subscription Facility (1)	—	—	34,000	34,000
SMBC Financing Facility (1)	252,147	252,147	144,447	144,447
Class A-1 Notes (1)	199,000	193,627	—	—
Class A-1F Notes (1)	34,250	31,705	—	—
Class A-L Notes (1)	30,000	29,190	—	—
Class B Notes (1)	47,250	44,888	—	—
Class C Notes (1)	31,500	29,295	—	—
Total	$705,447	$692,152	$410,047	$410,047
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing costs.
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
For the years ended December 31, 2022, 2021, and 2020 base management fees were $7,464, $4,049, and $1,522, respectively. As of December 31, 2022 and 2021, $2,211 and $1,376, respectively, of such fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities.As of December 31, 2022 and 2021, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.

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
For the years ended December 31, 2022, 2021, and 2020, the Company incurred $1,111, $660, and $534, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, fees of $808 and $418, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
The following table presents a cumulative summary of the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	—	182	March 31, 2023
June 30, 2020	3	—	—	3	June 30, 2023
September 30, 2020	466	—	—	466	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
Total	$2,843	$—	$(1,696)	$1,147
The cumulative amount of expense payments by the Adviser as of December 31, 2022 and 2021, are $2,843 and $2,651, respectively.
For the years ended December 31, 2022, 2021, and 2020, the Company received $179, $522, and $424, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2022, 2021, and 2020, the Company incurred $383, $383, and $383, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Sub-Adviser and Administrator for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Administrator are settled in the normal course of business without formal payment terms. As of December 31, 2022 and 2021, the Company owed the Sub-Adviser and the Administrator $1,264 and $440 for reimbursements including the Company''s allocable portion of overhead, which are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2022 and 2021, asset coverage was 174.41% and 191.22%, respectively. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective credit facility agreements.

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
As of December 31, 2022 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum. As of December 31, 2021, the Wells Fargo Financing Facility bore interest at monthly LIBOR rate, reset daily plus 2.50%, per annum.
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
As of December 31, 2022 and 2021, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and LIBOR plus 1.75%, respectively, per annum. The Company also pays an unused commitment fee of 0.25% per annum.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The SMBC Financing Facility Agreement was amended on December 23, 2021 and June 29, 2022. The most recent amendment on June 29, 2022 increased the maximum facility amount available from $225,000 to $300,000 (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%, among other changes. In addition to the interest rate payable, there is a structuring fee of 1.00% and an unused commitment fee of 0.50% per annum on the undrawn amount. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the Maximum Facility Amount prior to the second anniversary of the closing date (subject to certain exceptions) is subject to a commitment reduction fee of 0.75%.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of December 31, 2022 and 2021, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one month LIBOR plus 2.15%, respectively, per annum.
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
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly-owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199,000 of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and as such, these notes are eliminated in consolidation.
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
Summary of Secured Debt

The Company's debt obligations consisted of the following as of December 31, 2022 and 2021:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	December 31, 2022
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	CLO -I	Total
Total Commitment	$275,000	$50,000	$300,000	$342,000	$967,000
Amount Outstanding (1)	111,300	—	252,147	342,000	705,447
Unused Portion (2)	163,700	50,000	47,853	—	261,553
Amount Available (3)	158,916	50,000	44,981	—	253,897
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

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$23,424	$7,398	$3,325
Unused fees	863	1,277	730
Amortization of deferred financing costs (1)	1,408	1,152	431
Total interest and debt financing expenses	$25,695	$9,827	$4,486
Average interest rate (2)	4.29%	3.00%	3.50%
Average daily borrowings	$566,195	$287,288	$116,942
_______________
(1)For the years ended December 31, 2022, 2021, and 2020, $0 , $271, and $116, respectively, of deferred financing costs were designated for reimbursement pursuant to the Expense Support Agreement (see Note 4), respectively.
(2)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2022 and 2021:

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

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

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022 and 2021 for any such exposure.
As of December 31, 2022 and 2021, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	December 31, 2022	December 31, 2021
ADPD Holdings, LLC	$3,686	$—
Affinity Hospice	1,981	3,810
Anne Arundel	366	954
Argano, LLC	—	1,041
Arotech	—	3,057
B2B Packaging	—	2,335
BCM One	70	1,858
Blackbird Purchaser, Inc.	2,709	3,819
Bounteous	4,467	4,467
Bullhorn, Inc.	—	1,300
BusinesSolver	1,939	2,121
Cadmus	511	1,667
Classic Collision	717	2,964
CMG HoldCo, LLC	2,726	—
Coding Solutions Acquisitions	1,967	—
Calienger Holdings, L.L.C	588	—
Collision Right	506	—
Covercraft	4,386	4,386
CrossCountry Consulting	3,320	—
Diligent Corporation	—	394
E78	2,955	4,286
Elevation Labs	3,125	—
Eliassen Group LLC	2,361	—
Evergreen Services Group	793	—
Fairway Lawns	6,171	—
Forefront Dermatology	112	—
Genesee Scientific	2,027	2,027
GHR Healthcare	1,422	3,458
Go Engineer	—	3,191
Heartland Home Services	—	2,788
Heartland Veterinary Partners LLC	9,500
Infobase Acquisition, Inc.	721	—
ISG Enterprises, LLC	3,409	—
ITSavvy LLC	2,107	—
JEGS Automotive	930	930
Kenco PPC Buyer LLC	1,416	—
Liberty Buyer	449	—
NJEye LLC	489	2,277

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Patriot Growth Insurance Service	6,682	—
PromptCare	2,220	2,786
R1 Holdings LLC	1,397	—
Randys Holdings, Inc.	3,750	—
Repipe Specialists	900	—
Revalize	—	1,627
Risk Strategies	10,603	—
S&S Truck Parts	246	—
Scaled Agile	1,923	1,923
Sciens Building Solutions, LLC	3,303	4,950
SCP Eye Care Services, LLC	2,451	—
SEKO Global Logistics	3,524	907
SM Wellness Holdings, Inc.	—	277
Smile Brands	1,959	1,959
Solve Industrial Motion Group	—	264
Spectrio II	3,380	3,823
Technical Safety Services	2,044	—
The Facilities Group	882	2,514
Tinuiti Inc.	4,028	11,576
TPC Wire & Cable	157	938
Trilon	1,816	—
Vensure Employer Services	—	3,545
Vital Records Control	122	406
Warrior Acquisition Inc	—	622
Watermill Express, LLC	121	318
Wellspring Pharmaceutical	1,579	—
Wittichen Supply	3,846	2,311
World Insurance Associates	2,532	—
Total unfunded commitments	$127,391	$93,876
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2022, the Company had cash and cash equivalents of $39,270, unused borrowings under its credit facilities of $261,553 and undrawn capital commitments from its shareholders of $359,716.
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
In connection with the Initial Fundraising Period, the Company held its Initial Closing on March 13, 2020 and entered into subscription agreements with a number of investors providing for the private placement of the Company's shares. The Company has held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct a follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Follow-on Offering”). The Company held its final closing of the Follow-on Offering on June 15, 2022. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of December 31, 2022, the Company had received capital commitments totaling $905,178 ($359,716 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of December 31, 2022, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2022:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Date	Shares Issued	Proceeds Received	Issuance Price per Share
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
The following table summarizes the Company's dividends declared from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Dividend per Share
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through December 31, 2022:

Date Declared	Record Date	Payment Date	Shares Issued
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	For the Years Ended December 31,				For the period from January 12, 2018 (Commencement of Operations) through December 31,
	2022	2021	2020	2019	2018
Per share data:
Net asset value at beginning of period	$19.39	$18.74	$20.00	$19.48	$—
Net investment income (1)	1.95	1.58	1.05	1.58	0.86
Net realized gain (loss) (1)	(0.01)	0.06	0.08	0.12	—
Net change in unrealized appreciation (depreciation) (1)	(1.20)	0.48	(0.70)	0.09	(0.14)
Net increase (decrease) in net assets resulting from operations (1)	0.74	2.12	0.43	1.79	0.72
Shareholder distributions from income (2)	(1.81)	(1.39)	(0.68)	(1.46)	(0.33)
Issuance of preference shares	—	—	—	—	19.33
Other (3)	—	(0.08)	(1.01)	0.19	(0.24)
Net asset value at end of period	$18.32	$19.39	$18.74	$20.00	$19.48

Net assets at end of period	$524.957	$374,051	$157,641	$66,211	$70,753
Shares outstanding at end of period (1)	28,650,548	19,293,813	8,413,970	3,310,590	3,631,300
Total return (4)	3.83%	11.22%	(2.88)%	10.39%	2.48%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	8.41%	6.42%	8.60%	11.71%	6.01%
Ratio of net investment income to average net assets (5)	10.34%	8.11%	5.55%	8.37%	3.67%
Portfolio turnover rate (7)	5.04%	33.87%	24.53%	46.17%	13.56%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 8.45%, 6.63%, 9.05%, 13.92% and 6.01% for the years and period ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively, on an annualized basis, excluding the effect of expense support which represented (0.04)%, (0.21)%, (0.45)%, (2.21)% and 0.00% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the years and period ended December 31, 2022, 2021, 2020, 2019 and 2018 was 5.84%, 3.93%, 4.77%, 8.80% and 4.73%, respectively. Average net assets is calculated utilizing quarterly net assets.
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
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. For the years ended December 31, 2022 and 2021, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to offering costs, paydowns, amendment fees, amortization of organization costs, investments in partnerships, and distribution reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the years ended December 31, 2022 and 2021, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2022	December 31, 2021
Tax cost of investments	$1,224,737	$770,085
Gross unrealized appreciation on investments	11,333	7,120
Gross unrealized depreciation on investments	(35,694)	(4,192)
Net unrealized appreciation (depreciation) on investments	$(24,361)	$2,928
As of December 31, 2022 and 2021, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Undistributed Ordinary Income - Net	854	146
Undistributed Long-Term Income - Net	—	331
Total Undistributed Earnings	$854	$477
Capital loss carryforward	(449)	—
Unrealized Earnings (Losses) - Net	(25,170)	2,742
Other book-to-tax differences	835	213
Total Accumulated Earnings (Losses) - Net	$(23,930)	$3,432
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2022, the Company had $(449) of capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Distributions paid from:
Ordinary income	$44,236	$19,929
Net long-term capital gains	331	390
Total taxable distributions	$44,567	$20,319
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2022 and 2021 the Company incurred $0 and $0, respectively, in excise tax expense.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.

10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2022, except as discussed below.
On March 7, 2023, the Board has designated the Adviser as its valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of the Company's investments that do not have readily available market quotations.

On March 7, 2023, the Board determined to conduct a follow-on private offering of its shares of common stock (the "Follow-on Offering"). The initial closing of the Follow-on Offering is expected to occur during the fiscal year ending March 31, 2023 and to hold additional closings until the conclusion of fiscal quarter ending June 30, 2023.

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 7, 2023, the Board has designated the Adviser as its valuation designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of the Company's investments that do not have readily available market quotations.
On March 7, 2023, the Board determined to conduct a follow-on private offering of its shares of common stock (the "Follow-on Offering"). The initial closing of the Follow-on Offering is expected to occur during the fiscal year ending March 31, 2023 and to hold additional closings until the conclusion of fiscal quarter ending June 30, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2022. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2022.

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

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

4.3	Description of Securities (7)

10.1	Investment Advisory Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Advisors LLC (1)
10.2	Third Amended and Restated Investment Sub-Advisory Agreement by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC, dated as of March 8, 2022 (9)
10.3	Administration Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Administration LLC (1)
10.4	Custody Agreement between Nuveen Churchill BDC Inc. and U.S. Bank National Association (1)
10.5	Dividend Reinvestment Plan (1)
10.7	Expense Support Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Advisors LLC (1)
10.8	Transfer Agent Servicing Agreement between Nuveen Churchill BDC Inc. and U.S. Bancorp Fund Services, LLC (1)
10.9
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders (3)

10.10
First Amendment to Revolving Credit Agreement, dated as of September 1, 2022, by and among Nuveen Churchill Direct Lending Corp. as the borrower, the banks and financial institutions listed therein, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender (14)

10.11
Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender (4)

10.12
Form of Loan and Servicing Agreement, dated November 24, 2020, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral custodian and the account bank (5)

10.13
Amendment No. 1 to the Loan and Servicing Agreement, dated as of December 23, 2021, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, the Company, as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral administrator, the collateral custodian and the account bank (6)

10.14
Second Amendment to Loan and Servicing Agreement, dated as of June 29, 2022, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the lender and the administrative agent, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the account bank and the collateral custodian (13)

10.15
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 31, 2022, by and among Nuveen Churchill BDC SPV I, LLC as borrower, Nuveen Churchill Direct Lending Corp., as the collateral manager, the Lenders, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian (8)

10.16	Purchase and Placement Agreement by and among, Churchill NCDLC CLO-I LLC, Wells Fargo Securities, LLC, as initial purchaser and NatWest Markets Plc, as co-placement agent (10)
10.17
Borrower Joinder Agreement, dated as of May 5, 2022, among Nuveen Churchill BDC SPV I, LLC, Nuveen Churchill BDC SPV III, LLC and Wells Fargo Bank, National Association, as the administrative agent (11)

10.18	Indenture and Security Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, trustee (12)
10.19	Collateral Management Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (12)
10.20
Class A-L Loan Agreement, dated May 20, 2022, by and among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture, and each of the Class A-L lenders party thereto (12)

14.1	Independent Director Code of Ethics of Nuveen Churchill Direct Lending Corp. *

14.2	Code of Ethics of Nuveen, LLC *

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

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
(8)Previously filed on April 5, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(9)Previously filed on March 8, 2022 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(10)Previously filed on April 22, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(11)Previously filed on May 10, 2022 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(12)Previously filed on May 25, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(13)Previously filed on July 5, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(14)Previously filed on September 7, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 9, 2023

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
Date: March 9, 2023

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