Form 10-Q
period 2023-03-31
Nuveen Churchill Direct Lending Corp.
filed 2023-05-05
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2023, the registrant had 31,099,618 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,293,592 and $1,225,573, respectively)	$1,257,258	$1,200,376
Cash and cash equivalents	49,568	39,270
Restricted cash	50	50
Due from adviser expense support (See Note 4)	965	1,147
Interest receivable	11,900	11,898
Receivable for investments sold	621	719
Contribution receivable	—	458
Prepaid expenses	126	41
Total assets	$1,320,488	$1,253,959

Liabilities
Secured borrowings (net of $5,240 and $5,675 deferred financing costs, respectively) (See Note 5)	$763,707	$699,772
Payable for investments purchased	56	56
Interest payable	10,157	8,812
Due to adviser expense support (See Note 4)	965	1,147
Management fees payable	2,306	2,211
Distributions payable	21,845	14,325
Directors’ fees payable	96	96
Accounts payable and accrued expenses	3,812	2,583
Total liabilities	$802,944	$729,002

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 28,743,877 and 28,650,548 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$287	$287
Paid-in-capital in excess of par value	550,314	548,600
Total distributable earnings (loss)	(33,057)	(23,930)
Total net assets	$517,544	$524,957

Total liabilities and net assets	$1,320,488	$1,253,959

Net asset value per share (See Note 8)	$18.01	$18.32

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$33,387	$13,784
Payment-in-kind interest income	321	142
Dividend income	16	—
Other income	236	213
Total investment income	$33,960	$14,139

Expenses:
Interest and debt financing expenses	$12,743	$3,021
Management fees (See Note 4)	2,306	1,520
Professional fees	590	181
Directors' fees	96	96
Administration fees (See Note 4)	309	216
Other general and administrative expenses	557	59
Total expenses before expense support	16,601	5,093
Expense support (See Note 4)	(14)	(51)
Net expenses after expense support	16,587	5,042
Net investment income	17,373	9,097

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	6,481	36
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(11,137)	(2,382)
Total net realized and unrealized gain (loss) on investments	(4,656)	(2,346)

Net increase (decrease) in net assets resulting from operations	$12,717	$6,751

Per share data:
Net investment income per share - basic and diluted	$0.60	$0.44
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.44	$0.33
Weighted average common shares outstanding - basic and diluted	28,727,285	20,511,480

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,373	$9,097
Net realized gain (loss) on investments	6,481	36
Net change in unrealized appreciation (depreciation) on investments	(11,137)	(2,382)
Net increase (decrease) in net assets resulting from operations	12,717	6,751
Shareholder distributions:
Distributions declared from earnings (1)	(15,809)	(8,552)
Distributions declared from realized gains (1)	(6,036)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(21,845)	(8,552)
Capital share transactions:
Issuance of common shares, net	—	29,984
Reinvestment of shareholder distributions, net	1,715	443
Net increase (decrease) in net assets resulting from capital share transactions	1,715	30,427
Total increase (decrease) in net assets	(7,413)	28,626
Net assets, at beginning of period	524,957	374,051
Net assets, at end of period	$517,544	$402,677
_______________
(1)For the three months ended March 31, 2023 distributions declared from earnings were derived from net investment income and realized gains. For the three months ended March 31, 2022, distributions declared from earnings were derived from net investment income.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,717	$6,751

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(99,914)	(62,437)
Proceeds from principal repayments and sales of investments	39,602	5,467
Payment-in-kind interest	(321)	(133)
Amortization of premium/accretion of discount, net	(905)	(518)
Net realized (gain) loss on investments	(6,481)	(36)
Net change in unrealized (appreciation) depreciation on investments	11,137	2,382
Amortization of deferred financing costs	435	226
Amortization of offering costs	(15)	(16)
Changes in operating assets and liabilities:
Due from adviser expense support	182	(71)
Interest receivable	(2)	(1,429)
Receivable for investments sold	98	(13,545)
Prepaid expenses	(85)	(57)
Payable for investments purchased	—	(6,647)
Interest payable	1,345	176
Due to adviser expense support	(182)	71
Management fees payable	95	144
Accounts payable and accrued expenses	1,229	226
Net cash provided by (used in) operating activities	(41,065)	(69,446)

Cash flows from financing activities:
Proceeds from issuance of common shares	473	30,000
Shareholder distributions	(12,610)	(7,197)
Proceeds from secured borrowings	85,000	68,600
Repayments of secured borrowings	(21,500)	(33,800)
Net cash provided by (used in) financing activities	51,363	57,603

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	10,298	(11,843)
Cash and Cash Equivalents and Restricted Cash, beginning of period	39,320	35,236
Cash and Cash Equivalents and Restricted Cash, end of period	$49,618	$23,393

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,963	$2,971

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$1,730	$443
Financing costs payable	$—	$406

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$49,568	$23,343
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$49,618	$23,393

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	11.19%	10/31/2025	$14,769	$14,676	$14,399	2.78%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	11.11%	10/22/2026	9,273	9,184	8,733	1.69%
Arotech (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.25%	11.44%	10/22/2026	451	449	425	0.08%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	10.16%	12/22/2026	6,614	6,549	6,230	1.20%
Valkyrie		Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,815	2,764	2,731	0.53%
Total Aerospace & Defense							33,622	32,518	6.28%

Automotive
American Auto Auction Group	(6) (13) (15)	First Lien Term Loan	S + 5.00%	9.91%	12/30/2027	10,600	10,514	9,233	1.78%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	11.06%	1/14/2026	6,994	6,276	6,071	1.17%
Classic Collision (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	11.06%	1/14/2026	7,810	7,753	7,581	1.46%
Collision Right	(13)	First Lien Term Loan	S + 4.75%	9.66%	4/14/2028	4,828	4,801	4,717	0.91%
Collision Right		Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	1,380	1,346	1,346	0.26%
Collision Right (Delayed Draw)		First Lien Term Loan	S + 4.75%	9.66%	4/14/2028	506	503	495	0.10%
Collision Right (Delayed Draw)		Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	978	966	953	0.18%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	7,436	7,319	7,068	1.37%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	4,386	—	(217)	(0.04%)
JEGS Automotive	(6)	First Lien Term Loan	L + 6.00%	11.19%	12/22/2027	4,019	3,987	3,521	0.68%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 6.00%	11.19%	12/22/2027	930	—	(115)	(0.02%)
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	10.16%	4/18/2028	14,850	14,722	14,421	2.79%
Randys Holdings, Inc	(9) (13)	First Lien Term Loan	S + 6.50%	11.41%	11/1/2028	11,222	11,007	11,005	2.13%
Randys Holdings, Inc (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.50%	11.41%	11/1/2028	3,750	—	(72)	(0.01%)
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 4.75%	9.66%	3/1/2029	6,910	6,851	6,749	1.30%
S&S Truck Parts	(13)	First Lien Term Loan	S + 4.75%	9.55%	3/1/2029	1,168	1,158	1,140	0.22%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.66%	3/1/2029	98	—	(2)	—%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.55%	3/1/2029	1,736	1,588	1,547	0.30%
Total Automotive							78,791	75,441	14.58%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	S + 4.50%	9.41%	11/18/2026	5,975	5,939	5,868	1.13%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	9.30%	2/28/2025	3,840	3,859	3,839	0.74%
Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.30%	5/11/2028	6,480	6,424	6,354	1.23%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.30%	5/11/2028	1,967	—	(38)	(0.01%)
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.86%	9/8/2027	6,637	6,585	5,850	1.13%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 5.75%	10.94%	10/14/2028	7,194	1,641	1,507	0.29%
Risk Strategies (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.41%	11/1/2026	7,863	726	587	0.11%
Risk Strategies (Delayed Draw)	(9)	First Lien Term Loan	S + 5.50%	10.41%	11/1/2026	7,109	7,109	6,926	1.34%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	9.66%	3/26/2027	14,768	14,728	14,365	2.78%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.66%	4/1/2026	1,976	1,962	1,892	0.37%
World Insurance Associates (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.66%	4/1/2026	5,005	3,652	3,441	0.67%
World Insurance Associates (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.66%	4/1/2026	8,000	8,000	7,662	1.48%
Total Banking, Finance, Insurance, Real Estate							60,625	58,253	11.26%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC		Subordinated Debt	S + 7.75%	12.66%	8/30/2027	9,300	9,135	9,219	1.78%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.94%	9/28/2027	9,875	9,800	9,847	1.90%
Dessert Holdings	(6)	Subordinated Debt	L + 7.25%	12.44%	6/8/2029	9,000	8,866	8,118	1.57%
Fresh Edge		Subordinated Debt	S + 9.00%	13.91%	4/3/2029	3,770	3,682	3,680	0.71%
GA Foods	(16)	First Lien Term Loan	L + 5.50%	10.47% (Cash) 0.50% (PIK)	12/1/2026	14,769	14,674	8,374	1.62%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	12.19%	10/14/2026	14,625	14,444	14,625	2.83%
Harvest Hill Beverage Company		Subordinated Debt	S + 9.00%	13.80%	2/28/2029	3,640	3,533	3,532	0.68%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	9.36%	7/30/2025	2,873	2,854	2,680	0.52%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.50%	11.69%	8/13/2027	14,813	14,649	14,082	2.72%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.25%	10.44%	4/20/2027	3,281	3,258	3,207	0.62%
Watermill Express, LLC (Delayed Draw)	(9)	First Lien Term Loan	L + 5.25%	10.44%	4/20/2027	317	317	310	0.06%
Total Beverage, Food & Tobacco							85,212	77,674	15.01%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	9.36%	4/8/2026	8,268	8,213	8,046	1.55%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L + 4.50%	9.36%	4/8/2026	1,620	—	—	—%
Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.00%	9.91%	5/19/2028	4,859	4,816	4,775	0.92%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	9.91%	5/19/2028	2,868	2,824	2,818	0.54%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	9.91%	5/19/2028	7,189	4,463	4,339	0.84%
EFC Holdings, LLC		Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,127	3,034	3,034	0.59%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.86%	12/15/2026	6,517	6,472	6,290	1.22%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.86%	12/15/2026	5,651	5,629	5,454	1.05%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.86%	12/15/2026	2,591	2,591	2,501	0.48%
Ovation Holdings, Inc.	(13)	First Lien Term Loan	S + 6.25%	11.16%	2/3/2029	8,096	7,921	7,918	1.53%
Ovation Holdings, Inc.	(11)	First Lien Term Loan	S + 6.25%	11.16%	2/3/2029	1,904	(23)	(42)	(0.01%)
PT Intermediate Holdings III, LLC	(6) (9) (11) (13)	First Lien Term Loan	S + 5.98%	10.88%	11/1/2028	8,802	8,772	8,465	1.64%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	10.88%	11/1/2028	1,076	1,067	1,035	0.20%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,414	2,372	2,301	0.45%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	900	—	(42)	(0.01%)
Total Capital Equipment							58,151	56,892	10.99%

Chemicals, Plastics, & Rubber
Ascensus	(9)	Subordinated Debt	L + 6.50%	11.69%	8/2/2029	9,000	8,933	8,188	1.58%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	9.11%	6/30/2028	9,806	9,648	9,477	1.83%
Boulder Scientific Company LLC	(6) (11)	First Lien Term Loan	L + 4.25%	9.44%	12/29/2025	2,082	2,092	2,057	0.40%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.94%	5/8/2028	14,882	14,805	14,456	2.79%
Total Chemicals, Plastics, & Rubber							35,478	34,178	6.60%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	9.65%	7/30/2027	10,565	10,482	10,548	2.04%
Gannett Fleming	(13)	First Lien Term Loan	S + 6.50%	11.41%	12/20/2028	9,975	9,788	9,781	1.89%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.94%	12/15/2027	9,386	9,235	8,885	1.72%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	10.94%	12/15/2027	4,934	1,592	1,367	0.26%
Total Construction & Building							31,097	30,581	5.91%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	9.36%	6/30/2025	5,713	5,677	5,145	0.99%
Petmate	(6) (9) (13) (15)	First Lien Term Loan	L + 5.50%	10.69%	9/15/2028	9,875	9,796	6,448	1.25%
Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 5.00%	9.91%	9/7/2028	9,950	9,862	9,858	1.90%
Total Consumer Goods: Durable							25,335	21,451	4.14%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.30%	9/10/2027	12,701	12,604	12,442	2.40%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	9.36%	12/24/2023	3,832	3,813	3,749	0.73%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	10.16%	6/30/2028	6,841	6,778	6,756	1.31%
Elevation Labs (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	10.16%	6/30/2028	3,125	(27)	(39)	(0.01%)
FoodScience	(6) (13)	First Lien Term Loan	L + 5.00%	10.19%	3/1/2027	7,804	7,747	6,941	1.34%
FoodScience	(6) (13)	First Lien Term Loan	L + 5.00%	10.19%	3/1/2027	6,933	6,882	6,167	1.19%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.50%	10.69%	12/29/2026	2,524	2,505	2,508	0.48%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.50%	10.69%	12/29/2026	7,331	7,309	7,284	1.41%
Ultima Health Holdings, LLC		Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,714	1,684	1,668	0.32%
Total Consumer Goods: Non-durable							49,295	47,476	9.17%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	11.66%	10/7/2026	12,582	12,543	12,266	2.37%
B2B Packaging (Delayed Draw)	(13)	First Lien Term Loan	S + 6.75%	11.65%	10/7/2026	2,226	2,226	2,170	0.42%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	11.66%	10/7/2026	117	115	114	0.02%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	9.15%	5/5/2029	7,634	7,531	7,500	1.45%
Good2Grow	(6) (13)	First Lien Term Loan	L + 4.50%	9.69%	12/1/2027	9,642	9,567	9,506	1.84%
Oliver Packaging		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,529	2,484	2,431	0.47%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.81%	12/17/2025	3,006	2,986	2,986	0.58%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.81%	12/17/2025	7,331	7,286	7,284	1.40%
Total Containers, Packaging & Glass							44,738	44,257	8.55%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Environmental Industries
Impact Parent Corporation (d/b/a Impact Environmental Group)	(13)	First Lien Term Loan	S + 6.00%	10.90%	3/23/2029	6,827	6,691	6,691	1.29%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw	(11)	First Lien Term Loan	S + 6.00%	10.90%	3/23/2029	3,173	(16)	(63)	(0.01%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(13)	First Lien Term Loan	S + 5.25%	10.05%	8/31/2028	6,698	6,640	6,637	1.28%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.61%	11/30/2027	4,909	4,871	4,708	0.91%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	10.94%	11/30/2027	4,986	4,371	4,167	0.81%
Total Environmental Industries							22,557	22,140	4.28%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13)	First Lien Term Loan	L + 4.75%	9.94%	12/17/2027	7,933	7,869	7,755	1.50%
Affinity Hospice (Delayed Draw)	(11)	First Lien Term Loan	L + 4.75%	9.94%	12/17/2027	1,981	—	(44)	(0.01%)
Anne Arundel		Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	2,981	2,935	2,787	0.54%
Anne Arundel		Subordinated Debt	N/A	11.00%	4/16/2026	1,838	1,817	1,741	0.34%
Anne Arundel (Delayed Draw)	(11)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,881	1,771	0.34%
Forefront Dermatology	(6) (9) (13)	First Lien Term Loan	S + 4.25%	9.05%	4/2/2029	5,346	5,249	5,186	1.00%
Forefront Dermatology (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 4.25%	9.05%	4/2/2029	1,007	971	941	0.18%
Genesee Scientific	(6) (9)	First Lien Term Loan	L + 5.25%	10.44%	9/30/2027	6,004	5,961	5,803	1.12%
Genesee Scientific (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.25%	10.44%	9/30/2027	2,027	1,419	1,351	0.26%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 4.75%	9.66%	12/9/2027	6,450	6,402	6,428	1.24%
GHR Healthcare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 4.75%	9.66%	12/9/2027	3,439	2,018	2,006	0.39%
GHR Healthcare (Incremental)	(9) (13)	First Lien Term Loan	S + 4.75%	9.65%	12/9/2027	5,021	4,930	5,003	0.97%
Health Management Associates	(13)	First Lien Term Loan	S + 6.50%	11.30%	3/30/2029	8,492	8,322	8,322	1.61%
Health Management Associates (Delayed Draw)	(11)	First Lien Term Loan	S + 6.50%	11.30%	3/30/2029	1,508	(30)	(30)	(0.01%)
Heartland Veterinary Partners LLC (Incremental)		Subordinated Debt	S + 7.50%	12.41%	12/10/2027	1,900	1,868	1,854	0.36%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(11)	Subordinated Debt	S + 7.50%	12.41%	12/10/2027	9,500	—	(228)	(0.04%)
InfuCare RX	(6) (13)	First Lien Term Loan	S + 4.50%	9.41%	1/4/2028	9,875	9,796	9,574	1.85%
MDC Intermediate Holdings II, LLC (Delayed Draw)		Subordinated Debt	N/A	10.00% (Cash), 2.25% (PIK)	2/7/2030	1,735	1,693	1,692	0.33%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash), 2.25% (PIK)	2/7/2030	720	(9)	(18)	—%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.41%	8/20/2027	9,090	9,021	8,570	1.66%
PromptCare	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.86%	9/1/2027	8,267	8,159	8,079	1.56%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 6.00%	10.86%	9/1/2027	3,023	1,109	1,068	0.21%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	L + 5.75%	10.94%	5/28/2027	7,739	7,679	7,413	1.43%
Sandlot Buyer, LLC (Prime Time Healthcare)	(13)	First Lien Term Loan	S + 6.00%	10.90%	9/19/2028	9,750	9,473	9,655	1.87%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(13)	First Lien Term Loan	S + 5.75%	10.66%	10/5/2029	7,530	7,459	7,386	1.43%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	10.66%	10/5/2029	2,451	—	(47)	(0.01%)
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	L + 4.75%	9.94%	4/17/2028	14,778	14,675	13,665	2.64%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	10.65%	8/22/2028	3,404	3,342	3,300	0.64%
Wellspring Pharmaceutical (Delayed Draw)	(11)	First Lien Term Loan	S + 5.75%	10.65%	8/22/2028	1,579	(11)	(48)	(0.01%)
Total Healthcare & Pharmaceuticals							123,998	120,935	23.39%

High Tech Industries
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.30%	6/10/2026	5,677	5,639	5,419	1.05%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.30%	6/10/2026	2,513	2,513	2,399	0.46%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	10.30%	6/10/2026	1,717	1,682	1,639	0.32%
Diligent Corporation	(6) (9)	First Lien Term Loan	L + 6.25%	11.56%	8/4/2025	12,566	12,541	12,062	2.33%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	10.94%	8/4/2025	3,413	3,394	3,244	0.63%
Diligent Corporation	(9) (13)	First Lien Term Loan	L + 5.75%	11.06%	8/4/2025	1,487	1,479	1,413	0.27%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	11.44%	8/4/2025	169	169	162	0.03%
Diligent Corporation (Delayed Draw)	(9)	First Lien Term Loan	L + 6.25%	11.44%	8/4/2025	107	107	102	0.02%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.41%	4/14/2028	12,161	12,057	11,989	2.32%
Eliassen Group LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.41%	4/14/2028	2,776	409	375	0.07%
Exterro	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.69%	5/31/2024	9,474	9,443	9,538	1.84%
Fineline Merger		Subordinated Debt	L + 9.00%	14.19%	8/22/2028	2,941	2,907	2,893	0.56%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.63%	10.53%	12/21/2027	11,661	11,569	11,217	2.17%
Go Engineer (Delayed Draw)	(9)	First Lien Term Loan	S + 5.63%	10.43%	12/21/2027	3,176	3,151	3,055	0.59%
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.25%	11.16%	3/2/2028	6,377	6,192	6,189	1.20%
Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.41%	6/14/2028	4,364	4,326	4,292	0.83%
Infobase Acquisition, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.41%	6/14/2028	721	—	(12)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.25%	10.16%	8/8/2028	7,853	7,781	7,813	1.51%
ITSavvy LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	10.16%	8/8/2028	1,897	1,722	1,729	0.33%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	10.44%	1/23/2025	5,839	5,839	5,839	1.13%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Northern Star Industries Inc	(6)	First Lien Term Loan	L + 4.50%	9.36%	3/28/2025	3,278	3,269	3,256	0.63%
Prosci, Inc.	(6)	First Lien Term Loan	L + 4.50%	9.36%	10/21/2026	4,733	4,698	4,673	0.90%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 5.75%	10.66%	4/15/2027	4,275	4,264	3,954	0.76%
Revalize (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.66%	4/15/2027	1,098	1,090	1,016	0.20%
Revalize (Delayed Draw)	(9)	First Lien Term Loan	S + 5.75%	10.66%	4/15/2027	244	243	226	0.04%
SmartWave	(6) (13)	First Lien Term Loan	L + 6.00%	11.19%	11/5/2026	9,285	9,206	8,265	1.60%
Solve Industrial Motion Group		Subordinated Debt	N/A	10.75%	6/28/2028	1,768	1,739	1,700	0.33%
Solve Industrial Motion Group		Subordinated Debt	N/A	12.50%	6/28/2028	753	738	738	0.14%
Solve Industrial Motion Group (Delayed Draw)		Subordinated Debt	N/A	10.75%	6/28/2028	2,025	2,025	1,947	0.38%
Total High Tech Industries							120,192	117,132	22.64%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	L + 5.00%	10.19%	12/10/2026	2,971	2,947	2,879	0.55%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.00%	9.86%	12/10/2026	1,941	1,940	1,881	0.36%
Tinuiti (Delayed Draw) (Incremental)	(6) (9)	First Lien Term Loan	L + 5.00%	10.19%	12/10/2026	9,938	9,938	9,632	1.86%
Wpromote	(13)	First Lien Term Loan	S + 6.00%	10.80%	10/23/2028	4,412	4,330	4,327	0.84%
Wpromote (Delayed Draw)	(11)	First Lien Term Loan	S + 6.00%	10.80%	10/23/2028	588	(4)	(11)	—%
Total Media: Advertising, Printing & Publishing							19,151	18,708	3.61%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	9.36%	8/12/2027	2,909	2,887	2,790	0.54%
Corporate Visions	(6) (13)	First Lien Term Loan	L + 4.50%	9.36%	8/12/2027	2,557	2,525	2,452	0.47%
Spectrio II	(6) (9) (13)	First Lien Term Loan	L + 6.00%	11.19%	12/9/2026	8,103	8,052	7,757	1.50%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	11.19%	12/9/2026	2,879	2,860	2,756	0.53%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.75%	10.94%	12/9/2026	439	437	417	0.08%
Total Media: Diversified & Production							16,761	16,172	3.12%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	9.36%	12/15/2027	5,880	5,900	5,608	1.08%
Total Retail							5,900	5,608	1.08%

Services: Business
Apex Companies Holdings, LLC		Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,873	3,779	3,778	0.73%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Apex Companies Holdings, LLC (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,195	66	51	0.01%
Big Truck Rental		Subordinated Debt	L + 8.00%	12.86%	9/30/2027	10,000	9,843	9,940	1.92%
Big Truck Rental		Subordinated Debt	L + 8.00%	12.86%	9/30/2027	2,500	2,500	2,485	0.48%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	10.44%	8/2/2027	5,388	5,346	4,992	0.97%
Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	10.44%	8/2/2027	2,205	2,188	2,043	0.39%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.25%	10.44%	8/2/2027	2,789	2,769	2,584	0.50%
Bounteous (Delayed Draw)	(11)	First Lien Term Loan	L + 5.25%	10.44%	8/2/2027	4,467	—	(328)	(0.06%)
BroadcastMed Holdco, LLC		Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,483	3,418	3,415	0.66%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.94%	9/30/2026	13,812	13,698	13,812	2.67%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.81%	12/1/2027	7,800	7,738	7,646	1.48%
BusinesSolver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.81%	12/1/2027	2,120	173	139	0.03%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/30/2027	3,062	3,016	2,970	0.57%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.36%	9/24/2026	311	308	311	0.06%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.69%	9/24/2026	2,313	2,299	2,313	0.45%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	10.69%	9/24/2026	212	211	212	0.04%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.66%	6/1/2029	8,237	8,088	8,135	1.57%
CrossCountry Consulting (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.66%	6/1/2029	3,320	(29)	(41)	(0.01%)
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.25%	10.16%	9/16/2028	7,548	7,410	7,386	1.43%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	10.16%	9/16/2028	2,402	2,381	2,351	0.46%
E78	(6)	First Lien Term Loan	S + 5.50%	10.30%	12/1/2027	5,643	5,598	5,508	1.06%
E78	(13)	First Lien Term Loan	S + 5.50%	10.30%	12/1/2027	1,449	1,436	1,414	0.27%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.30%	12/1/2027	4,243	4,209	4,141	0.80%
E78 (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.30%	12/1/2027	3,557	602	517	0.10%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.91%	6/15/2029	12,057	11,839	11,692	2.26%
Evergreen Services Group (Delayed Draw)	(9)	First Lien Term Loan	S + 6.00%	10.91%	6/15/2029	2,883	2,857	2,795	0.54%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.61%	9/21/2026	9,313	9,255	9,313	1.80%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.94%	9/21/2026	1,551	1,551	1,551	0.30%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 5.75%	10.94%	9/21/2026	3,844	3,817	3,844	0.74%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.00%	11.19%	12/17/2025	7,358	7,312	7,218	1.40%
Lion Merger Sub Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	11.19%	12/17/2025	7,354	7,267	7,215	1.39%
LSCS Holdings Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	9.36%	12/16/2028	9,875	9,833	9,548	1.84%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	11.44%	12/23/2026	9,875	9,799	9,674	1.87%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Output Services Group, Inc.		First Lien Term Loan	S + 6.75%	10.16% (Cash) 1.50% (PIK)	6/29/2026	3,867	3,385	2,397	0.46%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	10.30%	8/22/2029	14,813	14,680	14,812	2.86%
Plaze		Subordinated Debt	L + 7.50%	12.36%	7/7/2028	15,000	14,636	13,742	2.66%
RoadOne	(11)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(19)	(41)	(0.01%)
RoadOne		Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,526	4,405	4,393	0.85%
Scaled Agile		First Lien Term Loan	S + 5.50%	10.41%	12/15/2028	7,996	7,930	7,684	1.48%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.41%	12/15/2028	1,923	—	(75)	(0.01%)
Smile Brands		Subordinated Debt	L + 8.50%	13.81%	4/13/2026	9,597	9,498	8,523	1.65%
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	8.86%	3/31/2028	8,461	8,415	8,428	1.63%
Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	9.41%	6/22/2029	6,823	6,763	6,742	1.30%
Technical Safety Services (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	9.41%	6/22/2029	3,122	2,079	2,069	0.40%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	9.90%	4/2/2029	9,950	9,862	9,722	1.88%
Transit Buyer LLC (dba“Propark”)	(13)	First Lien Term Loan	S + 6.25%	11.15%	1/31/2029	6,875	6,744	6,741	1.30%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11)	First Lien Term Loan	S + 6.25%	11.15%	1/31/2029	3,125	(60)	(61)	(0.01%)
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.16%	5/28/2029	3,000	2,977	2,965	0.57%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 5.75%	10.66%	5/27/2029	7,463	7,396	7,209	1.39%
Trilon Group, LLC (Delayed Draw)		First Lien Term Loan	S + 5.75%	10.66%	5/27/2029	7,481	7,481	7,227	1.40%
Trilon Group, LLC (Delayed Draw)		First Lien Term Loan	S + 6.25%	11.16%	5/28/2029	2,000	2,000	1,977	0.38%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.69%	6/29/2027	4,617	4,573	4,447	0.86%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	10.65%	6/29/2027	152	150	148	0.03%
Vital Records Control (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.66%	6/29/2027	184	161	159	0.03%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	9.44%	12/5/2024	3,848	3,838	3,818	0.74%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	9.11%	12/5/2024	6,105	6,076	6,057	1.17%
Total Services: Business							273,547	267,707	51.73%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.91%	8/16/2028	8,379	8,379	8,239	1.59%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.91%	8/16/2028	1,714	—	(29)	(0.01%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.91%	8/16/2028	1,714	—	(29)	(0.01%)
All My Sons	(6) (13)	First Lien Term Loan	L + 4.75%	9.61%	10/25/2028	5,304	5,262	5,231	1.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Apex Services Partners, LLC (Delayed Draw) (Incremental)	(9)	First Lien Term Loan	S + 5.50%	10.41%	7/31/2025	4,975	4,975	4,944	0.95%
Apex Services Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.41%	7/31/2025	4,975	4,936	4,944	0.96%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.16%	4/27/2029	9,950	9,848	9,456	1.83%
Fairway Lawns		Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,662	2,586	2,585	0.50%
Fairway Lawns	(11)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,187	3,340	3,161	0.61%
Legacy Service Partners, LLC (“LSP”)	(13)	First Lien Term Loan	S + 6.50%	11.41%	1/9/2029	10,238	10,042	10,041	1.94%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(11)	First Lien Term Loan	S + 6.50%	11.41%	1/9/2029	4,762	1,477	1,408	0.27%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.50%	10.41%	6/15/2028	3,959	3,925	3,927	0.76%
Liberty Buyer (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.41%	6/15/2028	746	298	292	0.06%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	9.65%	9/16/2024	5,382	5,365	5,274	1.02%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	9.65%	9/16/2024	705	705	691	0.13%
NJEye LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.65%	9/16/2024	1,373	881	857	0.17%
NJEye LLC (Delayed Draw)		First Lien Term Loan	S + 4.75%	9.65%	9/16/2024	897	897	879	0.17%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.16%	6/6/2025	2,522	2,520	2,487	0.48%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.16%	6/6/2025	219	218	216	0.04%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	10.44%	11/26/2025	3,876	3,878	3,559	0.69%
Total Services: Consumer							69,532	68,133	13.16%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.41%	7/18/2028	4,384	4,305	4,253	0.82%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.41%	7/18/2028	4,975	4,975	4,827	0.93%
Total Sovereign & Public Finance							9,280	9,080	1.75%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	L + 4.50%	9.36%	11/17/2027	6,122	6,122	5,885	1.14%
BCM One (Delayed Draw)	(6) (11)	First Lien Term Loan	L + 4.50%	9.36%	11/17/2027	1,840	1,771	1,699	0.33%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (10) (13)	First Lien Term Loan	S + 5.75%	10.66%	10/29/2027	5,800	5,755	5,618	1.09%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (10) (13)	First Lien Term Loan	S + 5.75%	10.66%	10/29/2027	4,075	4,075	3,947	0.76%
Mobile Communications America, Inc.	(6)	First Lien Term Loan	S + 5.38%	10.29%	3/4/2025	3,846	3,852	3,799	0.73%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Mobile Communications America, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.41%	3/4/2025	4,292	4,223	4,211	0.81%
Mobile Communications America, Inc. (Incremental)	(6)	First Lien Term Loan	S + 5.38%	10.29%	3/4/2025	681	680	673	0.13%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	L + 5.75%	11.06%	4/16/2027	10,131	10,062	9,772	1.89%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	10.44%	11/20/2025	6,703	6,670	6,371	1.23%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.69%	4/3/2028	7,549	7,488	6,777	1.31%
Total Telecommunications							50,698	48,752	9.42%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(13)	First Lien Term Loan	S + 5.50%	10.41%	12/23/2026	9,950	9,768	9,707	1.88%
Kenco Group, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.41%	11/15/2029	8,562	8,399	8,396	1.62%
Kenco Group, Inc. (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	10.41%	11/15/2029	1,416	(27)	(27)	(0.01%)
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	10.91%	5/5/2025	260	258	258	0.05%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.41%	5/5/2025	901	897	896	0.17%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	10.91%	5/5/2025	182	181	181	0.04%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	10.91%	5/5/2025	4,401	4,378	4,368	0.85%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.00%	10.91%	5/5/2025	1,369	1,346	1,359	0.26%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	14.19%	6/30/2027	5,805	5,723	5,805	1.12%
SEKO Global Logistics		Subordinated Debt	L + 9.00%	14.19%	6/30/2027	4,029	3,967	4,029	0.78%
SEKO Global Logistics	(6)	First Lien Term Loan	L + 4.75%	9.94%	12/30/2026	1,134	1,126	1,112	0.21%
SEKO Global Logistics (Delayed Draw) (Incremental)	(11)	First Lien Term Loan	L + 4.75%	9.94%	12/30/2026	4,512	1,698	1,610	0.31%
SEKO Global Logistics (Incremental)	(13)	First Lien Term Loan	L + 4.75%	9.94%	12/30/2026	1,529	1,516	1,499	0.29%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	L + 4.50%	9.81%	3/19/2027	2,802	2,729	2,765	0.54%
Total Transportation: Cargo							41,959	41,958	8.11%

Utilities: Electric
TPC Wire & Cable		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,200	2,177	2,139	0.41%
TPC Wire & Cable (Delayed Draw)		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	1,775	1,770	1,727	0.34%
Warrior Acquisition Inc	(6)	First Lien Term Loan	L + 5.25%	10.44%	9/15/2026	1,941	1,922	1,859	0.36%
Total Utilities: Electric							5,869	5,725	1.11%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(13)	First Lien Term Loan	S + 6.50%	11.41%	1/19/2029	8,021	7,867	7,866	1.52%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11)	First Lien Term Loan	S + 6.50%	11.41%	1/19/2029	1,979	(38)	(38)	(0.01%)
ISG Merger Sub, LLC (dba Industrial Service Group)	(13)	First Lien Term Loan	S + 6.25%	11.05%	12/7/2028	6,574	6,448	6,448	1.24%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(11)	First Lien Term Loan	S + 6.25%	11.05%	12/7/2028	3,409	(16)	(65)	(0.01%)
Total Wholesale							14,261	14,211	2.74%

Total Debt Investments							1,276,049	1,234,982	238.63%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Automotive
Covercraft	(8) (14)	Equity Investments	8/20/2021	768	768	638	0.12%
S&S Truck Parts	(8) (14)	Equity Investments	3/31/2022	4	378	360	0.07%
S&S Truck Parts	(8) (14)	Equity Investments	8/1/2022	78,541	79	75	0.02%
Total Automotive					1,225	1,073	0.21%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (14)	Equity Investments	7/13/2022	14,777	1,860	1,839	0.36%
Fresh Edge - Common	(8) (14)	Class B Units	10/3/2022	592	—	64	0.01%
Fresh Edge - Preferred	(8) (14)	Preferred Units	10/3/2022	592	592	622	0.12%
Total Beverage, Food & Tobacco					2,452	2,525	0.49%

Capital Equipment
Crete Mechanical Group	(8) (14)	Equity Investments	5/19/2022	23	230	344	0.07%
EFC Holdings, LLC	(8) (14)	Common Units	3/1/2023	148	60	60	0.01%
EFC Holdings, LLC	(8) (14)	Preferred Units	3/1/2023	148	148	148	0.03%
Precision Surfacing - Common	(8) (14)	Preferred Units	10/5/2022	3,750,000	3,750	5,269	1.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Repipe Specialists	(8) (14)	Equity Investments	3/31/2022	239	239	216	0.04%
Total Capital Equipment					4,427	6,037	1.17%

Construction & Building
Erie Construction	(8) (14)	Equity Investments	7/30/2021	166	166	549	0.11%
Gannett Fleming	(8) (14)	Limited Partnership Interest	12/20/2022	424,742	425	494	0.09%
Total Construction & Building					591	1,043	0.20%

Consumer Goods: Non-durable
FoodScience	(8) (14)	Equity Investments	3/1/2021	98	98	31	0.01%
FoodScience	(8) (14)	Equity Investments	3/1/2021	5,168	5	—	—%
Ultima Health Holdings, LLC	(8) (14)	Preferred Units	9/12/2022	15	170	162	0.03%
Total Consumer Goods: Non-durable					273	193	0.04%

Containers, Packaging & Glass
Oliver Packaging	(8) (14)	Class A Common Units	7/12/2022	10,230	1,023	1,023	0.20%
Specialized Packaging Group	(7) (8) (10) (14)	Class A Common Units	12/17/2020	147,708	148	112	0.02%
Total Containers, Packaging & Glass					1,171	1,135	0.22%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (14)	Equity Investments	2/7/2023	245	245	245	0.04%
Anne Arundel	(8) (14)	Equity Investments	10/16/2020	10,061	816	616	0.12%
Health Management Associates	(8) (14)	Class A Common Units	3/31/2023	399,904	400	400	0.08%
Total Healthcare & Pharmaceuticals					1,461	1,261	0.24%

High Tech Industries
ITSavvy LLC	(8) (14)	Class A Common Units	8/8/2022	522	522	699	0.13%
Solve Industrial Motion Group	(8) (14)	Equity Investments	6/30/2021	313	313	293	0.06%
Total High Tech Industries					835	992	0.19%

Services: Business
Apex Companies Holdings, LLC	(8) (14)	Equity Investments	1/31/2023	1,173	117	117	0.02%
BroadcastMed Holdco, LLC	(8) (14)	Preferred Units	10/4/2022	56,899	853	1,075	0.21%
Career Now	(8) (14)	Equity Investments	9/30/2021	624	624	578	0.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
E78	(8) (14)	Equity Investments	12/1/2021	816	860	981	0.19%
RoadOne - Common	(8) (14)	Equity Investments	12/29/2022	1,173,220	939	1,185	0.23%
Total Services: Business					3,393	3,936	0.76%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (14)	Equity Investments	8/11/2022	2,432	243	254	0.05%
Legacy Service Partners, LLC (“LSP”)	(8) (14)	Class B Units	1/9/2023	4,907	491	491	0.09%
Total Services: Consumer					734	745	0.14%

Sovereign & Public Finance
LMI Renaissance	(8) (14)	Limited Partnership Interest	6/30/2022	648,627	649	1,054	0.20%
Total Sovereign & Public Finance					649	1,054	0.20%

Transportation: Cargo
SEKO Global Logistics	(8) (14)	Equity Investments	12/30/2020	671,203	332	2,282	0.44%
Total Transportation: Cargo					332	2,282	0.44%

Total Equity Investments					17,543	22,276	4.30%
Cash equivalents	(12)				48,860	48,860	9.44%
Total Investments and Cash Equivalents					$1,342,452	$1,306,118	252.37%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“LIBOR” or "L"), as well as Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over LIBOR and SOFR and the current contractual interest rate in effect at March 31, 2023. As of March 31, 2023, effective rates for 1M L, 3M L, 6M L and 12M L are 4.86%, 5.19%, 5.31% and 5.31% respectively. As of March 31, 2023, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.80%, 4.91%, 4.90%, and 4.73% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to a LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $517,544 as of March 31, 2023.
(6)Denotes that all or a portion of the assets are owned by CLO-I (as defined in the Notes), which serve as collateral for the 2022 Debt Securitization (as defined in the Notes). See Note 5 "Secured Debt".
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group and Phaidon International is Canada and the United Kingdom, respectively.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2023
(dollar amounts in thousands)

(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2023, the Company held thirty-two restricted securities with an aggregate fair value of $22,276, or 4.30% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 2.63% of the Company's total assets calculated in accordance with the 1940 Act.
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
(16)Loan was on non-accrual status as of March 31, 2023.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	L + 6.00%	10.77%	10/31/2025	$14,807	$14,700	$14,375	2.74%
Arotech	(6) (13)	First Lien Term Loan	L + 6.25%	10.64%	10/22/2026	9,297	9,200	8,614	1.64%
Arotech (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 6.25%	11.02%	10/22/2026	452	450	419	0.08%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	12/22/2026	7,350	7,272	6,954	1.33%
Valkyrie		Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,808	2,754	2,748	0.52%
Total Aerospace & Defense							34,376	33,110	6.31%

Automotive
American Auto Auction Group	(6) (13) (15)	First Lien Term Loan	S + 5.00%	9.59%	12/30/2027	10,627	10,533	8,348	1.59%
Classic Collision (Delayed Draw) (Incremental)	(6) (11) (13)	First Lien Term Loan	L + 5.75%	10.89%	1/14/2026	7,010	6,293	6,093	1.16%
Classic Collision (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.89%	1/14/2026	7,830	7,766	7,607	1.45%
Collision Right	(13)	First Lien Term Loan	S + 4.75%	9.34%	4/14/2028	4,838	4,808	4,733	0.90%
Collision Right (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.34%	4/14/2028	506	(4)	(11)	—%
Covercraft		Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	7,422	7,299	7,167	1.37%
Covercraft (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	4,386	—	(150)	(0.03%)
JEGS Automotive	(6)	First Lien Term Loan	L + 6.00%	10.77%	12/22/2027	4,029	3,995	3,773	0.72%
JEGS Automotive (Delayed Draw)	(11)	First Lien Term Loan	L + 5.75%	10.52%	12/22/2027	930	—	(59)	(0.01%)
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	9.84%	4/18/2028	14,888	14,751	14,443	2.75%
Randys Holdings, Inc	(9) (13)	First Lien Term Loan	S + 6.50%	11.09%	11/1/2028	11,250	11,028	11,031	2.10%
Randys Holdings, Inc (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.50%	11.09%	11/1/2028	3,750	—	(73)	(0.01%)
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 4.75%	9.34%	3/1/2029	6,928	6,865	6,890	1.31%
S&S Truck Parts	(13)	First Lien Term Loan	S + 4.75%	9.11%	3/1/2029	1,171	1,160	1,164	0.22%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.34%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11)	First Lien Term Loan	S + 4.75%	9.11%	3/1/2029	1,740	1,592	1,583	0.30%
Total Automotive							76,086	72,538	13.82%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	S + 4.50%	9.09%	11/18/2026	5,991	5,951	5,889	1.12%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	8.86%	2/28/2025	3,850	3,869	3,824	0.73%
Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.50%	9.86%	5/11/2028	6,497	6,436	6,367	1.21%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.11%	5/11/2028	1,967	—	(39)	(0.01%)
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/8/2027	6,654	6,598	6,521	1.25%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11)	First Lien Term Loan	L + 5.75%	10.52%	10/14/2028	7,199	450	319	0.06%
Risk Strategies (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.09%	11/1/2026	11,045	332	145	0.03%
Risk Strategies (Delayed Draw)	(9)	First Lien Term Loan	S + 5.50%	10.09%	11/1/2026	3,945	3,945	3,839	0.73%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	9.34%	3/26/2027	14,806	14,754	14,486	2.76%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	1,981	1,965	1,912	0.36%
World Insurance Associates (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	5,005	2,472	2,298	0.44%
World Insurance Associates (Delayed Draw)	(9)	First Lien Term Loan	S + 5.75%	10.34%	4/1/2026	8,000	8,000	7,721	1.47%
Total Banking, Finance, Insurance, Real Estate							54,772	53,282	10.15%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC		Subordinated Debt	S + 7.75%	12.34%	8/30/2027	9,300	9,125	9,216	1.76%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.52%	9/28/2027	9,900	9,819	9,832	1.87%
Dessert Holdings	(6)	Subordinated Debt	L + 7.25%	12.02%	6/8/2029	9,000	8,860	8,325	1.59%
Fresh Edge		Subordinated Debt	S + 9.00%	13.36%	4/3/2029	3,770	3,679	3,679	0.70%
GA Foods	(13) (16)	First Lien Term Loan	L + 5.50%	9.77% (Cash) 0.50% (PIK)	12/1/2026	14,781	14,676	8,898	1.69%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	11.77%	10/14/2026	14,663	14,466	14,663	2.79%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	8.89%	7/30/2025	2,888	2,867	2,633	0.50%
Rise Baking	(6) (9) (13)	First Lien Term Loan	L + 6.50%	11.27%	8/13/2027	14,850	14,672	13,769	2.62%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	4/20/2027	3,290	3,264	3,225	0.62%
Watermill Express, LLC (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.27%	4/20/2027	318	197	191	0.04%
Total Beverage, Food & Tobacco							81,625	74,431	14.18%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc.	(6) (13)	First Lien Term Loan	L +4.50%	8.89%	4/8/2026	7,201	7,159	7,018	1.34%
Blackbird Purchaser Inc. (Delayed Draw)	(11)	First Lien Term Loan	L +4.50%	8.89%	4/8/2026	2,709	(22)	(69)	(0.01%)
Crete Mechanical Group	(6) (13)	First Lien Term Loan	S +5.25%	9.84%	5/19/2028	4,872	4,825	4,785	0.91%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	9.84%	5/19/2028	2,875	2,828	2,824	0.54%
Crete Mechanical Group (Delayed Draw)	(11)	First Lien Term Loan	S + 5.00%	9.59%	5/19/2028	7,211	4,484	4,356	0.83%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	L +6.00%	10.39%	12/15/2026	6,534	6,486	6,368	1.21%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	12/15/2026	5,665	5,642	5,521	1.05%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	12/15/2026	2,598	2,598	2,532	0.48%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	11/1/2028	8,824	8,790	8,624	1.64%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	11/1/2028	1,079	1,069	1,054	0.20%
Repipe Specialists		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,408	2,364	2,292	0.44%
Repipe Specialists (Delayed Draw)	(11)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	900	—	(44)	(0.01%)
Total Capital Equipment							46,223	45,261	8.62%

Chemicals, Plastics, & Rubber
Ascensus	(9)	Subordinated Debt	L + 6.50%	11.27%	8/2/2029	9,000	8,929	8,447	1.61%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	L + 4.25%	8.64%	6/30/2028	9,831	9,669	9,504	1.81%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	L + 4.25%	9.02%	12/29/2025	2,088	2,098	2,061	0.39%
Spartech	(6) (9) (13)	First Lien Term Loan	L + 4.75%	9.52%	5/8/2028	14,919	14,837	14,517	2.77%
Total Chemicals, Plastics, & Rubber							35,533	34,529	6.58%

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	9.53%	7/30/2027	10,702	10,612	10,702	2.04%
Gannett Fleming	(13)	First Lien Term Loan	S + 6.50%	11.09%	12/20/2028	10,000	9,801	9,801	1.87%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/15/2027	9,410	9,250	8,917	1.70%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/15/2027	4,938	1,594	1,377	0.26%
Total Construction & Building							31,257	30,797	5.87%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	L + 4.50%	8.89%	6/30/2025	5,728	5,686	5,062	0.97%
Petmate	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/15/2028	9,900	9,815	7,951	1.51%
Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 5.00%	9.59%	9/7/2028	9,975	9,881	9,881	1.88%
Total Consumer Goods: Durable							25,382	22,894	4.36%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.75%	9.11%	9/10/2027	12,733	12,628	12,609	2.40%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	8.89%	12/24/2023	3,842	3,816	3,746	0.71%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	9.84%	6/30/2028	6,858	6,793	6,784	1.29%
Elevation Labs (Delayed Draw)	(11)	First Lien Term Loan	S + 5.25%	9.84%	6/30/2028	3,125	(29)	(34)	(0.01%)
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	3/1/2027	7,823	7,762	7,055	1.35%
FoodScience	(6) (13)	First Lien Term Loan	L + 4.75%	9.52%	3/1/2027	6,951	6,897	6,269	1.20%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/29/2026	2,531	2,510	2,531	0.48%
Market Performance Group	(6) (13)	First Lien Term Loan	L + 5.75%	10.52%	12/29/2026	7,350	7,324	7,350	1.40%
Ultima Health Holdings, LLC		Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,708	1,676	1,671	0.32%
Total Consumer Goods: Non-durable							49,377	47,981	9.14%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	11.34%	10/7/2026	12,613	12,571	12,313	2.35%
B2B Packaging (Delayed Draw)	(13)	First Lien Term Loan	S + 6.75%	11.53%	10/7/2026	2,232	2,232	2,179	0.41%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	11.34%	10/7/2026	118	115	115	0.02%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	9.03%	5/5/2029	7,653	7,545	7,516	1.43%
Good2Grow	(6) (13)	First Lien Term Loan	L + 4.50%	9.27%	12/1/2027	9,925	9,842	9,720	1.85%
Oliver Packaging		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,523	2,476	2,395	0.46%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/17/2025	3,013	2,992	2,995	0.57%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/17/2025	7,350	7,301	7,304	1.39%
Total Containers, Packaging & Glass							45,074	44,537	8.48%

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bounteous	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	8/2/2027	2,211	2,191	2,048	0.39%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.25%	10.02%	8/2/2027	2,796	2,774	2,589	0.49%
Bounteous (Delayed Draw)	(11)	First Lien Term Loan	L + 5.00%	9.77%	8/2/2027	4,467	—	(330)	(0.06%)
BroadcastMed Holdco, LLC		Subordinated Debt	N/A	10.00% (Cash)) 3.75% (PIK)	11/12/2027	3,451	3,383	3,384	0.64%
Bullhorn Inc	(6) (9) (13)	First Lien Term Loan	L + 5.75%	10.52%	9/30/2026	13,848	13,722	13,848	2.63%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.64%	12/1/2027	7,820	7,753	7,678	1.46%
BusinesSolver (Delayed Draw)	(9) (11)	First Lien Term Loan	L + 5.50%	10.64%	12/1/2027	2,121	173	143	0.03%
Career Now		Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/30/2027	3,055	3,005	2,981	0.57%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	9.89%	9/24/2026	311	309	311	0.06%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/24/2026	2,319	2,303	2,319	0.44%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	L + 5.50%	10.27%	9/24/2026	212	212	212	0.04%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.34%	6/1/2029	8,257	8,103	8,153	1.55%
CrossCountry Consulting (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	6/1/2029	3,320	(30)	(42)	(0.01%)
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.25%	9.84%	9/16/2028	7,567	7,422	7,415	1.41%
D&H United Fueling Solutions (Delayed Draw)		First Lien Term Loan	S + 5.25%	9.84%	9/16/2028	2,408	2,386	2,360	0.45%
E78	(6)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	5,657	5,608	5,556	1.06%
E78	(13)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	1,452	1,439	1,427	0.27%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	4,253	4,217	4,178	0.80%
E78 (Delayed Draw)	(11)	First Lien Term Loan	S + 5.50%	9.86%	12/1/2027	3,559	604	540	0.10%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.59%	6/15/2029	12,087	11,859	11,799	2.25%
Evergreen Services Group (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	6/15/2029	2,883	2,063	2,021	0.38%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.39%	9/21/2026	9,337	9,271	9,337	1.78%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	10.77%	9/21/2026	1,555	1,555	1,555	0.30%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 6.00%	10.77%	9/21/2026	3,854	3,824	3,854	0.73%
Hasa Inc		Subordinated Debt	N/A	10.50% (Cash) 1.50% (PIK)	1/16/2026	2,498	2,467	2,498	0.48%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.50%	11.27%	12/17/2025	7,358	7,307	7,203	1.37%
Lion Merger Sub Inc (Incremental)	(9) (13)	First Lien Term Loan	L + 6.50%	11.27%	12/17/2025	7,387	7,290	7,232	1.38%
LSCS Holdings Inc.	(6) (13) (15)	First Lien Term Loan	L + 4.50%	8.89%	12/16/2028	9,900	9,855	9,554	1.82%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	11.02%	12/23/2026	9,900	9,816	9,664	1.84%
Output Services Group, Inc.		First Lien Term Loan	S + 6.75%	9.84% (Cash) 1.50% (PIK)	6/29/2026	3,863	3,349	3,057	0.58%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	9.86%	8/22/2029	15,000	14,855	14,820	2.82%
Plaze		Subordinated Debt	L + 7.50%	11.89%	7/7/2028	15,000	14,617	14,318	2.73%
RoadOne	(11)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(21)	(42)	(0.01%)
RoadOne		Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,469	4,335	4,335	0.83%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.09%	12/15/2028	8,016	7,946	7,797	1.49%
Scaled Agile (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.50%	10.09%	12/15/2028	1,923	—	(53)	(0.01%)
Smile Brands		Subordinated Debt	L + 8.50%	13.64%	4/13/2026	9,597	9,489	8,765	1.67%
Smile Brands (Delayed Draw)	(11)	Subordinated Debt	L + 8.50%	13.64%	4/13/2026	1,959	—	(170)	(0.03%)
Soliant Health	(6) (13)	First Lien Term Loan	L + 4.00%	8.39%	3/31/2028	8,461	8,410	8,519	1.62%
Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	9.09%	6/22/2029	6,841	6,776	6,757	1.29%
Technical Safety Services (Delayed Draw)	(11)	First Lien Term Loan	S + 4.50%	9.09%	6/22/2029	3,125	1,052	1,043	0.20%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	9.78%	4/2/2029	9,975	9,881	9,743	1.86%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	10.84%	5/28/2029	3,000	2,970	2,964	0.56%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 5.75%	10.11%	5/27/2029	7,481	7,411	7,202	1.37%
Trilon Group, LLC (Delayed Draw)		First Lien Term Loan	S + 5.75%	10.11%	5/27/2029	7,500	7,499	7,220	1.38%
Trilon Group, LLC (Delayed Draw)	(11)	First Lien Term Loan	S + 6.25%	10.84%	5/28/2029	2,000	184	160	0.03%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	L + 5.50%	10.27%	6/29/2027	4,629	4,582	4,461	0.85%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.50%	10.28%	6/29/2027	152	150	148	0.03%
Vital Records Control (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 5.75%	10.34%	6/29/2027	185	60	57	0.01%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	L + 4.25%	9.02%	12/5/2024	3,858	3,846	3,824	0.73%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	L + 4.25%	8.64%	12/5/2024	6,120	6,087	6,067	1.16%
Total Services: Business							262,048	257,967	49.14%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	8,314	8,314	8,233	1.56%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11)	First Lien Term Loan	S + 6.00%	10.59%	8/16/2028	257	—	(3)	0.00%
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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp., a Maryland corporation (the “Company”), is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
On December 31, 2019, immediately prior to the BDC election, the Company’s wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”) merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), with SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). See Note 5, Secured Debt. The Company has consolidated its investments in CLO-I, in accordance with its consolidation policy discussed in Note 2.
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement, which was initially entered into on December 31, 2019 and was amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022 (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4, Related Party Transactions.
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in Senior Loans. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022, the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Company may from time to time conduct a private offering of its common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with the Company. The initial closing of the Private Offering was held on March 13, 2020 (the "Initial Closing"). The Company held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, the Company extended the period during which it may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, the Company’s board of directors determined to conduct an initial follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Initial Follow-on Offering”). The final closing of the Initial Follow-on Offering occurred on June 15, 2022. Subsequently, on March 7, 2023, the Company's board of directors determined to conduct an additional follow-on private offering of its shares of common stock (the "Follow-on Offering"). The Follow-on Offering has commenced and is expected to hold closings until the conclusion of fiscal quarter ending June 30, 2023. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value, unless otherwise disclosed within.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective for the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, defined further below in Note 4, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process will begin with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee will then review and discuss the valuations with any input, where appropriate, from the independent valuation firms, and determine the fair value of each investment in good faith based on the Company's valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Company's valuation policy in connection with each quarterly Board meeting, comply with the periodic board reporting requirements set forth in the Company's valuation policy, and discuss with the Board its determination of the fair value of each investment in good faith.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include credit ratings/risk, the portfolio company's current and projected earnings, current and expected leverage, ability to make interest and principal payments, the estimated remaining life of the investment, liquidity, compliance with applicable loan covenants, price to earnings (or other financial) ratios of the portfolio company and other comparable companies, current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Sub-Adviser obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed and are announced in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Company’s assets for which market quotations are not readily available, taking into account our valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee will provide the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board will request and review additional information as may be necessary to be informed of the Valuation Committee’s process for determining the fair value of the Company's investments.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $68,917 and $58,656, respectively, which represents approximately 5.48% and 4.89% of total investments at fair value, respectively. For the three months ended March 31, 2023, and 2022, the Company earned $321 and $142, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2023 and 2022, the Company earned $16 and $0, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2023 and 2022, the Company earned other income of $236 and $213, respectively, primarily related to prepayment and amendment fees.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of March 31, 2023 and December 31, 2022, the fair value of the loan on non-accrual status was $8,374 and $8,898, respectively, which represents approximately 0.67% and 0.74% , respectively, of total investments at fair value.
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
Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the three months ended March 31, 2023 and 2022, the Company incurred offering costs of $15 and $16, respectively.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2023 and 2022, the Company did not incur any excise tax expense.

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
Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions for applying US GAAP to contract modifications, hedge accounting, and other transactions subject to meeting certain criteria. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discounted because of reference rate reform, and was effective upon issuance through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. Many of these agreements include an alternative successor rate or language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact that the amendments in this update will have on the Company's consolidated financial statements and disclosures when applied.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2023 and December 31, 2022, according to the fair value hierarchy:

As of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$20,826	$1,074,567	$1,095,393
Subordinated Debt	—	—	139,589	139,589
Equity Investments	—	—	22,276	22,276
Cash Equivalents	48,860	—	—	48,860
Total	$48,860	$20,826	$1,236,432	$1,306,118

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$22,964	$1,016,856	$1,039,820
Subordinated Debt	—	—	133,243	133,243
Equity Investments	—	—	27,313	27,313
Cash Equivalents	17,572	—	—	17,572
Total	$17,572	$22,964	$1,177,412	$1,217,948

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023 and 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments	78,568	19,454	1,892	99,914
Proceeds from principal repayments and sales of investments	(18,834)	(12,034)	(8,667)	(39,535)
Payment-in-kind interest	15	306	—	321
Amortization of premium/accretion of discount, net	746	142	—	888
Net realized gain (loss) on investments	174	196	6,111	6,481
Net change in unrealized appreciation (depreciation) on investments	(4,561)	(1,718)	(4,373)	(10,652)
Transfers out of Level 3 (1)	(7,951)	—	—	(7,951)
Transfers to Level 3 (1)	9,554	—	—	9,554
Balance as of March 31, 2023	$1,074,567	$139,589	$22,276	$1,236,432

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2023	$(4,596)	$(1,694)	$1,674	$(4,616)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2023 and 2022 were as follows:

Investment Type	Fair Value at March 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,008,854	Yield Method	Discount Rate	7.84%	15.27%	10.54%
First Lien Term Loan	8,374	Market Approach	Revenue Multiple	0.46x	0.46x	0.46x
First Lien Term Loans	2,397	Market Approach	EBITDA Multiple	9.50x	9.50x	9.50x
First Lien Term Loans	57,241	Recent Transaction	Transaction Price	97.05	98.07	97.92
Subordinated Debt	125,221	Yield Method	Discount Rate	11.32%	18.94%	13.67%
Subordinated Debt	12,069	Recent Transaction	Transaction Price	97.03	97.55	97.33
Equity	20,815	Market Approach	EBITDA Multiple	6.75x	19.50x	8.63x
Total	$1,234,971
Equity investments in the amount of $1,461 at March 31, 2023 have been excluded from the table above as the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$943,976	Yield Method	Market Yield Discount Rates	8.00%	20.73%	10.64%
First Lien Term Loan	8,898	Recovery Analysis	Recovery Value	60.20	60.20	60.20
First Lien Term Loans	63,982	Recent Transactions	Transaction Price	98.01	100.00	98.23
Subordinated Debt	107,500	Yield Method	Market Yield Discount Rates	11.72%	17.40%	13.19%
Subordinated Debt	25,743	Recent Transactions	Transaction Price	97.00	100.00	98.40
Equity	15,667	Enterprise Value	EBITDA Multiple	6.50x	19.50x	7.78x
Total	$1,165,766
Equity investments in the amount of $11,646 at December 31, 2022 have been excluded from the table above as the investments are valued using a recent transaction.
Debt investments generally are valued using an income analysis, which weighs market yield and credit performance discount rates. The market yield analysis compares market yield movements from the date of the closing of the investment to the reporting date. The credit performance analysis determines a yield per unit of leverage at closing and compares that to a current yield per unit of leverage (factoring any change in pricing and change in leverage as a result of the borrower’s actual performance) as of the reporting date. Material underperformance will typically require an increase in the weighting towards the credit performance analysis. The yield method calculates a discount rate at closing and compares that to a current discount rate as of the reporting date. Discount rates are determined using a combination of market yield data and borrower performance. A recent market trade, if applicable, also will be factored into the valuation.
Equity investments generally are valued using a market analysis, which utilizes market value multiples (EBITDA or Revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.
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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Wells Fargo Financing Facility (1)	$140,800	$140,800	$111,300	$111,300
Subscription Facility (1)	17,500	17,500	—	—
SMBC Financing Facility (1)	268,647	268,647	252,147	252,147
Class A-1 Notes (1) (2)	199,000	193,926	199,000	193,627
Class A-1F Notes (1) (2)	34,250	32,243	34,250	31,705
Class A-L Notes (1) (2)	30,000	29,235	30,000	29,190
Class B Notes (1) (2)	47,250	44,935	47,250	44,888
Class C Notes (1) (2)	31,500	29,642	31,500	29,295
Total	$768,947	$756,928	$705,447	$692,152
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)Denotes 2022 Notes, as defined in Note 5.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2023 and 2022, base management fees were $2,306 and $1,520, respectively. As of March 31, 2023 and December 31, 2022, $2,306 and $2,211, respectively, of such base management fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of March 31, 2023 and December 31, 2022, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
Administration Agreement
On December 31, 2019, the Company entered into the Administration Agreement, which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or the Sub-Adviser, the Administrator also may provide significant managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three months ended March 31, 2023 and 2022, the Company incurred $309 and $216, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2023 and December 31, 2022, fees of $1,047 and $808, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	—	—	3	June 30, 2023
September 30, 2020	466	—	—	466	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
Total	$2,843	$—	$(1,878)	$965
The cumulative amount of expense payments by the Adviser as of March 31, 2023 and December 31, 2022, are $2,843 and $2,843, respectively.
For the three months ended March 31, 2023 and 2022, the Company received $14 and $51, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2023, and 2022, the Company incurred $96 and $96, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2023 and December 31, 2022, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Sub-Adviser and Administrator for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Administrator are settled in the normal course of business without formal payment terms. As of March 31, 2023 and December 31, 2022, the Company owed the Sub-Adviser and the Administrator $1,659 and $1,264 for reimbursements including the Company''s allocable portion of overhead, which are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2023 and December 31, 2022, asset coverage was 167.31% and 174.41%, respectively. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective credit facility agreements.

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
As of March 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20%, per annum.
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
As of March 31, 2023 and December 31, 2022, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and SOFR, plus 1.75%, respectively, per annum. The Company also pays an unused commitment fee of 0.25% per annum.
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
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of March 31, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one-month SOFR plus 2.15%, respectively, per annum.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Summary of Secured Debt

The Company's debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	CLO -I	Total
Total Commitment	$275,000	$50,000	$300,000	$342,000	$967,000
Amount Outstanding (1)	140,800	17,500	268,647	342,000	768,947
Unused Portion (2)	134,200	32,500	31,353	—	198,053
Amount Available (3)	132,850	32,500	28,754	—	194,104
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

	Three Months Ended March 31,
	2023	2022
Interest expense	$12,041	$2,644
Unused fees	267	151
Amortization of deferred financing costs	435	226
Total interest and debt financing expenses	$12,743	$3,021
Average interest rate (1)	6.76%	2.69%
Average daily borrowings	$738,069	$421,570
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2023 and December 31, 2022:

	Payments Due by Period
As of March 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$140,800	$—	$—	$140,800	$—
Subscription Facility	17,500	17,500	—	—	—
SMBC Financing Facility	268,647	—	268,647	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$768,947	$17,500	$268,647	$140,800	$342,000

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

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2023 and December 31, 2022 for any such exposure.
As of March 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	March 31, 2023	December 31, 2022
ADPD Holdings, LLC	$3,428	$3,686
Affinity Hospice	1,981	1,981
Anne Arundel	366	366
Apex Companies Holdings, LLC	1,115	—
BCM One	70	70
Blackbird Purchaser, Inc.	1,620	2,709
Bounteous	4,467	4,467
BusinesSolver	1,939	1,939
Cadmus	—	511
Calienger Holdings, L.L.C	588	588
Classic Collision	717	717
CMG HoldCo, LLC	2,726	2,726
Coding Solutions Acquisitions	1,967	1,967
Collision Right	—	506
Covercraft	4,386	4,386
CrossCountry Consulting	3,320	3,320
E78	2,955	2,955
Elevation Labs	3,125	3,125
Eliassen Group LLC	2,361	2,361
Evergreen Services Group	—	793
Fairway Lawns	2,848	6,171
Forefront Dermatology	36	112
Genesee Scientific	608	2,027
GHR Healthcare	1,422	1,422
Health Management Associates Superholdings	1,508	—
Heartland Veterinary Partners LLC	9,500	9,500
Impact Parent Corporation	3,173	—
Infobase Acquisition, Inc.	721	721
INS Intermediate II, LLC	1,979	—
ISG Enterprises, LLC	3,409	3,409
ITSavvy LLC	158	2,107
JEGS Automotive	930	930
Kenco PPC Buyer LLC	1,416	1,416
Legacy Service Partners, LLC	3,262	—
Liberty Buyer	449	449
MDC Intermediate Holdings II, LLC	720	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

NJEye LLC	489	489
Ovation Holdings, Inc	1,904	—
Patriot Growth Insurance Service	5,489	6,682
PromptCare	1,887	2,220
R1 Holdings LLC	1,397	1,397
Randys Holdings, Inc.	3,750	3,750
Repipe Specialists	900	900
Risk Strategies	7,074	10,603
S&S Truck Parts	246	246
Scaled Agile	1,923	1,923
Sciens Building Solutions, LLC	3,303	3,303
SCP Eye Care Services, LLC	2,451	2,451
SEKO Global Logistics	2,814	3,524
Smile Brands	—	1,959
Spectrio II	—	3,380
Technical Safety Services	1,016	2,044
The Facilities Group	615	882
Tinuiti Inc.	—	4,028
TPC Wire & Cable	—	157
TRANSIT BUYER LLC	3,125	—
Trilon	—	1,816
Vital Records Control	21	122
Watermill Express, LLC	—	121
Wellspring Pharmaceutical	1,579	1,579
Wittichen Supply	—	3,846
World Insurance Associates	1,353	2,532
Total unfunded commitments	$110,606	$127,391
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of March 31, 2023, the Company had cash and cash equivalents of $49,568, available borrowings under its credit facilities of $194,104 and undrawn capital commitments from its shareholders of $359,716.
7. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
In connection with its Private Offering, the Company has entered into subscription agreements with investors, pursuant to which investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of March 31, 2023, the Company had received capital commitments totaling $905,178 ($359,716 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of March 31, 2023, TIAA owned 3,671,631 shares of the Company's common stock.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes total shares issued and proceeds received from inception through March 31, 2023:

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes the Company's dividends declared from inception through March 31, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special/supplemental dividend.

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through March 31, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value at beginning of period	$18.32	$19.39
Net investment income (1)	0.60	0.44
Net realized gain (loss) (1)	0.23	—
Net change in unrealized appreciation (depreciation) (1)	(0.39)	(0.11)
Net increase (decrease) in net assets resulting from operations (1)	0.44	0.33
Shareholder distributions from income (2)	(0.55)	(0.41)
Stockholder distributions from realized gains (2)	(0.21)	—
Other (3)	0.01	—
Net asset value at end of period	$18.01	$19.31

Net assets at end of period	$517,544	$402,677
Shares outstanding at end of period (1)	28,743,877	20,858,398
Total return (4)	2.39%	1.69%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	12.91%	5.31%
Ratio of net investment income to average net assets (5)	13.51%	9.46%
Portfolio turnover rate (7)	3.22%	0.68%
Asset Coverage Ratio	167.31%	190.52%
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
(5)Ratios are annualized except for expense support amounts relating to organizational costs. The ratio of total expenses to average net assets was 12.92% and 5.32% for the three months ended March 31, 2023 and 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.01)% and (0.01)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2023 and 2022, was 9.91% and 3.15%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2023, except as discussed below.
On April 6, 2023, the Company delivered a drawdown notice to its shareholders relating to the issuance of 2,205,038 shares of the Company's common stock for an aggregate offering price of approximately $40,000. The shares were issued on April 20, 2023.

On April 28, 2023, the Company held its final closing of the Follow-on Offering and entered into subscription agreements with investors for total capital commitments of $1,230.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
We were formed on March 13, 2018 as a Delaware limited liability company and converted into a Maryland corporation on June 18, 2019, prior to the commencement of operations. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective June 1, 2020, we changed our name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
On December 31, 2019, immediately prior to the BDC election, our wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”), merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), with SPV I as the surviving entity (the “Merger”). SPV I is a Delaware limited liability company that was formed on November 13, 2019. On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). We have consolidated the investments held in CLO-I, in accordance with our consolidation policy.
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
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) with Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC ("Nuveen"), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC (“SPV III”) are Delaware limited liability companies that were formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans (other than last-out positions in unitranche loans). NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022, the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation.

We may from time to time conduct a private offering of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act (the “Private Offering”). Each investor will purchase shares pursuant to a subscription agreement entered into with us. The initial closing of our Private Offering was held on March 13, 2020 (the "Initial Closing"). We held additional closings (each a “Subsequent Closing”) after the Initial Closing (the “Initial Fundraising Period”). On September 1, 2021, the Company's board of directors (the "Board") determined to extend the Initial Fundraising Period from 18 months to 24 months after the Initial Closing. As a result of the foregoing, we extended the period during which we may hold Subsequent Closings from September 13, 2021 to March 13, 2022. On March 8, 2022, our Board determined to conduct an initial follow-on offering of the Company's shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Initial Follow-on Offering”). The final closing of the Initial Follow-on Offering occurred on June 15, 2022. Subsequently, on March 7, 2023, our Board determined to conduct an additional follow-on private offering of our shares of common stock (the "Follow-on Offering"). The Follow-on Offering has commenced and is expected to hold closings until the conclusion of fiscal quarter ending June 30, 2023. The Board may, in its sole discretion, extend the Follow-on Offering. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.
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
Our portfolio and investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Investments:
Total investments, beginning of period	$1,225,573	$770,298
Purchase of investments	99,914	62,437
Proceeds from principal repayments and sales of investments	(39,602)	(5,467)
Payment-in-kind interest	321	133
Amortization of premium/accretion of discount, net	905	518
Net realized gain (loss) on investments	6,481	36
Total investments, end of period	$1,293,592	$827,955

Portfolio companies at beginning of period	145	96
Number of new portfolio companies funded	11	9
Number of portfolio companies sold or repaid	(3)	(1)
Portfolio companies at end of period	153	104
Count of investments	304	196
Count of industries	23	22

As of March 31, 2023, our portfolio companies had a weighted average annual EBITDA of $75.9 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with third-party valuation firms and excludes quoted assets. Amounts are weighted based on fair market value of our debt investments. Amounts were derived from the most recently available portfolio company financial statements, have not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

As of March 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,131,632	$1,095,393	87.13%	$1,071,012	$1,039,820	86.62%
Subordinated Debt	$144,417	$139,589	11.10%	136,353	133,243	11.10%
Equity Investments	$17,543	$22,276	1.77%	18,208	27,313	2.28%
Total	$1,293,592	$1,257,258	100.00%	$1,225,573	$1,200,376	100.00%
Largest portfolio company investment	$19,854	$19,378	1.54%	$18,189	$23,162	1.93%
Average portfolio company investment	$8,455	$8,217	0.65%	$8,452	$8,278	0.69%

The industry composition of our portfolio as a percentage of fair value as of March 31, 2023 and December 31, 2022 was as follows:

Industry	March 31, 2023	December 31, 2022
Aerospace & Defense	2.58%	2.76%
Automotive	6.08%	6.14%
Banking, Finance, Insurance, Real Estate	4.63%	4.44%
Beverage, Food & Tobacco	6.38%	6.40%
Capital Equipment	5.01%	4.14%
Chemicals, Plastics, & Rubber	2.72%	2.88%
Construction & Building	2.52%	2.65%
Consumer Goods: Durable	1.71%	1.91%
Consumer Goods: Non-durable	3.78%	4.01%
Containers, Packaging & Glass	3.61%	3.80%
Environmental Industries	1.76%	1.65%
Healthcare & Pharmaceuticals	9.72%	9.21%
High Tech Industries	9.40%	9.14%
Media: Advertising, Printing & Publishing	1.48%	1.25%
Media: Diversified & Production	1.29%	1.35%
Retail	0.44%	0.47%
Services: Business	21.61%	21.92%
Services: Consumer	5.48%	4.47%
Sovereign & Public Finance	0.81%	0.85%
Telecommunications	3.88%	4.09%
Transportation: Cargo	3.52%	3.62%
Utilities: Electric	0.46%	0.39%
Wholesale	1.13%	2.46%
Total	100.00%	100.00%
The weighted average yields of our investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.03%	10.61%
Weighted average yield on debt and income producing investments, at fair value	11.35%	10.87%
Percentage of debt investments bearing a floating rate	95.32%	95.42%
Percentage of debt investments bearing a fixed rate	4.68%	4.58%
As of March 31, 2023, 94.78% and 94.81% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 95.13% and 95.09% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.61% to 11.03% from December 31, 2022 to March 31, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the financing and mergers and acquisitions markets and the historically low interest rate environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates and volatility in the banking systems, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisitions markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	$—	—%	—	$—	—%	—
3	$85,991	6.84%	7	$42,921	3.58%	4
4	$1,038,265	82.58%	127	$1,028,738	85.70%	124
5	$85,862	6.83%	12	$71,433	5.95%	11
6	$23,795	1.89%	4	$48,386	4.03%	5
7	$14,971	1.19%	2	$—	—%	—
8	$—	—%	—	$—	—%	—
9	$—	—%	—	$8,898	0.74%	1
10	$8,374	0.67%	1	$—	—%	—
Total	$1,257,258	100.00%	153	$1,200,376	100.00%	145
As of March 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.08 and 4.14, respectively.
Results of Operations
Operating results for the three months ended March 31, 2023 and 2022 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest income	$33,387	$13,784
Payment-in-kind interest income	321	142
Dividend income	16	—
Other income	236	213
Total investment income	33,960	14,139
Expenses
Interest and debt financing expenses	12,743	3,021
Management fees	2,306	1,520
Professional fees	590	181
Directors' fees	96	96
Administration fees	309	216
Other general and administrative expenses	557	59
Total expenses before expense support	16,601	5,093
Expense support	(14)	(51)
Net expenses after expense support	16,587	5,042
Net investment income	$17,373	$9,097
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$6,481	$36
Net change in unrealized gains (losses)	(11,137)	(2,382)
Total net realized and change in unrealized gains (losses)	(4,656)	(2,346)
Net increase (decrease) in net assets resulting from operations	$12,717	$6,751

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $34.0 million for the three months ended March 31, 2023, from $14.1 million for the three months ended March 31, 2022, primarily due to increased investment activity as a result of an increase in our deployed capital and an increase in interest income from higher weighted average interest rates. As of March 31, 2023, the size of our portfolio increased to $1.3 billion from $828.0 million as of March 31, 2022, at cost. As of March 31, 2023, the weighted average yield of our debt and income producing investments increased to 11.03% from 6.92% as of March 31, 2022 on cost, primarily due to the increase in base interest rates. The shifting environment in base interest rates, such as LIBOR or SOFR, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $16.6 million for the three months ended March 31, 2023, from $5.1 million for the three ended March 31, 2022.
Interest and debt financing expenses increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher average daily borrowings, higher average interest rates, and the 2022 Debt Securitization (defined below). The average daily borrowings for the three months ended March 31, 2023 was $738.1 million compared to $421.6 million for the year ended March 31, 2022. The average interest rate for the three months ended March 31, 2023 was 6.76% compared to 2.69% for the year ended March 31, 2022.
The increase in management fees for the three months ended March 31, 2023 from the comparable period in 2022 were driven by our increased deployment of capital and our increasing invested balance.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our chief financial officer and chief compliance officer and their respective staff. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for the three months ended March 31, 2023 from the comparable period in 2022 was driven by growing needs of the business given the increase in the Company's size.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
For the three months ended March 31, 2023, we had a net realized gain on investments of $6.5 million compared to a net realized gain of $36 thousand for the three months ended March 31, 2022. The increase in the net realized gain is primarily driven by the sale of two equity investments in our portfolio during the three months ended March 31, 2023.
We recorded a net change in unrealized depreciation of $(11.1) million for the three months ended March 31, 2023, compared to net unrealized depreciation of $(2.4) million for the three months ended March 31, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The unrealized depreciation resulted from a decrease in fair value, primarily due to a combination of overall market widening of credit spreads and modest softening of our portfolio companies' credit metrics.

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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 167.31% and 174.41%, respectively.
Cash and restricted cash as of March 31, 2023, taken together with our uncalled capital commitments of $359.7 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of March 31, 2023, we had $132.9 million available under our Wells Fargo Financing Facility (as defined below), $32.5 million available under our Subscription Facility (as defined below) and $28.8 million available under our SMBC Financing Facility (as defined below).
For the three months ended March 31, 2023, our cash and cash equivalents balance increased by $10.3 million. During that period, $41.1 million was used in operating activities, primarily due to investment purchases of $99.9 million, offset by $39.6 million in repayments and sales of investments in portfolio companies. During the same period, $51.4 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares of $0.5 million, proceeds from secured borrowings of $85.0 million, and repayments of secured borrowings of $21.5 million.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. The Predecessor Entity authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to one Preference Shareholder, TIAA. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of March 31, 2023, TIAA owned 3,671,631 shares of our common stock, or 12.77% of our shares outstanding.
On March 13, 2020, we held our Initial Closing in connection with the Initial Fundraising Period and entered into subscription agreements investors providing for the private placement of our shares. We have held several Subsequent Closings since the Initial Closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the Initial Fundraising Period, which ended on March 13, 2022 (the “Initial Follow-on Offering”). The final closing of the Initial Follow-on Offering was held on June 15, 2022. Subsequently, on March 7, 2023, our Board determined to conduct an additional follow-on private offering of our shares of common stock (the "Follow-on Offering"). The Follow-on Offering has commenced and is expected to hold closings until the conclusion of fiscal quarter ending June 30, 2023. The Board may, in its sole discretion, extend the Follow-on Offering. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of March 31, 2023, we had received capital commitments totaling $905.2 million ($359.7 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.

The following table summarizes total shares issued and proceeds received related to capital activity from inception to March 31, 2023 (dollar amounts in thousands, except per share data):

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
The following table summarizes the dividends declared from inception through March 31, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17

________________
(1)    Represents a special/supplemental dividend

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through March 31, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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

Secured Debt
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
On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the 2022 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $275 million from $350 million and SPV III began borrowing on the Wells Fargo Financing Facility.
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
As of March 31, 2023 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20% per annum.
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
As of March 31, 2023 and December 31, 2022, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and SOFR, plus 1.75%, respectively, per annum. We also pay an unused commitment fee of 0.25% per annum.
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
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of March 31, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15%, respectively, per annum.
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
Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$140,800	$—	$—	$140,800	$—
Subscription Facility	17,500	17,500	—	—	—
SMBC Financing Facility	268,647	—	268,647	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$768,947	$17,500	$268,647	$140,800	$342,000

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief”), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The conditional exemptive order is no longer effective; however, on October 14, 2022, the SEC granted an exemptive order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company, subject to certain conditions.
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
No Reimbursement Payment will be made for any quarter if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment, is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with U.S. GAAP. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such Reimbursement Payment may be reimbursable in a future calendar quarter.

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	—	—	3	June 30, 2023
September 30, 2020	466	—	—	466	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
Total	$2,843	$—	$(1,878)	$965
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2023 and December 31, 2022. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

For more information on our off-balance sheet arrangements, commitments and contingencies see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2022.

Valuation of Portfolio Investments
At all times, consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.

Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective for the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.

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

With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.

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

Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments

On April 6, 2023, we delivered a drawdown notice to our shareholders relating to the issuance of 2,205,038 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of approximately $40 million. The shares were issued on April 20, 2023.

On April 28, 2023, we held our final closing of the Follow-on Offering and entered into subscription agreements with investors for total capital commitments of approximately $1.2 million.

On April 28, 2023, Thomas Grenville submitted his resignation as our Chief Compliance Officer, such resignation to become effective on May 12, 2023 (the "Effective Date"). Mr. Grenville is leaving Nuveen to pursue other opportunities and his departure is not a result of any disagreement relating to the Company's operations, policies or practices. On May 3, 2023, our Board appointed John D. McCally, our Vice President and Secretary and General Counsel of Churchill, as our Chief Compliance Officer, such appointment to become effective on the Effective Date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, the rising interest rates, inflationary pressures, risks relating to a failure to increase the U.S. debt ceiling, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged by the valuation designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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

As of March 31, 2023, on a fair value basis, approximately 4.68% of our debt investments bear interest at a fixed rate and approximately 95.32% of our debt investments bear interest at a floating rate. As of March 31, 2023, 99.47% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating LIBOR or SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of March 31, 2023. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of March 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(748)	$(474)	$(274)
Base Interest Rate	—	—	—
+100 Basis Points	2,993	1,896	1,097
+200 Basis Points	5,987	3,792	2,195
+300 Basis Points	8,980	5,688	3,292

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of March 31, 2023 was effective.
This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
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
ITEM 1A. RISK FACTORS
Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023, which is accessible on the SEC’s website at sec.gov.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Date: May 5, 2023