Form 10-Q
period 2023-06-30
Nuveen Churchill Direct Lending Corp.
filed 2023-08-04
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, the registrant had 35,585,951 shares of common stock, $0.01 par value, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on our current expectations and estimates, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Advisers, and/or their respective affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Advisers, to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and operate as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.

Although we believe that the assumptions on which these forward-looking statements are based on are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements except as otherwise provided by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,391,333 and $1,225,573, respectively)	$1,350,757	$1,200,376
Cash and cash equivalents	45,448	39,270
Restricted cash	50	50
Due from adviser expense support (See Note 4)	865	1,147
Interest receivable	13,076	11,898
Receivable for investments sold	766	719
Contribution receivable	3	458
Prepaid expenses	100	41
Total assets	$1,411,065	$1,253,959

Liabilities
Secured borrowings (net of $6,897 and $5,675 deferred financing costs, respectively) (See Note 5)	$818,550	$699,772
Payable for investments purchased	—	56
Interest payable	11,321	8,812
Due to adviser expense support (See Note 4)	1,101	1,147
Management fees payable	2,474	2,211
Distributions payable	17,105	14,325
Directors’ fees payable	96	96
Accounts payable and accrued expenses	2,921	2,583
Total liabilities	$853,568	$729,002

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 31,099,618 and 28,650,548 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$311	$287
Paid-in-capital in excess of par value	593,043	548,600
Total distributable earnings (loss)	(35,857)	(23,930)
Total net assets	$557,497	$524,957

Total liabilities and net assets	$1,411,065	$1,253,959

Net asset value per share (See Note 8)	$17.93	$18.32

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$36,292	$15,883	$69,679	$29,667
Payment-in-kind interest income	551	186	872	328
Dividend income	24	—	40	—
Other income	234	392	470	605
Total investment income	$37,101	$16,461	71,061	30,600

Expenses:
Interest and debt financing expenses	$14,298	$4,237	27,041	7,258
Management fees (See Note 4)	2,475	1,732	4,781	3,252
Professional fees	964	264	1,554	445
Directors' fees	95	95	191	191
Administration fees (See Note 4)	350	189	659	405
Other general and administrative expenses	733	254	1,290	313
Total expenses before expense support	18,915	6,771	35,516	11,864
Expense support (See Note 4)	(144)	(43)	(158)	(94)
Net expenses after expense support	18,771	6,728	35,358	11,770
Net investment income	18,330	9,733	35,703	18,830

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	218	56	6,699	92
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(4,242)	(12,509)	(15,379)	(14,891)
Total net realized and unrealized gain (loss) on investments	(4,024)	(12,453)	(8,680)	(14,799)

Net increase (decrease) in net assets resulting from operations	$14,306	$(2,720)	$27,023	$4,031

Per share data:
Net investment income per share - basic and diluted	$0.60	$0.44	$1.20	$0.88
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.47	$(0.12)	$0.91	$0.19
Weighted average common shares outstanding - basic and diluted	30,621,009	22,212,400	29,679,378	21,366,638

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,330	$9,733	$35,703	$18,830
Net realized gain (loss) on investments	218	56	6,699	92
Net change in unrealized appreciation (depreciation) on investments	(4,242)	(12,509)	(15,379)	(14,891)
Net increase (decrease) in net assets resulting from operations	14,306	(2,720)	27,023	4,031
Shareholder distributions:
Distributions declared from net investment income	(17,106)	(9,757)	(32,915)	(18,309)
Distributions declared from realized gains	—	—	(6,036)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(17,106)	(9,757)	(38,951)	(18,309)
Capital share transactions:
Issuance of common shares, net	39,977	34,946	39,977	64,930
Reinvestment of shareholder distributions, net	2,776	627	4,491	1,070
Net increase (decrease) in net assets resulting from capital share transactions	42,753	35,573	44,468	66,000
Total increase (decrease) in net assets	39,953	23,096	32,540	51,722
Net assets, at beginning of period	517,544	402,677	524,957	374,051
Net assets, at end of period	$557,497	$425,773	$557,497	$425,773

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,023	$4,031

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(202,017)	(248,039)
Proceeds from principal repayments and sales of investments	45,361	29,746
Payment-in-kind interest	(872)	(312)
Amortization of premium/accretion of discount, net	(1,533)	(890)
Net realized (gain) loss on investments	(6,699)	(92)
Net change in unrealized (appreciation) depreciation on investments	15,379	14,891
Amortization of deferred financing costs	884	622
Amortization of offering costs	(23)	(34)
Changes in operating assets and liabilities:
Due from adviser expense support	282	(125)
Interest receivable	(1,178)	(5,441)
Receivable for investments sold	(47)	3,354
Prepaid expenses	(59)	(23)
Payable for investments purchased	(56)	(25,744)
Interest payable	2,509	478
Due to adviser expense support	(46)	125
Management fees payable	263	356
Accounts payable and accrued expenses	338	215
Net cash provided by (used in) operating activities	(120,491)	(226,882)

Cash flows from financing activities:
Proceeds from issuance of common shares	40,455	64,964
Shareholder distributions	(31,680)	(15,122)
Proceeds from secured borrowings	179,000	544,600
Repayments of secured borrowings	(59,000)	(367,000)
Payments of deferred financing costs	(2,106)	(2,783)
Net cash provided by (used in) financing activities	126,669	224,659

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	6,178	(2,223)
Cash and Cash Equivalents and Restricted Cash, beginning of period	39,320	35,236
Cash and Cash Equivalents and Restricted Cash, end of period	$45,498	$33,013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,648	$7,114

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$4,491	$1,070

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$45,448	$32,963
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$45,498	$33,013

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	S + 6.00%	11.27%	10/31/2025	$14,732	$14,656	$14,349	2.57%
Arotech	(6) (13)	First Lien Term Loan	S + 6.25%	11.52%	10/22/2026	9,249	9,166	8,792	1.58%
Arotech (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 6.25%	11.52%	10/22/2026	450	448	428	0.08%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	10.39%	12/22/2026	6,595	6,534	6,209	1.11%
Valkyrie	(17)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,822	2,775	2,717	0.49%
Total Aerospace & Defense							33,579	32,495	5.83%

Automotive
American Auto Auction Group	(6) (13)	First Lien Term Loan	S + 5.00%	10.27%	12/30/2027	10,573	10,489	9,761	1.75%
Classic Collision (Delayed Draw) (Incremental)	(6) (13)	First Lien Term Loan	L + 5.75%	11.51%	1/14/2026	6,976	6,976	6,778	1.22%
Classic Collision (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.89%	1/14/2026	7,791	7,738	7,569	1.36%
Collision Right	(13) (17)	First Lien Term Loan	S + 4.75%	10.02%	4/14/2028	4,816	4,790	4,727	0.85%
Collision Right	(17)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	1,385	1,352	1,344	0.24%
Collision Right (Delayed Draw)	(17)	First Lien Term Loan	S + 4.75%	10.02%	4/14/2028	506	503	497	0.09%
Collision Right (Delayed Draw)	(17)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	978	966	949	0.17%
Covercraft	(17)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	7,450	7,338	6,981	1.25%
Covercraft (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	4,386	—	(276)	(0.05%)
JEGS Automotive	(6)	First Lien Term Loan	L + 6.00%	11.55%	12/22/2027	4,009	3,978	3,311	0.59%
JEGS Automotive (Delayed Draw)	(11) (17)	First Lien Term Loan	L + 6.00%	11.55%	12/22/2027	930	—	(162)	(0.03%)
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	10.64%	4/18/2028	14,813	14,693	14,370	2.58%
Randys Holdings, Inc	(9) (13)	First Lien Term Loan	S + 6.50%	11.77%	11/1/2028	11,194	10,987	10,988	1.97%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.50%	11.77%	11/1/2028	3,750	—	(69)	(0.01%)
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 4.75%	10.14%	3/1/2029	6,893	6,834	6,752	1.21%
S&S Truck Parts	(13)	First Lien Term Loan	S + 4.75%	9.89%	3/1/2029	1,165	1,155	1,141	0.20%
S&S Truck Parts (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.02%	3/1/2029	98	—	(2)	—%
S&S Truck Parts (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	9.89%	3/1/2029	1,732	1,584	1,549	0.28%
Total Automotive							79,383	76,208	13.67%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	S + 4.50%	9.77%	11/18/2026	5,960	5,927	5,889	1.06%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.50%	9.64%	2/28/2025	3,830	3,849	3,830	0.69%
Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.64%	5/11/2028	6,464	6,410	6,358	1.14%
Coding Solutions Acquisitions (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.64%	5/11/2028	1,967	206	173	0.03%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.27%	9/8/2027	6,620	6,570	5,781	1.04%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	11.02%	10/14/2028	7,185	3,708	3,583	0.64%
Risk Strategies (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.77%	11/1/2026	3,545	2,061	2,008	0.36%
Risk Strategies (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.50%	10.77%	11/1/2026	11,399	11,399	11,140	2.00%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.02%	3/26/2027	14,731	14,695	14,382	2.58%
World Insurance Associates	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.02%	4/1/2026	1,971	1,958	1,916	0.34%
World Insurance Associates (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.75%	11.02%	4/1/2026	5,005	5,005	4,866	0.87%
World Insurance Associates (Delayed Draw)	(6) (9) (17)	First Lien Term Loan	S + 5.75%	11.02%	4/1/2026	7,980	7,980	7,758	1.39%
Total Banking, Finance, Insurance, Real Estate							69,768	67,684	12.14%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(17)	Subordinated Debt	S + 7.75%	13.02%	8/30/2027	9,300	9,142	9,224	1.65%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.02%	9/28/2027	9,850	9,778	9,850	1.77%
Dessert Holdings	(6) (17)	Subordinated Debt	S + 7.25%	12.52%	6/8/2029	9,000	8,869	7,785	1.40%
Fresh Edge	(17)	Subordinated Debt	S + 4.50%	9.77% (Cash) 5.13% (PIK)	4/3/2029	3,770	3,685	3,678	0.66%
Fresh Edge (Incremental)	(17)	Subordinated Debt	S + 4.50%	9.77% (Cash) 5.13% (PIK)	4/3/2029	753	734	734	0.13%
GA Foods	(16) (17)	First Lien Term Loan	L + 5.50%	10.49% (Cash) 0.50% (PIK)	12/1/2026	14,769	14,684	2,518	0.45%
Handgards	(6) (13)	First Lien Term Loan	L + 7.00%	12.55%	10/14/2026	14,588	14,419	14,588	2.62%
Harvest Hill Beverage Company	(17)	Subordinated Debt	S + 9.00%	14.14%	2/28/2029	3,640	3,536	3,535	0.63%
KSLB Holdings LLC	(13)	First Lien Term Loan	L + 4.50%	9.72%	7/30/2025	2,865	2,848	2,659	0.48%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.50%	11.64%	8/13/2027	14,775	14,617	14,775	2.65%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.52%	4/20/2027	3,273	3,251	3,214	0.58%
Watermill Express, LLC (Delayed Draw)	(9) (17)	First Lien Term Loan	L + 5.25%	10.80%	4/20/2027	316	316	310	0.06%
Total Beverage, Food & Tobacco							85,879	72,870	13.08%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc.	(6) (13) (17)	First Lien Term Loan	S + 4.50%	9.64%	4/8/2026	9,862	9,828	9,709	1.74%
Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.00%	10.27%	5/19/2028	4,847	4,807	4,764	0.85%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	10.27%	5/19/2028	2,860	2,819	2,811	0.50%
Crete Mechanical Group (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.00%	10.27%	5/19/2028	7,178	4,452	4,328	0.78%
EFC Holdings, LLC	(17)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,146	3,058	3,057	0.55%
Heartland Home Services		First Lien Term Loan	S + 6.00%	11.14%	12/15/2026	6,500	6,458	6,367	1.14%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 6.00%	11.22%	12/15/2026	5,636	5,615	5,521	0.99%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.14%	12/15/2026	2,585	2,585	2,532	0.45%
Ovation Holdings, Inc.	(13)	First Lien Term Loan	S + 6.25%	11.52%	2/3/2029	8,076	7,907	7,903	1.42%
Ovation Holdings, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.52%	2/3/2029	1,904	(22)	(41)	(0.01%)
Precision Surfacing	(17)	Subordinated Debt	N/A 15.00%	15.00%	6/30/2024	469	469	469	0.08%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.24%	11/1/2028	8,779	8,753	8,556	1.53%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.24%	11/1/2028	1,073	1,064	1,046	0.19%
Repipe Specialists	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,420	2,379	2,288	0.41%
Repipe Specialists (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	900	209	160	0.03%
RTH Buyer LLC (dba "Rhino Tool House)	(13) (17)	First Lien Term Loan	S + 6.25%	11.64%	4/4/2029	8,092	7,936	7,937	1.42%
RTH Buyer LLC (dba "Rhino Tool House) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.64%	4/4/2029	1,887	(9)	(36)	(0.01%)
Total Capital Equipment							68,308	67,371	12.06%

Chemicals, Plastics, & Rubber
Ascensus	(9) (17)	Subordinated Debt	S + 6.50%	11.77%	8/2/2029	9,000	8,935	8,360	1.50%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.35%	9.49%	6/30/2028	9,781	9,629	9,413	1.69%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 4.25%	9.52%	12/29/2025	2,076	2,086	2,056	0.37%
Chroma Color Corporation (dba "Chroma Color")	(13)	First Lien Term Loan	S + 6.00%	11.27%	4/21/2029	6,346	6,222	6,223	1.12%
Chroma Color Corporation (dba "Chroma Color") (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.27%	4/21/2029	1,379	(13)	(27)	—%
Spartech	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.02%	5/8/2028	14,844	14,772	13,509	2.42%
Total Chemicals, Plastics, & Rubber							41,631	39,534	7.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Construction & Building
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.14%	7/30/2027	10,427	10,351	10,428	1.87%
Gannett Fleming	(13)	First Lien Term Loan	S + 6.60%	11.87%	12/20/2028	9,950	9,768	9,777	1.75%
MEI Rigging & Crating	(13) (17)	First Lien Term Loan	S + 6.50%	11.64%	6/29/2029	11,460	11,230	11,230	2.01%
MEI Rigging & Crating (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.64%	6/29/2029	1,814	(9)	(36)	(0.01%)
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.02%	12/15/2027	9,362	9,216	8,991	1.61%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 5.75%	11.02%	12/15/2027	4,930	1,590	1,432	0.26%
Total Construction & Building							42,146	41,822	7.49%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	S + 4.50%	9.64%	6/30/2025	5,698	5,664	5,149	0.92%
Petmate	(6) (9) (13) (15)	First Lien Term Loan	L + 5.50%	11.05%	9/15/2028	9,850	9,773	6,402	1.15%
Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 4.75%	10.02%	9/7/2028	9,925	9,839	9,632	1.73%
Xpressmyself.com LLC (a/k/a SmartSign)	(6) (17)	First Lien Term Loan	S + 5.75%	11.02%	9/7/2028	5,050	4,950	4,950	0.89%
Total Consumer Goods: Durable							30,226	26,133	4.69%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.77%	9/10/2027	12,668	12,576	12,102	2.17%
Arcadia Consumer Health (Incremental)	(13) (17)	First Lien Term Loan	S + 5.75%	10.89%	9/10/2027	2,267	2,222	2,238	0.40%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	L + 4.50%	10.05%	12/24/2023	3,821	3,809	3,776	0.68%
Elevation Labs	(13)	First Lien Term Loan	S + 5.25%	10.52%	6/30/2028	6,823	6,764	6,735	1.21%
Elevation Labs (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.25%	10.52%	6/30/2028	3,125	(26)	(40)	(0.01%)
FoodScience	(6) (13)	First Lien Term Loan	L + 5.00%	10.55%	3/1/2027	7,784	7,728	6,928	1.24%
FoodScience	(6) (13)	First Lien Term Loan	L + 5.00%	10.55%	3/1/2027	6,916	6,865	6,156	1.10%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	10.77%	12/29/2026	2,518	2,500	2,533	0.45%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	10.77%	12/29/2026	7,313	7,291	7,356	1.32%
Protective Industrial Products (“PIP”)	(9) (13) (17)	First Lien Term Loan	S + 5.00%	10.14%	12/29/2027	4,872	4,679	4,680	0.84%
Ultima Health Holdings, LLC	(17)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,721	1,691	1,666	0.30%
Total Consumer Goods: Non-durable							56,099	54,130	9.70%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	11.89%	10/7/2026	14,771	14,736	14,440	2.59%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	11.89%	10/7/2026	117	114	114	0.02%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	9.64%	5/5/2029	7,615	7,515	7,487	1.34%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	9.77%	12/1/2027	9,642	9,569	9,510	1.71%
Oliver Packaging	(17)	Subordinated Debt	N/A	11.00%	1/6/2029	2,510	2,468	2,417	0.43%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	11.05%	12/17/2025	2,998	2,980	2,924	0.52%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	L + 5.50%	11.05%	12/17/2025	7,313	7,270	7,133	1.28%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	L + 6.25%	12.01%	12/17/2025	4,431	4,365	4,393	0.79%
Total Containers, Packaging & Glass							49,017	48,418	8.68%

Environmental Industries
Impact Parent Corporation (d/b/a Impact Environmental Group)	(13) (17)	First Lien Term Loan	S + 6.00%	11.39%	3/23/2029	6,810	6,676	6,682	1.20%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.39%	3/23/2029	3,173	(15)	(60)	(0.01%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(13)	First Lien Term Loan	S + 5.25%	10.52%	8/31/2028	6,682	6,625	6,590	1.18%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.89%	11/30/2027	4,897	4,862	4,716	0.85%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	L + 5.75%	11.30%	11/30/2027	4,975	4,518	4,334	0.78%
Total Environmental Industries							22,666	22,262	4.00%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13) (17)	First Lien Term Loan	S + 4.75%	10.02%	12/17/2027	7,912	7,851	7,473	1.34%
Affinity Hospice (Delayed Draw)	(11) (17)	First Lien Term Loan	L + 4.75%	10.30%	12/17/2027	1,981	—	(110)	(0.02%)
Anne Arundel	(17)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,076	3,035	2,809	0.50%
Anne Arundel	(17)	Subordinated Debt	N/A	11.00%	4/16/2026	1,866	1,847	1,747	0.31%
Anne Arundel (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,882	1,747	0.31%
Forefront Dermatology	(6) (9) (13) (15)	First Lien Term Loan	S + 4.25%	9.52%	4/2/2029	5,333	5,239	5,279	0.95%
Forefront Dermatology (Delayed Draw)	(9) (11) (15) (17)	First Lien Term Loan	S + 4.25%	9.39%	4/2/2029	999	978	968	0.17%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.25%	10.64%	9/30/2027	5,989	5,949	5,776	1.04%
Genesee Scientific (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	L + 5.25%	10.80%	9/30/2027	2,023	1,415	1,343	0.24%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 4.75%	10.14%	12/9/2027	6,434	6,387	6,347	1.14%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.14%	12/9/2027	2,012	2,012	1,985	0.36%
GHR Healthcare (Incremental)	(9) (13)	First Lien Term Loan	S + 4.75%	10.14%	12/9/2027	5,008	4,921	4,941	0.89%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Health Management Associates	(13) (17)	First Lien Term Loan	S + 6.50%	11.64%	3/30/2029	8,492	8,326	8,324	1.49%
Health Management Associates (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.64%	3/30/2029	1,508	453	453	0.08%
Heartland Veterinary Partners LLC (Incremental)	(17)	Subordinated Debt	S + 7.50%	12.64%	12/10/2027	1,900	1,869	1,851	0.33%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(11) (17)	Subordinated Debt	S + 7.50%	12.64%	12/10/2027	9,500	874	630	0.11%
InfuCare RX	(6) (13)	First Lien Term Loan	S + 4.50%	9.77%	1/4/2028	9,850	9,775	9,211	1.65%
MDC Intermediate Holdings II, LLC	(17)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,745	1,705	1,703	0.31%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash), 2.25% (PIK)	2/7/2030	720	(8)	(17)	—%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.89%	8/20/2027	9,067	9,003	8,672	1.56%
PromptCare	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.14%	9/1/2027	8,246	8,146	8,068	1.45%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 6.00%	11.14%	9/1/2027	3,021	1,267	1,219	0.22%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.14%	5/28/2027	7,719	7,663	7,490	1.34%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	S + 6.25%	11.64%	5/28/2027	3,264	(8)	(49)	(0.01%)
Quorum Health Resources, LLC (Incremental)	(13) (17)	First Lien Term Loan	S + 6.25%	11.64%	5/28/2027	3,264	3,215	3,215	0.58%
Sandlot Buyer, LLC (Prime Time Healthcare)	(13)	First Lien Term Loan	S + 5.75%	11.14%	9/19/2028	9,625	9,360	9,628	1.73%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(13)	First Lien Term Loan	S + 5.75%	10.89%	10/5/2029	7,511	7,443	7,373	1.32%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	10.89%	10/5/2029	2,450	401	356	0.06%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	S + 4.75%	9.89%	4/17/2028	14,740	14,643	13,941	2.50%
US Fertility	(17)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	11,572	11,236	11,230	2.01%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	11.14%	8/22/2028	3,395	3,337	3,296	0.59%
Wellspring Pharmaceutical (Delayed Draw)	(17)	First Lien Term Loan	S + 5.75%	11.14%	8/22/2028	1,579	1,569	1,533	0.27%
Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	S + 5.75%	11.14%	8/22/2028	3,756	(18)	(73)	(0.01%)
Wellspring Pharmaceutical (Incremental)	(13) (17)	First Lien Term Loan	S + 5.75%	11.14%	8/22/2028	1,252	1,228	1,228	0.22%
Total Healthcare & Pharmaceuticals							142,995	139,587	25.03%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(13) (17)	First Lien Term Loan	S + 6.25%	11.52%	6/13/2029	8,062	7,901	7,902	1.43%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.77%	6/13/2029	3,225	(16)	(64)	(0.01%)
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.64%	6/10/2026	5,662	5,627	5,422	0.97%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.64%	6/10/2026	2,507	2,507	2,401	0.43%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	10.64%	6/10/2026	1,713	1,680	1,641	0.29%
Diligent Corporation	(6) (9) (17)	First Lien Term Loan	S + 6.25%	11.39%	8/4/2025	12,534	12,511	12,042	2.16%
Diligent Corporation	(9) (13)	First Lien Term Loan	S + 5.75%	10.89%	8/4/2025	3,404	3,387	3,241	0.58%
Diligent Corporation	(9) (13)	First Lien Term Loan	S + 5.75%	10.89%	8/4/2025	1,483	1,476	1,412	0.25%
Diligent Corporation (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.25%	11.39%	8/4/2025	169	169	162	0.03%
Diligent Corporation (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.25%	11.39%	8/4/2025	106	106	102	0.02%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.89%	4/14/2028	12,131	12,032	11,936	2.14%
Eliassen Group LLC (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.77%	4/14/2028	2,775	408	369	0.07%
Exterro	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.77%	5/31/2024	9,474	9,448	9,537	1.71%
Fineline Merger	(17)	Subordinated Debt	S + 9.00%	14.14%	8/22/2028	2,941	2,909	2,909	0.52%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.63%	11.02%	12/21/2027	11,631	11,542	11,295	2.03%
Go Engineer (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.63%	11.02%	12/21/2027	3,168	3,144	3,076	0.55%
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.25%	11.64%	3/2/2028	6,345	6,282	6,169	1.11%
Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.89%	6/14/2028	4,353	4,316	4,290	0.77%
Infobase Acquisition, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.89%	6/14/2028	721	—	(11)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.89%	8/8/2028	7,833	7,766	7,868	1.41%
ITSavvy LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.89%	8/8/2028	1,682	1,510	1,531	0.27%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.25%	10.52%	1/23/2025	5,822	5,822	5,822	1.04%
Northern Star Industries Inc	(6)	First Lien Term Loan	S + 4.50%	9.77%	3/28/2025	3,269	3,260	3,269	0.59%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.64%	10/21/2026	4,733	4,701	4,684	0.84%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 5.75%	10.89%	4/15/2027	4,264	4,254	3,995	0.72%
Revalize (Delayed Draw)	(6) (9) (17)	First Lien Term Loan	S + 5.75%	10.89%	4/15/2027	1,095	1,088	1,026	0.18%
Revalize (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.75%	10.89%	4/15/2027	244	243	229	0.04%
SmartWave	(6) (13)	First Lien Term Loan	S + 6.00%	11.27%	11/5/2026	9,261	9,188	7,944	1.42%
Solve Industrial Motion Group	(17)	Subordinated Debt	N/A	10.75%	6/28/2028	1,777	1,749	1,711	0.31%
Solve Industrial Motion Group	(17)	Subordinated Debt	N/A	12.50%	6/28/2028	758	744	743	0.13%
Solve Industrial Motion Group (Delayed Draw)	(17)	Subordinated Debt	N/A	10.75%	6/28/2028	2,035	2,035	1,960	0.35%
Total High Tech Industries							127,789	124,613	22.35%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.27%	12/10/2026	2,963	2,941	2,861	0.51%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.27%	12/10/2026	1,936	1,935	1,869	0.34%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Tinuiti (Delayed Draw) (Incremental)	(6) (9) (17)	First Lien Term Loan	S + 5.00%	10.14%	12/10/2026	9,913	9,913	9,571	1.72%
Wpromote	(13)	First Lien Term Loan	S + 6.00%	11.14%	10/23/2028	4,401	4,321	4,341	0.78%
Wpromote (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.14%	10/23/2028	588	(4)	(8)	—%
Total Media: Advertising, Printing & Publishing							19,106	18,634	3.35%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	S + 4.50%	9.64%	8/12/2027	2,902	2,881	2,764	0.50%
Corporate Visions	(6) (13)	First Lien Term Loan	S + 4.50%	9.64%	8/12/2027	2,550	2,520	2,430	0.44%
Spectrio II	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.27%	12/9/2026	8,082	8,034	7,760	1.39%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.27%	12/9/2026	2,871	2,854	2,757	0.49%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	L + 5.75%	11.30%	12/9/2026	438	436	417	0.07%
Total Media: Diversified & Production							16,725	16,128	2.89%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	L + 4.50%	9.72%	12/15/2027	5,865	5,883	5,632	1.01%
Total Retail							5,883	5,632	1.01%

Services: Business
ALKU Intermediate Holdings, LLC	(13) (17)	First Lien Term Loan	S + 6.25%	11.39%	5/22/2029	4,530	4,440	4,441	0.81%
Apex Companies Holdings, LLC	(17)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,914	3,825	3,821	0.69%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,196	67	53	0.01%
Big Truck Rental	(17)	Subordinated Debt	L + 8.00%	13.22%	9/30/2027	10,000	9,847	10,000	1.79%
Big Truck Rental	(17)	Subordinated Debt	L + 8.00%	13.22%	9/30/2027	2,500	2,500	2,500	0.45%
Bounteous	(6) (13)	First Lien Term Loan	S + 5.25%	10.64%	8/2/2027	5,375	5,335	5,029	0.90%
Bounteous	(6) (13)	First Lien Term Loan	S + 5.25%	10.52%	8/2/2027	2,200	2,183	2,058	0.37%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.25%	10.64%	8/2/2027	2,782	2,763	2,603	0.47%
Bounteous (Delayed Draw)	(11) (17)	First Lien Term Loan	L + 5.25%	10.80%	8/2/2027	4,467	—	(287)	(0.05%)
BroadcastMed Holdco, LLC	(17)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,483	3,421	3,354	0.60%
Bullhorn Inc	(6) (9) (13) (17)	First Lien Term Loan	S + 5.75%	10.89%	9/30/2026	13,777	13,670	13,777	2.47%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.77%	12/1/2027	7,780	7,720	7,651	1.37%
BusinesSolver (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.77%	12/1/2027	2,120	173	145	0.03%
Career Now	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/30/2027	3,070	3,025	2,861	0.51%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.89%	9/24/2026	310	308	310	0.06%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.89%	9/24/2026	2,307	2,294	2,307	0.41%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.89%	9/24/2026	211	211	211	0.04%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.89%	6/1/2029	8,216	8,073	8,216	1.47%
CrossCountry Consulting (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	10.89%	6/1/2029	3,320	(28)	—	—%
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.25%	10.52%	9/16/2028	7,529	7,395	7,231	1.30%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	10.52%	9/16/2028	2,396	2,375	2,301	0.41%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	S + 5.25%	10.52%	9/16/2028	1,567	(8)	(31)	(0.01%)
D&H United Fueling Solutions (Incremental)	(13) (17)	First Lien Term Loan	S + 5.25%	10.52%	9/16/2028	3,483	3,413	3,413	0.61%
E78	(6)	First Lien Term Loan	S + 5.50%	10.64%	12/1/2027	5,629	5,586	5,528	0.99%
E78 (Incremental)	(13)	First Lien Term Loan	S + 5.50%	10.64%	12/1/2027	1,445	1,433	1,419	0.25%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.64%	12/1/2027	4,232	4,200	4,157	0.75%
E78 (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.64%	12/1/2027	3,555	984	921	0.17%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.15%	11.42%	6/15/2029	12,027	11,814	11,633	2.09%
Evergreen Services Group (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.15%	11.42%	6/15/2029	2,877	2,852	2,783	0.50%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.89%	9/21/2026	9,239	9,183	9,239	1.66%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	L + 5.75%	11.30%	9/21/2026	1,539	1,539	1,539	0.28%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	L + 5.75%	11.30%	9/21/2026	3,814	3,788	3,814	0.68%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	L + 6.00%	11.55%	12/17/2025	7,358	7,315	7,263	1.30%
Lion Merger Sub Inc (Incremental)	(9) (13)	First Lien Term Loan	S + 6.00%	11.27%	12/17/2025	7,336	7,255	7,241	1.30%
LSCS Holdings Inc.	(6) (13)	First Lien Term Loan	L + 4.50%	9.72%	12/16/2028	9,850	9,809	9,540	1.71%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	L + 6.25%	12.01%	12/23/2026	9,850	9,775	9,616	1.72%
Output Services Group, Inc.	(16) (17)	First Lien Term Loan	S + 6.75%	10.16% (Cash) 1.50% (PIK)	6/29/2026	3,882	3,434	2,135	0.38%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	10.64%	8/22/2029	14,625	14,497	14,507	2.60%
Plaze	(17)	Subordinated Debt	S + 7.50%	12.64%	7/7/2028	15,000	14,647	13,682	2.45%
RoadOne (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(19)	(30)	(0.01%)
RoadOne	(17)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,583	4,457	4,484	0.80%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.77%	12/15/2028	7,976	7,911	7,806	1.40%
Scaled Agile (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.77%	12/15/2028	1,923	392	351	0.06%
Smile Brands	(17)	Subordinated Debt	L + 8.50%	14.26%	4/13/2026	9,597	9,506	8,383	1.50%
Soliant Health	(6) (13)	First Lien Term Loan	S + 5.25%	10.39%	3/31/2028	8,461	8,417	8,461	1.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Technical Safety Services	(13)	First Lien Term Loan	S + 4.50%	9.77%	6/22/2029	6,806	6,747	6,689	1.20%
Technical Safety Services (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.50%	9.77%	6/22/2029	3,117	2,075	2,048	0.37%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	10.27%	4/2/2029	9,925	9,839	9,815	1.76%
Transit Buyer LLC (dba“Propark”)	(13)	First Lien Term Loan	S + 6.25%	11.64%	1/31/2029	6,858	6,732	6,729	1.21%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.64%	1/31/2029	3,125	(58)	(59)	(0.01%)
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.52%	5/28/2029	2,993	2,972	2,903	0.52%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.52%	5/27/2029	7,444	7,380	7,220	1.30%
Trilon Group, LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 6.25%	11.52%	5/27/2029	7,463	7,463	7,238	1.30%
Trilon Group, LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 6.25%	11.52%	5/28/2029	1,995	1,995	1,935	0.35%
Vital Records Control	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.64%	6/29/2027	4,606	4,563	4,477	0.80%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	11.14%	6/29/2027	152	150	149	0.03%
Vital Records Control (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	11.02%	6/29/2027	184	167	166	0.03%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	S + 4.25%	9.52%	12/5/2024	3,838	3,829	3,838	0.69%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	S + 4.25%	9.52%	12/5/2024	6,089	6,064	6,089	1.09%
Total Services: Business							281,695	275,673	49.45%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13) (17)	First Lien Term Loan	S + 6.00%	11.39%	8/16/2028	8,495	8,495	8,242	1.49%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.00%	11.39%	8/16/2028	1,577	—	(47)	(0.01%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.00%	11.39%	8/16/2028	1,714	—	(51)	(0.01%)
All My Sons	(6) (13)	First Lien Term Loan	S + 4.75%	9.89%	10/25/2028	5,290	5,249	5,052	0.91%
Allstar Holdings	(17)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,070	2,009	2,010	0.36%
Allstar Holdings (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,026	(59)	(118)	(0.02%)
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(9) (17)	First Lien Term Loan	S + 5.50%	10.77%	7/31/2025	4,963	4,962	4,963	0.89%
Apex Services Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.77%	7/31/2025	4,963	4,927	4,963	0.89%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.64%	4/27/2029	9,925	9,824	9,514	1.71%
Fairway Lawns	(17)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,695	2,623	2,620	0.47%
Fairway Lawns (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,232	3,877	3,703	0.66%
Legacy Service Partners, LLC (“LSP”)	(13)	First Lien Term Loan	S + 6.50%	11.77%	1/9/2029	10,213	10,024	10,023	1.80%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.77%	1/9/2029	4,753	3,533	3,467	0.62%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.50%	10.77%	6/15/2028	3,949	3,915	3,918	0.70%
Liberty Buyer (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.77%	6/15/2028	746	297	291	0.05%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.14%	9/16/2024	5,368	5,352	5,263	0.94%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.14%	9/16/2024	703	703	690	0.12%
NJEye LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.14%	9/16/2024	1,373	882	857	0.15%
NJEye LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 4.75%	10.14%	9/16/2024	895	895	877	0.16%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.52%	6/6/2025	2,516	2,514	2,478	0.44%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.52%	6/6/2025	218	218	215	0.04%
One World Fitness PFF LLC	(6)	First Lien Term Loan	L + 5.25%	10.80%	11/26/2025	3,869	3,870	3,496	0.63%
Total Services: Consumer							74,110	72,426	12.99%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.77%	7/18/2028	4,373	4,297	4,282	0.77%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.77%	7/18/2028	4,963	4,963	4,859	0.87%
Total Sovereign & Public Finance							9,260	9,141	1.64%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	S + 4.50%	9.89%	11/17/2027	6,106	6,106	5,909	1.06%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.77%	11/17/2027	1,836	1,836	1,777	0.32%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (10) (13)	First Lien Term Loan	S + 5.75%	11.02%	10/29/2027	5,785	5,743	5,659	1.02%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (10) (13)	First Lien Term Loan	S + 5.75%	11.02%	10/29/2027	4,065	4,064	3,976	0.71%
Mobile Communications America, Inc.	(6)	First Lien Term Loan	S + 5.38%	10.65%	3/4/2025	3,836	3,841	3,823	0.69%
Mobile Communications America, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.77%	3/4/2025	4,281	4,220	4,241	0.76%
Mobile Communications America, Inc. (Incremental)	(6)	First Lien Term Loan	S + 5.38%	10.65%	3/4/2025	680	679	677	0.12%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.89%	4/16/2027	10,105	10,039	9,790	1.76%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	10.80%	11/20/2025	6,685	6,658	6,565	1.18%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.77%	4/3/2028	7,157	7,103	6,541	1.17%
Total Telecommunications							50,289	48,958	8.79%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(13)	First Lien Term Loan	S + 5.50%	10.77%	12/23/2026	9,925	9,753	9,698	1.75%
Kenco Group, Inc.	(13)	First Lien Term Loan	S + 5.00%	10.27%	11/15/2029	8,541	8,384	8,421	1.51%
Kenco Group, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.00%	10.27%	11/15/2029	1,416	(26)	(20)	—%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.27%	5/5/2025	259	258	257	0.05%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.77%	5/5/2025	899	895	885	0.16%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.27%	5/5/2025	182	181	181	0.03%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.27%	5/5/2025	4,390	4,369	4,359	0.78%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.00%	11.27%	5/5/2025	1,366	1,345	1,356	0.24%
SEKO Global Logistics	(17)	Subordinated Debt	L + 9.00%	14.55%	6/30/2027	5,805	5,726	5,805	1.04%
SEKO Global Logistics	(17)	Subordinated Debt	L + 9.00%	14.55%	6/30/2027	4,029	3,970	4,029	0.72%
SEKO Global Logistics	(6)	First Lien Term Loan	S + 4.75%	10.02%	12/30/2026	1,131	1,123	1,118	0.20%
SEKO Global Logistics (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	L + 4.75%	10.30%	12/30/2026	4,507	1,694	1,643	0.29%
SEKO Global Logistics (Incremental)	(13)	First Lien Term Loan	S + 4.75%	10.02%	12/30/2026	1,525	1,513	1,508	0.27%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.50%	9.77%	3/19/2027	2,795	2,726	2,664	0.48%
Total Transportation: Cargo							41,911	41,904	7.52%

Utilities: Electric
Pinnacle Supply Partners, LLC	(13)	First Lien Term Loan	S + 6.00%	0.1127	4/3/2030	6,364	6,240	6,241	1.12%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	0.1127	4/3/2030	3,636	(34)	(70)	(0.01%)
TPC Wire & Cable	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,205	2,184	2,147	0.39%
TPC Wire & Cable (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	1,780	1,774	1,733	0.31%
Total Utilities: Electric							10,164	10,051	1.81%

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(13)	First Lien Term Loan	S + 6.50%	11.77%	1/19/2029	8,001	7,853	7,852	1.42%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.77%	1/19/2029	1,979	(37)	(37)	(0.01%)
ISG Merger Sub, LLC (dba Industrial Service Group)	(13)	First Lien Term Loan	S + 6.25%	11.52%	12/7/2028	6,558	6,436	6,437	1.15%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.52%	12/7/2028	3,409	(15)	(63)	(0.01%)
Total Wholesale							14,237	14,189	2.55%

Total Debt Investments							1,372,866	1,325,863	237.82%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Automotive
Covercraft	(8) (14) (17)	Equity Investments	8/20/2021	768	768	516	0.10%
S&S Truck Parts	(8) (14) (17)	Equity Investments	3/31/2022	4	378	302	0.05%
S&S Truck Parts	(8) (14) (17)	Equity Investments	8/1/2022	78,541	79	63	0.01%
Total Automotive					1,225	881	0.16%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (14) (17)	Equity Investments	7/13/2022	14,777	1,860	2,169	0.39%
Fresh Edge - Common	(8) (14) (17)	Class B Units	10/3/2022	667	—	79	0.01%
Fresh Edge - Preferred	(8) (14) (17)	Preferred Units	10/3/2022	667	667	717	0.13%
Total Beverage, Food & Tobacco					2,527	2,965	0.53%

Capital Equipment
Crete Mechanical Group	(8) (14) (17)	Equity Investments	5/19/2022	23	230	347	0.06%
EFC Holdings, LLC	(8) (10) (14) (17)	Common Units	3/1/2023	148	60	64	0.01%
EFC Holdings, LLC	(8) (10) (14) (17)	Preferred Units	3/1/2023	148	148	152	0.03%
Precision Surfacing - Common	(8) (10) (14) (17)	Preferred Units	10/5/2022	3,750,000	3,750	6,675	1.20%
Repipe Specialists	(8) (14) (17)	Equity Investments	3/31/2022	239	239	185	0.03%
Total Capital Equipment					4,427	7,423	1.33%

Construction & Building
Erie Construction	(8) (17)	Equity Investments	7/30/2021	166	166	583	0.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Gannett Fleming	(8) (14) (17)	Limited Partnership Interest	12/20/2022	424,742	425	423	0.08%
Gannett Fleming	(8) (14) (17)	Series F Units	5/27/2023	569,505	570	567	0.10%
Total Construction & Building					1,161	1,573	0.28%

Consumer Goods: Non-durable
FoodScience	(8) (14) (17)	Equity Investments	3/1/2021	98	98	27	—%
FoodScience	(8) (14) (17)	Equity Investments	3/1/2021	5,168	5	—	—%
Ultima Health Holdings, LLC	(8) (14) (17)	Preferred Units	9/12/2022	15	170	154	0.03%
Total Consumer Goods: Non-durable					273	181	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (14) (17)	Class A Common Units	7/12/2022	10,230	1,023	955	0.17%
Specialized Packaging Group	(7) (8) (10) (14) (17)	Class A Common Units	12/17/2020	147,708	148	148	0.03%
Total Containers, Packaging & Glass					1,171	1,103	0.20%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (14) (17)	Equity Investments	2/7/2023	245	245	248	0.05%
Anne Arundel	(8) (14) (17)	Equity Investments	10/16/2020	10,061	816	509	0.09%
Health Management Associates	(8) (14) (17)	Class A Common Units	3/31/2023	399,904	400	443	0.08%
Total Healthcare & Pharmaceuticals					1,461	1,200	0.22%

High Tech Industries
ITSavvy LLC	(8) (14) (17)	Class A Common Units	8/8/2022	522	522	796	0.14%
Solve Industrial Motion Group	(8) (14) (17)	Equity Investments	6/30/2021	313	313	264	0.05%
Total High Tech Industries					835	1,060	0.19%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (14) (17)	Equity Investments	1/31/2023	1,173	117	121	0.02%
BroadcastMed Holdco, LLC	(8) (17)	Preferred Units	10/4/2022	56,899	853	812	0.15%
Career Now	(8) (14) (17)	Equity Investments	9/30/2021	624	624	379	0.07%
E78	(8) (14) (17)	Equity Investments	12/1/2021	816	860	1,043	0.19%
RoadOne - Common	(8) (14) (17)	Equity Investments	12/29/2022	1,173,220	938	1,635	0.29%
Total Services: Business					3,392	3,990	0.72%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (14) (17)	Equity Investments	8/11/2022	2,432	243	223	0.04%
Legacy Service Partners, LLC (“LSP”)	(8) (14) (17)	Class B Units	1/9/2023	4,907	491	497	0.09%
Total Services: Consumer					734	720	0.13%

Sovereign & Public Finance
LMI Renaissance	(8) (14) (17)	Limited Partnership Interest	6/30/2022	648,627	649	1,269	0.23%
Total Sovereign & Public Finance					649	1,269	0.23%

Transportation: Cargo
SEKO Global Logistics	(8) (17)	Equity Investments	12/30/2020	671,203	332	2,249	0.40%
Total Transportation: Cargo					332	2,249	0.40%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (14) (17)	Subject Partnership Units	4/3/2023	279,687	280	280	0.05%
Total Utilities: Electric					280	280	0.05%

Total Equity Investments					18,467	24,894	4.47%
Cash equivalents	(12)				35,350	35,350	6.34%
Total Investments and Cash Equivalents					$1,426,683	$1,386,107	248.63%
_______________
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a portfolio company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)Unless otherwise indicated, issuers of debt and equity held by the Company are domiciled in the United States.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and LIBOR and the current contractual interest rate in effect at June 30, 2023. As of June 30, 2023, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.14%, 5.27%, 5.39%, and 5.40% respectively. As of June 30, 2023, effective rates for 1M L, 3M L, 6M L and 12M L are 5.22%, 5.55%, 5.76% and 6.04% respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to a SOFR or LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $557,497 as of June 30, 2023.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2023
(dollar amounts in thousands)

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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2023, the Company held thirty-four restricted securities with an aggregate fair value of $24,894, or 4.47% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 3.26% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Cash equivalents balance represents amounts held in interest-bearing money market funds issued by U.S. Bank National Association and J.P. Morgan.
(13)Denotes that all or a portion of the assets are owned by SPV II and/or SPV III (each as defined in Note 1 "Organization"). SPV II has entered into a senior secured revolving credit facility (the “SMBC Financing Facility”). The lenders of the SMBC Financing Facility have a first lien security interest in substantially all of the assets of SPV II. Accordingly, such assets are not available to other creditors of the Company. SPV III has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of SPV III. Accordingly, such assets are not available to other creditors of the Company.
(14)Equity investments are non-income producing securities unless otherwise noted.
(15)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(16)Loan was on non-accrual status as of June 30, 2023.
(17)Denotes that all or a portion of the assets are owned by the Company or NCDL Equity Holdings (each as defined in Note 1 "Organization"). The Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future.

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
The Company’s investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which the Company defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company primarily focuses on investing in U.S. middle market companies with $10 million to $100 million in EBITDA, which it considers the core middle market. The Company's portfolio is comprised primarily of first-lien senior secured debt and unitranche loans. Although it is not the Company's primary strategy, the Company also opportunistically invests in junior capital opportunities, including second-lien loans, subordinated debt, and equity co-investments and similar equity-related securities.
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
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022, the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.
Beginning with its initial closing in March 2020 (the "Initial Closing"), the Company has conducted private offerings of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company held is final closing on April 28, 2023. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value, unless otherwise disclosed within.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV III based on the terms of the Wells Fargo Financing Facility (as defined in Note 5 below). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.

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
Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of directors (the “Board”) has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective for the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, defined further below in Note 4, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begin with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
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
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determine the fair value of each investment in good faith based on the Company’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and discuss with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
The values assigned to investments are based on available information and may fluctuate from period to period. In addition, such values do not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Company’s assets for which market quotations are not readily available, taking into account the Company’s valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee provides the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information to be informed of the Valuation Designee’s process for determining the fair value of the Company's investments.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $72,731 and $58,656, respectively, which represents approximately 5.38% and 4.89% of total investments at fair value, respectively. For the three and six months ended June 30, 2023, the Company earned $551 and $872, respectively, in PIK income provisions. For the the three and six months ended June 30, 2022, the Company earned $186 and $328, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2023, the Company earned $24 and $40, respectively, of dividend income on its equity investments. For the three and six months ended June 30, 2022, the Company did not earn any dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2023, the Company earned other income of $234 and $470, respectively, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2022, the Company earned other income of $392 and $605, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of June 30, 2023 and December 31, 2022, the fair value of the loans on non-accrual status was $4,653 and $8,898, respectively, which represents approximately 0.34% and 0.74%, respectively, of total investments at fair value.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the six months ended June 30, 2023 and 2022, the Company incurred offering costs of $23 and $34, respectively.

Income Taxes
For U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a RIC under the Code. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and capital gains it does not distribute.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% U.S. nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax at corporate rates is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, SPV II and SPV III are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2023, the Company did not incur any excise tax expense. For the the three and six months ended June 30, 2022, the Company did not incur any excise tax expense.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Recent Accounting Standards Updates
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This update provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions subject to meeting certain criteria. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discounted because of reference rate reform, and was effective upon issuance through December 31, 2022. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies. As of June 30, 2023, the Company has amended substantially all of its agreements that have LIBOR as a reference rate to an alternate rate. Contract modifications may be required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has adopted the accounting relief and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2023 and December 31, 2022, according to the fair value hierarchy:

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$17,798	$1,152,917	$1,170,715
Subordinated Debt	—	—	155,148	155,148
Equity Investments	—	—	24,894	24,894
Cash Equivalents	35,350	—	—	35,350
Total	$35,350	$17,798	$1,332,959	$1,386,107

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$22,964	$1,016,856	$1,039,820
Subordinated Debt	—	—	133,243	133,243
Equity Investments	—	—	27,313	27,313
Cash Equivalents	17,572	—	—	17,572
Total	$17,572	$22,964	$1,177,412	$1,217,948

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2023	$1,074,567	$139,589	$22,276	$1,236,432
Purchase of investments	85,366	15,798	924	102,088
Proceeds from principal repayments and sales of investments	(5,683)	(14)	—	(5,697)
Payment-in-kind interest	(15)	566	—	551
Amortization of premium/accretion of discount, net	525	95	—	620
Net realized gain (loss) on investments	218	—	—	218
Net change in unrealized appreciation (depreciation) on investments	(5,166)	(886)	1,694	(4,358)
Transfers out of Level 3 (1)	(6,127)	—	—	(6,127)
Transfers to Level 3 (1)	9,232	—	—	9,232
Balance as of June 30, 2023	$1,152,917	$155,148	$24,894	$1,332,959

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2023	$(5,838)	$(886)	$1,694	$(5,030)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments	163,859	35,251	2,816	201,926
Proceeds from principal repayments and sales of investments	(24,530)	(12,048)	(8,667)	(45,245)
Payment-in-kind interest	—	872	—	872
Amortization of premium/accretion of discount, net	1,274	237	—	1,511
Net realized gain (loss) on investments	391	197	6,111	6,699
Net change in unrealized appreciation (depreciation) on investments	(8,791)	(2,604)	(2,679)	(14,074)
Transfers out of Level 3 (1)	(14,042)	—	—	(14,042)
Transfers to Level 3 (1)	17,900	—	—	17,900
Balance as of June 30, 2023	$1,152,917	$155,148	$24,894	$1,332,959

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2023	$(9,544)	$(2,580)	$3,369	$(8,755)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at June 30, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,089,545	Yield Method	Discount Rate	8.10%	17.58%	10.95%
First Lien Term Loans	2,135	Market Approach	EBITDA Multiple	7.00x	7.00x	7.00x
First Lien Term Loans	2,518	Market Approach	Revenue Multiple	0.15x	0.15x	0.15x
		Recent Transaction	Transaction Price	18.18	18.18	18.18
First Lien Term Loans	58,719	Recent Transaction	Recent Transaction	95.50	100.00	98.15
Subordinated Debt	141,557	Yield Method	Discount Rate	11.89%	19.95%	14.21%
Subordinated Debt	13,591	Recent Transaction	Transaction Price	97.04	100.00	97.14
Equity	24,614	Market Approach	EBITDA Multiple	7.00x	19.50x	10.28x
Total	$1,332,679
Equity investments in the amount of $280 at June 30, 2023 have been excluded from the table above as the investments are valued using a recent transaction.

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
The significant unobservable input used in the yield method is a discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market analysis, income analysis, or liquidation (recovery) analysis.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Wells Fargo Financing Facility (1)	$165,000	$165,000	$111,300	$111,300
Subscription Facility (1)	35,000	35,000	—	—
SMBC Financing Facility (1)	283,447	283,447	252,147	252,147
Revolving Credit Facility(3)	—	—	—	—
Class A-1 Notes (1) (2)	199,000	196,015	199,000	193,627
Class A-1F Notes (1) (2)	34,250	32,538	34,250	31,705
Class A-L Notes (1) (2)	30,000	29,550	30,000	29,190
Class B Notes (1) (2)	47,250	45,596	47,250	44,888
Class C Notes (1) (2)	31,500	29,925	31,500	29,295
Total	$825,447	$817,071	$705,447	$692,152
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing costs.
(2)Denotes the 2022 Notes, as defined in Note 5.
(3)As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility.
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
Each Advisory Agreement remained in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Most recently, on November 1, 2022, the Board, including all of the Independent Directors, approved the renewal of the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2023. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to the Sub-Adviser as compensation for services provided pursuant to the Sub-Advisory Agreement.
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
For the three and six months ended June 30, 2023, base management fees were $2,475 and $4,781, respectively. For the three and six months ended June 30, 2022, base management fees were $1,732 and $3,252, respectively. As of June 30, 2023 and December 31, 2022, $2,474 and $2,211, respectively, of such base management fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of June 30, 2023 and December 31, 2022, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.

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
For the three and six months ended June 30, 2023, the Company incurred $350 and $659, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2022, the Company incurred $189 and $405, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2023 and December 31, 2022, fees of $272 and $808, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Available Operating Funds means the sum of (i) the Company’s net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) the Company’s net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser.
No Reimbursement Payment for any calendar quarter will be made if (1) the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio is calculated by dividing the Company’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	—	June 30, 2023
September 30, 2020	466	(233)	—	233	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
June 30, 2023	136	—	—	136	June 30, 2026
Total	$2,979	$(236)	$(1,878)	$865
For the three and six months ended June 30, 2023, the Company received $144 and $158, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses. For the three and six months ended June 30, 2022, the Company received $43 and $94, respectively, in expense support from the Adviser relating to legal fees, offering costs and debt financing expenses.
For the three and six months ended June 30, 2023, the Company reimbursed the Adviser $236 and $236, respectively, for previously supported expenses. There were no reimbursement payments to the Adviser during the three and six months ended June 30, 2022.
As of June 30, 2023, $236 of expense reimbursements to the Adviser were unpaid and are included in Due to adviser expense support in the accompanying consolidated statements of assets and liabilities. There were no unpaid expense reimbursements to the Adviser as of December 31, 2022.
The cumulative amount of expense payments by the Adviser as of June 30, 2023 and December 31, 2022, are $2,979 and $2,843, respectively.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2023, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2022, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Sub-Adviser and Administrator for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Administrator are settled in the normal course of business without formal payment terms. As of June 30, 2023 and December 31, 2022, the Company owed the Sub-Adviser and the Administrator $767 and $1,264 for reimbursements including the Company''s allocable portion of overhead, which are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2023 and December 31, 2022, asset coverage was 167.54% and 174.41%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective agreements.
Wells Fargo Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Credit Agreement”), dated October 23, 2018 by and among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (“Wells Fargo”) and administrative agent. As part of the Credit Agreement, the Predecessor Entity issued to Wells Fargo a $175,000 variable funding note (the “Wells Fargo Financing Facility”). On December 31, 2019, effective on the date of the Merger, the Credit Agreement was transferred to SPV I and the borrowings under the Credit Agreement were assumed by SPV I and the Company serves as the collateral manager (the "Wells Fargo Financing Facility Agreement").
The Wells Fargo Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022, among other changes, extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus SOFR.
On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the 2022 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $275,000 from $350,000 and SPV III began borrowing under the Wells Fargo Financing Facility.
The Wells Fargo Financing Facility Agreement, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of June 30, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20%, per annum.
CLO-I and SPV III, beginning May 5, 2022, have pledged all of their assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. Each of the Company, CLO-I, and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility Agreement was subsequently amended on August 12, 2021, September 10, 2021, and September 1, 2022. The most recent amendment on September 1, 2022, among other things, extended the maturity date from September 9, 2022 to September 8, 2023, and changed the underlying benchmark used to compute interest from LIBOR to SOFR.
The Subscription Facility has a maximum commitment of $50,000, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing Base and meet certain additional criteria.
As of June 30, 2023 and December 31, 2022, the Subscription Facility bore interest at a rate of SOFR, plus 1.75% and SOFR, plus 1.75%, respectively, per annum. The Company also pays an unused commitment fee of 0.25% per annum.
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors. The Subscription Facility Agreement contains certain financial covenants and events of default.
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and agreement relating thereto, the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender.
The SMBC Financing Facility Agreement was amended on December 23, 2021 and June 29, 2022. The most recent amendment on June 29, 2022, among other things, increased the maximum facility amount available from $225,000 to $300,000 (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%. In addition to the interest rate payable, there is a structuring fee of 1.00% and an unused commitment fee of 0.50% per annum on the undrawn amount under the SMBC Financing Facility. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of June 30, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one-month SOFR plus 2.15%, respectively, per annum.
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
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199,000 of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bear interest at the three-month Term SOFR plus 1.80% and were

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
The 2022 Debt is the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt has not been, and will not be, registered under the Securities Act, or any state “blue sky” laws.
The Company serves as collateral manager to CLO-I under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
Revolving Credit Facility
On June 23, 2023, the Company entered into a senior secured revolving credit agreement (the “Senior Secured Revolving Credit Agreement" and facility thereunder, the “Revolving Credit Facility”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”).
The initial maximum principal amount of the Revolving Credit Facility is $185,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on June 23, 2027 (the “Commitment Termination Date”) and will mature on June 23, 2028 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% on average daily undrawn amounts. As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility.

The Senior Secured Revolving Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Summary of Secured Debt

The Company's debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Wells Fargo Financing Facility	Subscription Facility	SMBC Financing Facility	CLO -I	Revolving Credit Facility	Total
Total Commitment	$275,000	$50,000	$300,000	$342,000	$185,000	$1,152,000
Amount Outstanding (1)	165,000	35,000	283,447	342,000	—	825,447
Unused Portion (2)	110,000	15,000	16,553	—	185,000	326,553
Amount Available (3)	109,385	15,000	14,455	—	108,639	247,479
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing costs.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2023 and 2022, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2023	2022
Interest expense	$13,610	$3,737
Unused fees	239	104
Amortization of deferred financing costs	449	396
Total interest and debt financing expenses	$14,298	$4,237
Average interest rate (1)	7.17%	3.00%
Average daily borrowings	$774,356	$513,556
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

	Six Months Ended June 30,
	2023	2022
Interest expense	$25,651	$6,381
Unused fees	506	255
Amortization of deferred financing costs	884	622
Total interest and debt financing expenses	$27,041	$7,258
Average interest rate (1)	6.97%	2.86%
Average daily borrowings	$756,313	$467,818
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2023 and December 31, 2022:

	Payments Due by Period
As of June 30, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$165,000	$—	$—	$165,000	$—
Subscription Facility	35,000	35,000	—	—	—
SMBC Financing Facility	283,447	—	283,447	—	—
Revolving Credit Facility (1)	—	—	—	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$825,447	$35,000	$283,447	$165,000	$342,000
_______________
(1)As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2023 and December 31, 2022 for any such exposure.
As of June 30, 2023 and December 31, 2022, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	June 30, 2023	December 31, 2022
Acclaim Midco, LLC	$3,225	$—
ADPD Holdings, LLC	3,291	3,686
Affinity Hospice	1,981	1,981
Anne Arundel	366	366
Apex Companies Holdings, LLC	1,115	—
Athlete Buyer LLC	4,026	—
BCM One	—	70
Blackbird Purchaser, Inc.	—	2,709
Bounteous	4,468	4,467
BusinesSolver	1,939	1,939
Cadmus	—	511
Calienger Holdings, L.L.C	588	588
Chroma Color Corporation	1,379	—
Classic Collision	—	717
CMG HoldCo, LLC	2,726	2,726
Coding Solutions Acquisitions	1,761	1,967
Collision Right	—	506
Covercraft	4,386	4,386
CrossCountry Consulting	3,320	3,320
D&H United Fueling Solutions	1,567	—
E78	2,570	2,955
Elevation Labs	3,125	3,125
Eliassen Group LLC	2,361	2,361
Evergreen Services Group	—	793
Fairway Lawns	2,355	6,171
Forefront Dermatology	21	112
Genesee Scientific	608	2,027
GHR Healthcare	—	1,422
Health Management Associates Superholdings	1,026	—
Heartland Veterinary Partners LLC	8,626	9,500
Helios Aggregator Holdings I LP	3,636	—
Impact Parent Corporation	3,173	—
Infobase Acquisition, Inc.	721	721
INS Intermediate II, LLC	1,979	—
ISG Enterprises, LLC	3,409	3,409
ITSavvy LLC	158	2,107
JEGS Automotive	930	930
Kenco PPC Buyer LLC	1,416	1,416
Legacy Service Partners, LLC	1,198	—
Liberty Buyer	449	449
MDC Intermediate Holdings II, LLC	720	—
MEI Buyer LLC	1,814
NJEye LLC	489	489
Ovation Holdings, Inc	1,904	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Patriot Growth Insurance Service	3,416	6,682
PromptCare	1,736	2,220
QHR Holdco, Inc.	3,264	—
R1 Holdings LLC	1,397	1,397
Randys Holdings, Inc.	3,750	3,750
Repipe Specialists	691	900
Rhino Intermediate Holding Company, LLC	1,887	—
Risk Strategies	1,457	10,603
S&S Truck Parts	246	246
Scaled Agile	1,531	1,923
Sciens Building Solutions, LLC	3,303	3,303
SCP Eye Care Services, LLC	2,049	2,451
SEKO Global Logistics	2,814	3,524
Smile Brands	—	1,959
Spectrio II	—	3,380
Technical Safety Services	1,016	2,044
The Facilities Group	457	882
Tinuiti Inc.	—	4,028
TPC Wire & Cable	—	157
TRANSIT BUYER LLC	3,125	—
Trilon	—	1,816
Vital Records Control	15	122
Watermill Express, LLC	—	121
Wellspring Pharmaceutical	3,756	1,579
Wittichen Supply	—	3,846
World Insurance Associates	—	2,532
Total unfunded commitments	$114,736	$127,391
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of June 30, 2023, the Company had cash and cash equivalents of $45,448, available borrowings under its credit facilities of $247,479 and undrawn capital commitments from its shareholders of $320,946.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
In connection with its Private Offering, the Company has entered into subscription agreements with investors, pursuant to which investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of June 30, 2023, the Company had received capital commitments totaling $906,408 ($320,946 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of June 30, 2023, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received from inception through June 30, 2023:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes the Company's dividends declared from inception through June 30, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special dividend attributable to net realized gains on investments and a supplemental dividend attributable to accrued net investment income.
(2) Represents a supplemental dividend attributable to accrued net investment income.

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through June 30, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$18.32	$19.39
Net investment income (1)	1.20	0.88
Net realized gain (loss) (1)	0.23	0.01
Net change in unrealized appreciation (depreciation) (1)	(0.52)	(0.70)
Net increase (decrease) in net assets resulting from operations (1)	0.91	0.19
Shareholder distributions from net investment income (2)	(1.10)	(0.84)
Stockholder distributions from realized gains (2)	(0.21)	—
Other (3)	0.01	0.02
Net asset value at end of period	$17.93	$18.76

Net assets at end of period	$557,497	$425,773
Shares outstanding at end of period (1)	31,099,618	22,691,144
Total return (4)	5.04%	1.00%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	13.40%	5.94%
Ratio of net investment income to average net assets (5)	13.47%	9.45%
Portfolio turnover rate (7)	3.57%	3.46%
Asset Coverage Ratio	167.54%	172.45%
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
(5)Ratios are annualized except for expenses included in the Expense Support Agreement (defined in Note 4). The ratio of total expenses to average net assets was 13.43% and 5.97% for the six months ended June 30, 2023 and 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.03)% and (0.03)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2023 and 2022, was 10.22% and 3.65%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2023, except as discussed below.
On June 30, 2023, the Company delivered a drawdown notice to its shareholders relating to the issuance of 4,357,515 shares of the Company's common stock for an aggregate offering price of approximately $78,565. The shares were issued on July 17, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events, or the future performance or financial condition of Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"), and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We primarily focus on investing in U.S. middle market companies, with $10 million to $100 million in EBITDA, which we consider the core middle market. Our portfolio is comprised primarily first-lien senior secured debt and unitranche loans. Although it is not our primary strategy, we also opportunistically invest in junior capital opportunities, including second-lien loans, subordinated debt, and equity co-investments and similar equity-related securities.
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Nuveen Churchill Advisors LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) to Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Nuveen Churchill Administration LLC (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Churchill NCDLC CLO-I, LLC (“CLO-I”), Nuveen Churchill BDC SPV II, LLC (“SPV II”), Nuveen Churchill BDC SPV III, LLC (“SPV III”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements. In May 2022, CLO-I completed a term debt securitization. SPV II and SPV III primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with our initial closing in March 2020, we have conducted private offerings of our shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of June 30, 2023, as a result of these private offerings, we had received aggregate capital commitments totaling $906.4 million ($320.9 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) were from TIAA.
Key Components of Our Results of Operations
Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.

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
Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,293,592	$827,955
Purchase of investments	102,103	185,602
Proceeds from principal repayments and sales of investments	(5,759)	(24,279)
Payment-in-kind interest	551	179
Amortization of premium/accretion of discount, net	628	372
Net realized gain (loss) on investments	218	56
Total investments, end of period	$1,391,333	$989,885

Portfolio companies at beginning of period	153	103
Number of new portfolio companies funded	9	19
Number of portfolio companies sold or repaid	(1)	(1)
Portfolio companies at end of period	161	121
Count of investments	329	231
Count of industries	23	23

	Six Months Ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,225,573	$770,298
Purchase of investments	202,017	248,039
Proceeds from principal repayments and sales of investments	(45,361)	(29,746)
Payment-in-kind interest	872	312
Amortization of premium/accretion of discount, net	1,533	890
Net realized gain (loss) on investments	6,699	92
Total investments, end of period	$1,391,333	$989,885

Portfolio companies at beginning of period	145	96
Number of new portfolio companies funded	20	26
Number of portfolio companies sold or repaid	(4)	(1)
Portfolio companies at end of period	161	121
Count of investments	329	231
Count of industries	23	23

As of June 30, 2023, our portfolio companies had a weighted average reported EBITDA of $79.7 million. These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the valuation designee of the Company's board of directors (the “Board”), and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

As of June 30, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,212,003	$1,170,715	86.67%	$1,071,012	$1,039,820	86.62%
Subordinated Debt	$160,863	$155,148	11.49%	136,353	133,243	11.10%
Equity Investments	$18,467	$24,894	1.84%	18,208	27,313	2.28%
Total	$1,391,333	$1,350,757	100.00%	$1,225,573	$1,200,376	100.00%
Largest portfolio company investment	$19,810	$19,296	1.43%	$18,189	$23,162	1.93%
Average portfolio company investment	$8,642	$8,390	0.62%	$8,452	$8,278	0.69%
The industry composition of our portfolio as a percentage of fair value as of June 30, 2023 and December 31, 2022 was as follows:

Industry	June 30, 2023	December 31, 2022
Aerospace & Defense	2.41%	2.76%
Automotive	5.71%	6.14%
Banking, Finance, Insurance, Real Estate	5.01%	4.44%
Beverage, Food & Tobacco	5.61%	6.40%
Capital Equipment	5.54%	4.14%
Chemicals, Plastics, & Rubber	2.93%	2.88%
Construction & Building	3.21%	2.65%
Consumer Goods: Durable	1.93%	1.91%
Consumer Goods: Non-durable	4.02%	4.01%
Containers, Packaging & Glass	3.67%	3.80%
Environmental Industries	1.65%	1.65%
Healthcare & Pharmaceuticals	10.42%	9.21%
High Tech Industries	9.30%	9.14%
Media: Advertising, Printing & Publishing	1.38%	1.25%
Media: Diversified & Production	1.19%	1.35%
Retail	0.42%	0.47%
Services: Business	20.71%	21.92%
Services: Consumer	5.42%	4.47%
Sovereign & Public Finance	0.77%	0.85%
Telecommunications	3.62%	4.09%
Transportation: Cargo	3.27%	3.62%
Utilities: Electric	0.76%	0.39%
Wholesale	1.05%	2.46%
Total	100.00%	100.00%
The weighted average yields of our investments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.37%	10.61%
Weighted average yield on debt and income producing investments, at fair value	11.66%	10.87%
Percentage of debt investments bearing a floating rate	94.55%	95.42%
Percentage of debt investments bearing a fixed rate	5.45%	4.58%

As of June 30, 2023, 93.92% and 93.92% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 95.13% and 95.09% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.61% to 11.37% from December 31, 2022 to June 30, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The past strength of the merger and acquisition markets, fueled by historically low interest rates, environment previously led to increased originations and repayments. However, we have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates and volatility in the banking system, particularly with small and regional banks), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). There have been headwinds in the financing and merger and acquisition markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	91,714	6.79%	8	42,921	3.58%	4
4	1,099,477	81.40%	130	1,028,738	85.70%	124
5	103,146	7.64%	13	71,433	5.95%	11
6	31,201	2.31%	5	48,386	4.03%	5
7	20,566	1.52%	3	—	—%	—
8	—	—%	—	—	—%	—
9	—	—%	—	8,898	0.74%	1
10	4,653	0.34%	2	—	—%	—
Total	$1,350,757	100.00%	161	$1,200,376	100.00%	145
As of June 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.13 and 4.14, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the loans on non-accrual status was $4.7 million and $8.9 million, respectively, which represents approximately 0.34% and 0.74%, respectively, of total investments at fair value. As of June 30, 2023 and December 31, 2022, the amortized cost of the loans on non-accrual status was $18.1 million and $14.7 million, respectively, which represents approximately 1.30% and 1.20%, respectively, of total investments at amortized cost.

Results of Operations
Operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2023	2022
Investment Income
Interest income	$36,292	$15,883
Payment-in-kind interest income	551	186
Dividend income	24	—
Other income	234	392
Total investment income	37,101	16,461
Expenses
Interest and debt financing expenses	14,298	4,237
Management fees	2,475	1,732
Professional fees	964	264
Directors' fees	95	95
Administration fees	350	189
Other general and administrative expenses	733	254
Total expenses before expense support	18,915	6,771
Expense support	(144)	(43)
Net expenses after expense support	18,771	6,728
Net investment income	$18,330	$9,733
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$218	$56
Net change in unrealized gains (losses)	(4,242)	(12,509)
Total net realized and change in unrealized gains (losses)	(4,024)	(12,453)
Net increase (decrease) in net assets resulting from operations	$14,306	$(2,720)

	Six Months Ended June 30,
	2023	2022
Investment Income
Interest income	$69,679	$29,667
Payment-in-kind interest income	872	328
Dividend income	40	—
Other income	470	605
Total investment income	71,061	30,600
Expenses
Interest and debt financing expenses	27,041	7,258
Management fees	4,781	3,252
Professional fees	1,554	445
Directors' fees	191	191
Administration fees	659	405
Other general and administrative expenses	1,290	313
Total expenses before expense support	35,516	11,864
Expense support	(158)	(94)
Net expenses after expense support	35,358	11,770
Net investment income	$35,703	$18,830
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$6,699	$92
Net change in unrealized gains (losses)	(15,379)	(14,891)
Total net realized and change in unrealized gains (losses)	(8,680)	(14,799)
Net increase (decrease) in net assets resulting from operations	$27,023	$4,031
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $37.1 million and $71.1 million for the three and six months ended June 30, 2023, respectively, from $16.5 million and $30.6 million for the comparable periods in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from higher weighted average interest rates. As of June 30, 2023, the size of our portfolio increased to $1.4 billion from $989.9 million as of June 30, 2022, at cost. As of June 30, 2023, the weighted average yield of our debt and income producing investments increased to 11.37% from 8.11% as of June 30, 2022 on cost, primarily due to increases in base interest rates. The shifting environment in base interest rates, such as SOFR and alternate rates, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $18.9 million and $35.5 million for the three and six months ended June 30, 2023, respectively, from $6.8 million and $11.9 million for the three and six ended June 30, 2022.
Interest and debt financing expenses increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to higher average daily borrowings, higher average interest rates, and the 2022 Debt Securitization (as defined below), which was completed on May 20, 2022. The average daily borrowings for the three and six months ended June 30, 2023 was $774.4 million and $756.3 million compared to $513.6 million and $467.8 million for the three and six months ended June 30, 2022. The average interest rate for the three and six months ended June 30, 2023 was 7.17% and 6.97% compared to 3.00% and 2.86% for the three and six months ended June 30, 2022.
The increase in management fees for the three and six months ended June 30, 2023 from the comparable period in 2022 were driven by our increased deployment of capital and our increasing invested balance.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our chief financial officer and chief compliance officer and their respective staff. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for the three and six months ended June 30, 2023 from the comparable period in 2022 was driven by growing needs of the business given the increase in the Company's size.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended June 30, 2023, we had a net realized gain on investments of $218 thousand compared to a net realized gain of $56 thousand for the three months ended June 30, 2022. The increase in the net realized gain is primarily driven by the increase in loan repayments during the three months ended June 30, 2023. For the six months ended June 30, 2023 we had a net realized gain on investments of $6.7 million compared to a net realized gain of $92 thousand for the six months ended June 30, 2022. The increase in the net realized gain is primarily driven by the sale of two equity investments in our portfolio during the first quarter of 2023.
We recorded a net change in unrealized loss of $(4.2) million for the three months ended June 30, 2023, compared to a net unrealized loss of $(12.5) million for three months ended June 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The unrealized losses for the three months ended June 30, 2023, resulted from a decrease in fair value, primarily attributable to modest softening of certain of our portfolio companies' credit metrics partially offset by tightening in market spreads.
We recorded a net change in unrealized loss of $(15.4) million for the six months ended June 30, 2023, compared to a net unrealized loss of $(14.9) million for the six months ended June 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The unrealized losses for the six months ended June 30, 2022, resulted from a decrease in fair value, primarily due to modest softening of certain of our portfolio companies' credit metrics.
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 167.54% and 174.41%, respectively.
Cash and restricted cash as of June 30, 2023, taken together with our uncalled capital commitments of $320.9 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of June 30, 2023, we had $109.4 million available under our Wells Fargo Financing Facility (as defined below), $15.0 million available under our Subscription Facility (as defined below), $14.5 million available under our SMBC Financing Facility (as defined below), and $108.6 million available under our SMBC Corporate Revolver (as defined below).

For the six months ended June 30, 2023, our cash and cash equivalents balance increased by $6.2 million. During that period, $120.5 million was used in operating activities, primarily relating to investment purchases of $202.0 million, offset by $45.4 million in repayments and sales of investments in portfolio companies. During the same period, $126.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $40.5 million and $179.0 million, respectively, net of shareholder distributions and repayments of secured borrowings of $31.7 million and $59.0 million, respectively.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. Churchill Middle Market CLO V Ltd., an entity that merged with and into SPV I immediately before our BDC election (the "Predecessor Entity") with SPV I as the surviving entity (the "Merger"), authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to TIAA as the sole preference shareholder. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of June 30, 2023, TIAA owned 3,671,631 shares of our common stock, or 11.81% of our shares outstanding.
On March 13, 2020, we held our initial closing in connection with the initial fundraising period and entered into subscription agreements with investors providing for the private placement of our shares. We have held several closings subsequent to the initial closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the initial fundraising period, which ended on March 13, 2022 (the “Initial Follow-on Offering”). The final closing of the Initial Follow-on Offering was held on June 15, 2022. Subsequently, on March 7, 2023, our Board determined to conduct an additional follow-on private offering of our shares of common stock (the "Follow-on Offering"). The final closing of the Follow-on Offering was April 28, 2023. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of June 30, 2023, we had received capital commitments totaling $906.4 million ($320.9 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.

The following table summarizes total shares issued and proceeds received related to capital activity from inception to June 30, 2023 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

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
The following table summarizes the dividends declared from inception through June 30, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1) Represents a special dividend attributable to net realized gains on investments and a supplemental dividend attributable to accrued net investment income.
(2) Represents a supplemental dividend attributable to accrued net investment income.
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through June 30, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
Wells Fargo Financing Facility
The Predecessor Entity borrowed funds under a credit agreement (the “Credit Agreement”), dated October 23, 2018, by and among the Predecessor Entity, Nuveen Alternatives Advisors LLC, as the original collateral manager to the Predecessor Entity, TIAA, as the sole preference shareholder (the “Preference Shareholder”), and Wells Fargo Bank, N.A., as lender (“Wells Fargo”) and administrative agent. As part of the Credit Agreement, the Predecessor Entity issued to Wells Fargo a $175 million variable funding note (the “Wells Fargo Financing Facility”). On December 31, 2019, effective on the date of the Merger, the Credit Agreement was transferred to SPV I and the borrowings under the Credit Agreement were assumed by SPV I and the Company serves as the collateral manager (the “Wells Fargo Financing Facility Agreement”).
The Wells Fargo Financing Facility Agreement was amended on October 28, 2020 and March 31, 2022. The most recent amendment on March 31, 2022, among other changes, extended the reinvestment period from October 28, 2023 to March 31, 2025 and the maturity date from October 28, 2025 to March 31, 2027, and changed the interest rate payable under the Agreement to the sum of 2.20% plus SOFR.
On May 5, 2022, SPV III entered into the borrower joinder agreement (the “Joinder”) to become party to the Wells Fargo Financing Facility Agreement. Effective May 20, 2022, following the closing of the 2022 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $275 million from $350 million and SPV III began borrowing under the Wells Fargo Financing Facility.
The Wells Fargo Financing Facility Agreement, as amended, also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%.
As of June 30, 2023 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20% per annum.

CLO-I and SPV III, beginning May 5, 2022, have pledged all of their assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. Each of the Company, CLO-I, and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility Agreement was subsequently amended on August 12, 2021, September 10, 2021, and September 1, 2022. The most recent amendment on September 1, 2022, among other things, extended the maturity date from September 9, 2022 to September 8, 2023, and changed the underlying benchmark used to compute interest from LIBOR to SOFR.
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
As of June 30, 2023 and December 31, 2022, the Subscription Facility bore interest at a rate of SOFR, plus 1.75%, and SOFR, plus 1.75%, respectively, per annum. We also pay an unused commitment fee of 0.25% per annum.
The Subscription Facility is structured as a revolving credit facility secured by the capital commitments of our subscribed investors. The Subscription Facility Agreement contains certain financial covenants and events of default.
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender.
The SMBC Financing Facility Agreement was amended on December 23, 2021 and June 29, 2022. The most recent amendment on June 29, 2022, among other thing, increased the maximum facility amount available from $225 million to $300 million (the “Maximum Facility Amount”), and changed the benchmark used to compute interest from LIBOR plus 2.15% to SOFR plus 2.15%. In addition to the interest rate payable, there is a structuring fee of 1.00% and an unused commitment fee of 0.50% per annum on the undrawn amount under the SMBC Financing Facility. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period.
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of June 30, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15%, respectively, per annum.
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
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consist of $199.0 million of AAA Class A-1 2022 Notes, which bear interest at the three-month Term SOFR plus 1.80%; $34.3 million of AAA Class A-1F 2022 Notes, which bear interest at 4.42%; $47.3 million of AA Class B 2022 Notes, which bear interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bear interest at the three-month Term SOFR plus 3.15%; $27.0 million of BBB Class D 2022 Notes, which bear interest at the three-month Term SOFR plus 4.15%; and approximately $79.3 million of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and as such, these notes are eliminated in consolidation.

As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bear interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
The 2022 Debt is the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt has not been, and will not be, registered under the Securities Act, or any state “blue sky” laws.
The Company serves as collateral manager to CLO-I under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
Revolving Credit Facility
On June 23, 2023, we entered into a senior secured revolving credit agreement (the “Senior Secured Revolving Credit Agreement” and facility thereunder, the “Revolving Credit Facility” and together with the Wells Fargo Financing Facility and SMBC Financing Facility, the “Financing Facilities”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain of our subsidiaries that are formed or acquired in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility will be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Revolving Credit Facility is $185 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300 million through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on June 23, 2027 (the “Commitment Termination Date”) and will mature on June 23, 2028 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, we will be obligated to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility.

The Senior Secured Revolving Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$165,000	$—	$—	$165,000	$—
Subscription Facility	35,000	35,000	—	—	—
SMBC Financing Facility	283,447	—	283,447	—	—
Revolving Credit Facility (1)	—	—	—	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$825,447	$35,000	$283,447	$165,000	$342,000
_______________
(1)As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•the Investment Advisory Agreement;
•the Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
In addition, on June 7, 2019, the SEC granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates, subject to the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.
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

Expense Support Agreement

We have entered into the Expense Support Agreement with the Adviser. The Adviser may pay certain of our expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. “Available Operating Fund" means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.
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
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	0	June 30, 2023
September 30, 2020	466	(233)	—	233	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
December 31, 2022	—	—	—	—	December 31, 2025
March 31, 2023	—	—	—	—	March 31, 2026
June 30, 2023	136	—	—	136	June 30, 2026
Total	$2,979	$(236)	$(1,878)	$865

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2023 and December 31, 2022. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

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
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have elected, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments

On June 30, 2023, we delivered a drawdown notice to our shareholders relating to the issuance of 4,357,515 shares of the Company's common stock, par value $0.01 per share, for an aggregate offering price of approximately $78.6 million. The shares were issued on July 17, 2023.

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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the replacement of LIBOR with alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range and has indicated that it may consider an additional rate hike in 2023. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of June 30, 2023, on a fair value basis, approximately 5.45% of our debt investments bear interest at a fixed rate and approximately 94.55% of our debt investments bear interest at a floating rate. As of June 30, 2023, 99.17% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of June 30, 2023. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of June 30, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(19,235)	$(12,280)	$(6,955)
-200 Basis Points	$(12,823)	$(8,187)	$(4,636)
-100 Basis Points	$(6,412)	$(4,093)	$(2,319)
+100 Basis Points	$6,412	$4,093	$2,319
+200 Basis Points	$12,823	$8,187	$4,636
+300 Basis Points	$19,235	$12,280	$6,955

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of June 30, 2023 was effective.
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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

LIBOR is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom's Financial Conduct Authority (“FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

As of the filing date of this Quarterly Report on Form 10-Q, substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

10.1
Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent and the lenders (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
(1)Previously filed on January 29, 2020 with Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56133) and incorporated by reference herein.
(2)Previously filed on June 2, 2020 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(3)Previously filed on June 28, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: August 4, 2023