Form 10-Q
period 2023-09-30
Nuveen Churchill Direct Lending Corp.
filed 2023-10-30
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56133
NUVEEN CHURCHILL DIRECT LENDING CORP.
(Exact name of registrant as specified in its charter)

Maryland	84-3613224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 9th Floor, New York, NY	10152
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
430 Park Avenue, 14th Floor, New York, NY 10022
(Registrant's former address)
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

As of October 30, 2023, the registrant had 35,744,496 shares of common stock, $0.01 par value, outstanding.

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
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and ongoing war in the Middle East, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,510,014 and $1,225,573, respectively)	$1,481,012	$1,200,376
Cash and cash equivalents	35,971	39,270
Restricted cash	50	50
Due from adviser expense support (See Note 4)	632	1,147
Interest receivable	15,786	11,898
Receivable for investments sold	5,118	719
Contribution receivable	35	458
Prepaid expenses	57	41
Total assets	$1,538,661	$1,253,959

Liabilities
Secured borrowings (net of $6,357 and $5,675 deferred financing costs, respectively) (See Note 5)	$860,190	$699,772
Payable for investments purchased	—	56
Interest payable	12,620	8,812
Due to adviser expense support (See Note 4)	865	1,147
Management fees payable	2,722	2,211
Distributions payable	19,573	14,325
Directors’ fees payable	96	96
Accounts payable and accrued expenses	3,636	2,583
Total liabilities	$899,702	$729,002

Commitments and contingencies (See Note 6)

Net Assets: (See Note 7)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 35,585,951 and 28,650,548 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$356	$287
Paid-in-capital in excess of par value	673,883	548,600
Total distributable earnings (loss)	(35,280)	(23,930)
Total net assets	$638,959	$524,957

Total liabilities and net assets	$1,538,661	$1,253,959

Net asset value per share (See Note 8)	$17.96	$18.32

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$40,370	$21,438	$110,049	$51,105
Payment-in-kind interest income	951	216	1,823	544
Dividend income	16	130	56	130
Other income	409	816	879	1,421
Total investment income	41,746	22,600	112,807	53,200

Expenses:
Interest and debt financing expenses	16,048	7,301	43,089	14,559
Management fees (See Note 4)	2,722	2,000	7,503	5,252
Professional fees	730	296	2,284	741
Directors' fees	96	96	287	287
Administration fees (See Note 4)	370	210	1,029	615
Other general and administrative expenses	98	332	1,388	645
Total expenses before expense support	20,064	10,235	55,580	22,099
Expense support (See Note 4)	—	(55)	(158)	(149)
Net expenses after expense support	20,064	10,180	55,422	21,950
Net investment income	21,682	12,420	57,385	31,250

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(13,107)	(501)	(6,408)	(409)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	11,574	(5,924)	(3,805)	(20,815)
Total net realized and unrealized gain (loss) on investments	(1,533)	(6,425)	(10,213)	(21,224)

Net increase (decrease) in net assets resulting from operations	$20,149	$5,995	$47,172	$10,026

Per share data:
Net investment income per share - basic and diluted	$0.62	$0.51	$1.83	$1.39
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.58	$0.24	$1.50	$0.45
Weighted average common shares outstanding - basic and diluted	34,812,720	24,489,969	31,409,296	22,419,189

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,682	$12,420	$57,385	$31,250
Net realized gain (loss) on investments	(13,107)	(501)	(6,408)	(409)
Net change in unrealized appreciation (depreciation) on investments	11,574	(5,924)	(3,805)	(20,815)
Net increase (decrease) in net assets resulting from operations	20,149	5,995	47,172	10,026
Shareholder distributions:
Distributions declared from net investment income	(19,572)	(11,933)	(52,487)	(30,242)
Distributions declared from realized gains	—	—	(6,036)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(19,572)	(11,933)	(58,523)	(30,242)
Capital share transactions:
Issuance of common shares, net	78,565	50,065	118,542	114,995
Reinvestment of shareholder distributions, net	2,320	876	6,811	1,946
Net increase (decrease) in net assets resulting from capital share transactions	80,885	50,941	125,353	116,941
Total increase (decrease) in net assets	81,462	45,003	114,002	96,725
Net assets, at beginning of period	557,497	425,773	524,957	374,051
Net assets, at end of period	$638,959	$470,776	$638,959	$470,776

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$47,172	$10,026

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(352,883)	(385,140)
Proceeds from principal repayments and sales of investments	65,851	35,483
Payment-in-kind interest	(1,823)	(385)
Amortization of premium/accretion of discount, net	(1,994)	(1,233)
Net realized (gain) loss on investments	6,408	409
Net change in unrealized (appreciation) depreciation on investments	3,805	20,815
Amortization of deferred financing costs	1,424	970
Amortization of offering costs	(23)	(50)
Changes in operating assets and liabilities:
Due from adviser expense support	515	(192)
Interest receivable	(3,888)	(5,840)
Receivable for investments sold	(4,399)	4,391
Prepaid expenses	(16)	10
Payable for investments purchased	(56)	(25,729)
Interest payable	3,808	5,671
Due to adviser expense support	(282)	192
Management fees payable	511	624
Accounts payable and accrued expenses	1,053	398
Net cash provided by (used in) operating activities	(234,817)	(339,580)

Cash flows from financing activities:
Proceeds from issuance of common shares	118,988	115,045
Shareholder distributions	(46,464)	(24,001)
Proceeds from secured borrowings	340,600	664,200
Repayments of secured borrowings	(179,500)	(410,000)
Payments of deferred financing costs	(2,106)	(3,336)
Net cash provided by (used in) financing activities	231,518	341,908

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	(3,299)	2,328
Cash and Cash Equivalents and Restricted Cash, beginning of period	39,320	35,236
Cash and Cash Equivalents and Restricted Cash, end of period	$36,021	$37,564

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,857	$7,918

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$6,811	$1,946

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$35,971	$37,514
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$36,021	$37,564

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (13)	First Lien Term Loan	S + 6.50%	11.90%	10/31/2025	$14,695	$14,624	$14,535	2.27%
Arotech	(6) (13)	First Lien Term Loan	S + 6.25%	11.65%	10/22/2026	9,226	9,147	8,606	1.35%
Arotech (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 6.25%	11.65%	10/22/2026	449	447	419	0.07%
Loc Performance Products	(6) (13)	First Lien Term Loan	S + 5.25%	10.65%	12/22/2026	6,576	6,517	6,261	0.98%
Turbine Engine Specialist, Inc	(17)	Subordinated Debt	S + 9.50%	14.90%	3/1/2029	2,563	2,499	2,499	0.39%
Valkyrie	(17)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,829	2,783	2,720	0.43%
Total Aerospace & Defense							36,017	35,040	5.49%

Automotive
American Auto Auction Group	(6) (13)	First Lien Term Loan	S + 5.00%	10.40%	12/30/2027	10,547	10,465	9,776	1.53%
Classic Collision (Delayed Draw) (Incremental Tranche A-4)	(11) (17)	First Lien Term Loan	S + 5.75%	11.07%	1/14/2026	25,233	(60)	(429)	(0.07%)
Classic Collision (Delayed Draw) (Incremental)	(6) (13)	First Lien Term Loan	S + 5.75%	11.07%	1/14/2026	6,958	6,958	6,840	1.07%
Classic Collision (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.22%	1/14/2026	7,771	7,722	7,639	1.20%
Collision Right	(13) (17)	First Lien Term Loan	S + 5.25%	10.65%	4/14/2028	5,310	5,285	5,267	0.83%
Collision Right	(17)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	1,398	1,366	1,356	0.21%
Collision Right (Delayed Draw)	(17)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	987	976	958	0.15%
Covercraft	(17)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	7,464	7,356	6,853	1.07%
Covercraft (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/21/2028	4,386	—	(359)	(0.06%)
JEGS Automotive	(6)	First Lien Term Loan	S + 6.00%	11.40%	12/22/2027	3,999	3,968	3,323	0.52%
JEGS Automotive (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.40%	12/22/2027	930	—	(157)	(0.02%)
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	10.72%	4/18/2028	12,563	12,465	12,311	1.93%
Randys Holdings, Inc	(9) (13)	First Lien Term Loan	S + 6.50%	11.82%	11/1/2028	11,166	10,965	11,022	1.73%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.50%	11.82%	11/1/2028	3,750	—	(48)	(0.01%)
S&S Truck Parts	(6) (13)	First Lien Term Loan	S + 4.75%	10.22%	3/1/2029	6,876	6,819	6,780	1.06%
S&S Truck Parts	(13)	First Lien Term Loan	S + 4.75%	10.07%	3/1/2029	1,162	1,152	1,146	0.18%
S&S Truck Parts (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.07%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.07%	3/1/2029	1,728	1,580	1,556	0.24%
Total Automotive							77,017	73,833	11.56%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Allied Benefit Systems	(6) (13)	First Lien Term Loan	S + 4.50%	9.82%	11/18/2026	5,945	5,913	5,909	0.92%
Bankruptcy Management Solutions Inc	(6)	First Lien Term Loan	S + 4.40%	9.72%	2/28/2025	3,820	3,839	3,820	0.60%
Coding Solutions Acquisitions	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.90%	5/11/2028	6,448	6,394	6,295	0.99%
Coding Solutions Acquisitions (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.50%	10.82%	5/11/2028	1,966	1,966	1,920	0.30%
Long Term Care Group	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.40%	9/8/2027	6,754	6,707	5,893	0.92%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	11.15%	10/14/2028	7,176	4,607	4,471	0.70%
Risk Strategies (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.50%	10.90%	11/1/2026	14,906	14,906	14,560	2.28%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.07%	3/26/2027	14,693	14,661	14,517	2.27%
World Insurance Associates (Delayed Draw)	(6) (9) (13) (17)	First Lien Term Loan	S + 6.00%	11.40%	4/1/2026	14,918	14,906	14,729	2.31%
Total Banking, Finance, Insurance, Real Estate							73,899	72,114	11.29%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(7) (10) (13) (17)	First Lien Term Loan	S + 6.25%	11.65%	9/25/2029	17,326	16,980	16,980	2.65%
Bardstown PPC Holdings LLC	(17)	Subordinated Debt	S + 7.75%	13.15%	8/30/2027	9,300	9,148	9,300	1.45%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.15%	9/28/2027	9,825	9,760	9,825	1.53%
Dessert Holdings	(6) (17)	Subordinated Debt	S + 7.25%	12.65%	6/8/2029	9,000	8,871	7,956	1.25%
Fresh Edge	(17)	Subordinated Debt	S + 4.50% + 5.125% (PIK)	15.02%	4/3/2029	3,804	3,720	3,695	0.58%
Fresh Edge (Incremental)	(17)	Subordinated Debt	S + 4.50% + 5.125% (PIK)	15.02%	4/3/2029	760	741	738	0.12%
Handgards	(6) (13)	First Lien Term Loan	S + 7.00%	12.40%	10/14/2026	14,550	14,391	14,550	2.28%
Harvest Hill Beverage Company	(17)	Subordinated Debt	S + 9.00%	14.32%	2/28/2029	3,640	3,537	3,573	0.56%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	9.90%	7/30/2025	2,865	2,850	2,707	0.42%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.57%	8/13/2027	14,738	14,584	14,738	2.31%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.40%	4/20/2027	3,265	3,243	3,203	0.50%
Watermill Express, LLC (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.00%	10.40%	4/20/2027	315	315	309	0.05%
Palmetto Acquisitionco, Inc.	(13) (17)	First Lien Term Loan	S + 5.75%	11.15%	9/18/2029	13,314	13,082	13,083	2.05%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.15%	9/18/2029	4,842	(18)	(84)	(0.01%)
Total Beverage, Food & Tobacco							101,204	100,573	15.74%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Blackbird Purchaser Inc.	(6) (13) (17)	First Lien Term Loan	S + 4.25%	9.57%	4/8/2026	9,836	9,803	9,836	1.54%
Crete Mechanical Group	(6) (13)	First Lien Term Loan	S + 5.00%	10.40%	5/19/2028	4,835	4,796	4,823	0.75%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	10.32%	5/19/2028	2,853	2,813	2,846	0.45%
Crete Mechanical Group (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.00%	10.32%	5/19/2028	7,167	4,441	4,423	0.69%
EFC Holdings, LLC	(17)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,146	3,060	3,088	0.48%
Heartland Home Services		First Lien Term Loan	S + 6.00%	11.32%	12/15/2026	6,484	6,442	6,316	0.99%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.32%	12/15/2026	5,622	5,602	5,477	0.86%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.32%	12/15/2026	2,578	2,578	2,512	0.39%
Ovation Holdings, Inc.	(13)	First Lien Term Loan	S + 6.25%	11.65%	2/3/2029	8,055	7,892	7,929	1.24%
Ovation Holdings, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.65%	2/3/2029	1,903	611	603	0.09%
Precision Surfacing	(17)	Subordinated Debt	N/A	15.00%	6/30/2024	713	713	713	0.11%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.37%	11/1/2028	8,757	8,732	8,660	1.36%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.37%	11/1/2028	1,071	1,062	1,059	0.17%
Repipe Specialists	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,427	2,386	2,255	0.35%
Repipe Specialists (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	901	210	146	0.02%
RTH Buyer LLC (dba "Rhino Tool House)	(13) (17)	First Lien Term Loan	S + 6.25%	11.72%	4/4/2029	8,072	7,918	8,005	1.25%
RTH Buyer LLC (dba "Rhino Tool House) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.57%	4/4/2029	1,887	905	898	0.14%
Total Capital Equipment							69,964	69,589	10.88%

Chemicals, Plastics, & Rubber
Ascensus	(9) (15) (17)	Subordinated Debt	S + 6.50%	11.90%	8/2/2029	9,000	8,935	8,595	1.35%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.35%	9.75%	6/30/2028	9,756	9,608	9,157	1.43%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 4.50%	9.90%	12/29/2025	2,070	2,079	2,023	0.31%
Chroma Color Corporation (dba "Chroma Color)	(13)	First Lien Term Loan	S + 5.75%	11.15%	4/21/2029	6,330	6,210	6,212	0.97%
Chroma Color Corporation (dba "Chroma Color) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.15%	4/21/2029	1,379	(13)	(26)	—%
Spartech	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.15%	5/8/2028	14,806	14,735	12,479	1.95%
Total Chemicals, Plastics, & Rubber							41,554	38,440	6.01%

Construction & Building
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.22%	7/30/2027	10,290	10,217	10,290	1.61%
Gannett Fleming	(13)	First Lien Term Loan	S + 6.60%	12.00%	12/20/2028	9,925	9,747	9,849	1.54%
MEI Rigging & Crating	(13) (17)	First Lien Term Loan	S + 6.50%	11.82%	6/29/2029	11,460	11,233	11,240	1.76%
MEI Rigging & Crating (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.90%	6/29/2029	1,814	(9)	(35)	(0.01%)
Royal Holdco Corporation (Delayed Draw A)	(11) (17)	First Lien Term Loan	S + 5.75%	11.15%	12/30/2027	4,701	(12)	(70)	(0.01%)
Royal Holdco Corporation (Delayed Draw B)	(11) (17)	First Lien Term Loan	S + 5.75%	11.15%	12/30/2027	3,134	(8)	(47)	(0.01%)
Royal Holdco Corporation (Incremental)	(13) (17)	First Lien Term Loan	S + 5.75%	11.15%	12/30/2027	3,134	3,087	3,087	0.49%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.15%	12/15/2027	9,338	9,198	9,022	1.41%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 5.75%	11.15%	12/15/2027	4,923	2,535	2,404	0.38%
WSB Engineering Holdings Inc.	(13) (17)	First Lien Term Loan	S + 6.00%	11.40%	8/31/2029	6,536	6,439	6,439	1.01%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.40%	8/31/2029	4,357	(32)	(64)	(0.01%)
Total Construction & Building							52,395	52,115	8.16%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	S + 4.50%	9.82%	6/30/2025	5,683	5,652	4,390	0.69%
Petmate	(6) (9) (13) (15)	First Lien Term Loan	L + 5.50%	11.23%	9/15/2028	9,825	9,749	6,445	1.01%
Xpressmyself.com LLC (a/k/a SmartSign)	(13)	First Lien Term Loan	S + 5.75%	11.15%	9/7/2028	9,900	9,816	9,713	1.52%
Xpressmyself.com LLC (a/k/a SmartSign)	(6)	First Lien Term Loan	S + 5.75%	11.15%	9/7/2028	5,037	4,940	4,990	0.78%
Total Consumer Goods: Durable							30,157	25,538	4.00%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.90%	9/10/2027	12,636	12,548	12,188	1.91%
Arcadia Consumer Health (Incremental)	(13) (17)	First Lien Term Loan	S + 5.75%	11.07%	9/10/2027	2,261	2,219	2,268	0.36%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	S + 5.00%	10.40%	12/24/2023	3,811	3,805	3,713	0.58%
Elevation Labs	(13)	First Lien Term Loan	S + 5.75%	11.07%	6/30/2028	6,806	6,749	6,573	1.03%
Elevation Labs (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.07%	6/30/2028	3,125	(25)	(107)	(0.02%)
FoodScience	(6) (13)	First Lien Term Loan	S + 6.50%	11.97%	3/1/2027	7,764	7,711	6,948	1.09%
FoodScience	(6) (13)	First Lien Term Loan	S + 6.50%	11.97%	3/1/2027	6,898	6,847	6,173	0.97%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	10.90%	12/29/2026	2,512	2,494	2,537	0.40%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	10.90%	12/29/2026	7,294	7,273	7,367	1.15%
Protective Industrial Products (“PIP”)	(9) (13) (17)	First Lien Term Loan	S + 5.00%	10.32%	12/29/2027	4,872	4,686	4,872	0.76%
Ultima Health Holdings, LLC	(17)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,727	1,698	1,675	0.26%
Total Consumer Goods: Non-durable							56,005	54,207	8.49%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.15%	10/7/2026	14,733	14,699	14,287	2.24%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.15%	10/7/2026	117	114	113	0.02%
Five Star Packing	(6) (13)	First Lien Term Loan	S + 4.25%	9.72%	5/5/2029	7,595	7,498	7,513	1.18%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	9.90%	12/1/2027	9,265	9,198	9,240	1.44%
Oliver Packaging	(17)	Subordinated Debt	N/A	11.00%	1/6/2029	2,510	2,470	2,396	0.37%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.97%	12/17/2025	2,991	2,974	2,959	0.46%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.97%	12/17/2025	7,294	7,253	7,217	1.13%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.72%	12/17/2025	4,420	4,359	4,414	0.69%
Total Containers, Packaging & Glass							48,565	48,139	7.53%

Environmental Industries
Impact Parent Corporation (d/b/a Impact Environmental Group)	(13) (17)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	6,793	6,660	6,670	1.04%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.32%	3/23/2029	3,173	2,777	2,734	0.43%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Incremental)	(17)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	1,740	1,707	1,709	0.27%
Impact Parent Corporation (d/b/a Impact Environmental Group) (Second Amendment Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.47%	3/23/2029	6,822	(34)	(124)	(0.02%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(13)	First Lien Term Loan	S + 5.25%	10.65%	8/31/2028	6,665	6,610	6,571	1.03%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(13) (17)	First Lien Term Loan	S + 6.25%	11.65%	7/3/2029	8,571	8,445	8,450	1.32%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.65%	7/3/2029	6,429	(16)	(91)	(0.01%)
The Facilities Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.07%	11/30/2027	4,884	4,850	4,786	0.75%
The Facilities Group (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 5.75%	11.07%	11/30/2027	4,963	4,507	4,407	0.69%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Total Environmental Industries							35,506	35,112	5.50%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (13) (17)	First Lien Term Loan	S + 4.75%	10.15%	12/17/2027	7,892	7,833	7,254	1.14%
Affinity Hospice (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.15%	12/17/2027	1,981	—	(160)	(0.03%)
Anne Arundel	(17)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,175	3,137	2,651	0.41%
Anne Arundel	(17)	Subordinated Debt	N/A	11.00%	4/16/2026	1,880	1,863	1,719	0.27%
Anne Arundel (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	11.00%	4/16/2026	2,258	1,883	1,697	0.27%
Forefront Dermatology	(6) (9) (13) (15)	First Lien Term Loan	S + 4.25%	9.57%	4/2/2029	2,799	2,758	2,786	0.44%
Forefront Dermatology (Delayed Draw)	(9) (15) (17)	First Lien Term Loan	S + 4.25%	9.57%	4/2/2029	524	524	522	0.08%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.50%	10.97%	9/30/2027	5,974	5,935	5,813	0.91%
Genesee Scientific (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.90%	9/30/2027	2,020	1,564	1,509	0.24%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 4.75%	10.22%	12/9/2027	6,418	6,372	6,296	0.99%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.22%	12/9/2027	2,007	2,007	1,969	0.31%
GHR Healthcare (Incremental)	(9) (13)	First Lien Term Loan	S + 4.75%	10.15%	12/9/2027	4,996	4,912	4,901	0.77%
Health Management Associates	(13) (17)	First Lien Term Loan	S + 6.50%	11.82%	3/30/2029	8,470	8,308	8,394	1.31%
Health Management Associates (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.82%	3/30/2029	1,508	453	469	0.07%
Heartland Veterinary Partners LLC (Incremental)	(17)	Subordinated Debt	S + 7.50%	12.82%	12/10/2027	1,900	1,871	1,858	0.29%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(11) (17)	Subordinated Debt	S + 7.50%	12.82%	12/10/2027	9,500	5,301	5,093	0.80%
HemaSource Inc.	(17)	Subordinated Debt	N/A	8.50% (Cash), 5.00% (PIK)	2/28/2030	5,292	5,148	5,148	0.81%
InfuCare RX	(6) (13)	First Lien Term Loan	S + 4.50%	9.90%	1/4/2028	9,825	9,752	9,496	1.49%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(17)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,729	1,690	1,689	0.26%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash), 2.25% (PIK)	2/7/2030	720	(8)	(17)	—%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.97%	8/20/2027	9,044	8,983	8,714	1.36%
PromptCare	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.32%	9/1/2027	8,225	8,133	8,111	1.27%
PromptCare (Delayed Draw)	(6) (9) (11) (13)	First Lien Term Loan	S + 6.00%	11.32%	9/1/2027	2,169	1,269	1,251	0.20%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.15%	5/28/2027	7,699	7,645	7,500	1.17%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (17)	First Lien Term Loan	S + 6.25%	11.72%	5/28/2027	3,256	3,248	3,220	0.50%
Quorum Health Resources, LLC (Incremental)	(13) (17)	First Lien Term Loan	S + 6.25%	11.72%	5/28/2027	3,256	3,207	3,220	0.50%
Sandlot Buyer, LLC (Prime Time Healthcare)	(13)	First Lien Term Loan	S + 6.00%	11.47%	9/19/2028	9,500	9,246	9,315	1.46%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental))	(13) (17)	First Lien Term Loan	S + 6.00%	11.47%	9/19/2028	10,250	10,046	10,051	1.57%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(13)	First Lien Term Loan	S + 5.75%	11.15%	10/5/2029	7,492	7,425	7,400	1.16%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.07%	10/5/2029	2,447	1,159	1,129	0.18%
SM Wellness Holdings, Inc	(6) (13)	First Lien Term Loan	S + 4.50%	9.82%	4/17/2028	14,703	14,608	14,007	2.19%
US Fertility	(17)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	11,979	11,655	11,647	1.82%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	11.22%	8/22/2028	3,387	3,330	3,281	0.51%
Wellspring Pharmaceutical (Delayed Draw)	(17)	First Lien Term Loan	S + 5.75%	11.22%	8/22/2028	1,575	1,565	1,526	0.24%
Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	S + 5.75%	11.22%	8/22/2028	3,756	(17)	(49)	(0.01%)
Wellspring Pharmaceutical (Incremental)	(13) (17)	First Lien Term Loan	S + 5.75%	11.22%	8/22/2028	1,249	1,226	1,233	0.19%
Total Healthcare & Pharmaceuticals							164,031	160,643	25.14%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(13) (17)	First Lien Term Loan	S + 6.25%	11.65%	6/13/2029	8,042	7,886	7,889	1.23%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.65%	6/13/2029	3,225	(15)	(61)	(0.01%)
Argano, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.82%	6/10/2026	5,648	5,615	5,446	0.85%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.82%	6/10/2026	2,501	2,501	2,411	0.38%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	10.82%	6/10/2026	1,709	1,678	1,648	0.25%
Diligent Corporation	(6) (9) (17)	First Lien Term Loan	S + 6.25%	11.57%	8/4/2025	12,502	12,481	12,264	1.92%
Diligent Corporation	(9) (13)	First Lien Term Loan	S + 5.75%	11.07%	8/4/2025	3,396	3,379	3,304	0.52%
Diligent Corporation	(9) (13)	First Lien Term Loan	S + 5.75%	11.07%	8/4/2025	1,479	1,472	1,440	0.23%
Diligent Corporation (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.25%	11.57%	8/4/2025	168	168	165	0.03%
Diligent Corporation (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.25%	11.57%	8/4/2025	106	106	104	0.02%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.97%	4/14/2028	12,100	12,003	12,016	1.88%
Eliassen Group LLC (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.82%	4/14/2028	2,774	866	852	0.13%
Exterro	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.90%	5/31/2024	9,474	9,454	9,571	1.50%
Fineline Merger	(17)	Subordinated Debt	S + 9.26%	14.58%	8/22/2028	2,689	2,660	2,689	0.42%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.38%	10.84%	12/21/2027	11,602	11,515	11,375	1.78%
Go Engineer (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.38%	10.84%	12/21/2027	3,160	3,136	3,098	0.48%
Infinite Bidco LLC (Infinite Electronics) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.25%	11.72%	3/2/2028	6,329	6,273	6,162	0.96%
Infobase Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.50%	10.90%	6/14/2028	4,342	4,306	4,295	0.67%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Infobase Acquisition, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.90%	6/14/2028	721	—	(8)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.90%	8/8/2028	7,814	7,748	7,814	1.22%
ITSavvy LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.90%	8/8/2028	1,471	1,301	1,313	0.21%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.25%	10.65%	1/23/2025	5,804	5,804	5,804	0.91%
Northern Star Industries Inc	(6)	First Lien Term Loan	S + 4.76%	10.16%	3/28/2025	3,260	3,252	3,260	0.51%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.82%	10/21/2026	4,733	4,702	4,703	0.74%
Revalize (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	4,254	4,243	4,038	0.63%
Revalize (Delayed Draw)	(6) (9) (17)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	1,092	1,085	1,037	0.16%
Revalize (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	244	243	232	0.04%
SmartWave	(6) (13)	First Lien Term Loan	S + 6.00%	11.40%	11/5/2026	9,238	9,166	8,013	1.25%
Solve Industrial Motion Group	(17)	Subordinated Debt	N/A	10.75%	6/28/2028	1,786	1,759	1,722	0.27%
Solve Industrial Motion Group	(17)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/28/2028	763	749	749	0.12%
Solve Industrial Motion Group (Delayed Draw)	(17)	Subordinated Debt	N/A	10.75%	6/28/2028	2,035	2,035	1,962	0.31%
Total High Tech Industries							127,571	125,307	19.61%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.65%	12/10/2026	2,956	2,934	2,877	0.45%
Tinuiti (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.57%	12/10/2026	1,931	1,930	1,880	0.29%
Tinuiti (Delayed Draw) (Incremental)	(6) (9) (17)	First Lien Term Loan	S + 5.25%	10.65%	12/10/2026	9,888	9,888	9,625	1.51%
Wpromote	(13)	First Lien Term Loan	S + 5.75%	11.07%	10/23/2028	4,390	4,312	4,333	0.68%
Wpromote (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.07%	10/23/2028	588	(4)	(8)	—%
Total Media: Advertising, Printing & Publishing							19,060	18,707	2.93%

Media: Diversified & Production
Corporate Visions	(6) (13)	First Lien Term Loan	S + 4.50%	9.82%	8/12/2027	2,894	2,874	2,729	0.43%
Corporate Visions	(6) (13)	First Lien Term Loan	S + 4.50%	9.82%	8/12/2027	2,544	2,515	2,399	0.38%
Spectrio II	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.47%	12/9/2026	8,061	8,015	7,625	1.19%
Spectrio II (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.47%	12/9/2026	2,864	2,847	2,709	0.42%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	11.47%	12/9/2026	437	435	410	0.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Total Media: Diversified & Production							16,686	15,872	2.48%

Retail
Syndigo	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.82%	12/15/2027	5,850	5,866	5,715	0.89%
Total Retail							5,866	5,715	0.89%

Services: Business
ALKU Intermediate Holdings, LLC	(13) (17)	First Lien Term Loan	S + 6.25%	11.57%	5/22/2029	4,530	4,442	4,445	0.70%
Apex Companies Holdings, LLC	(17)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,939	3,852	3,888	0.61%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,196	68	66	0.01%
Big Truck Rental	(17)	Subordinated Debt	S + 8.00%	13.32%	9/30/2027	10,000	9,851	10,000	1.57%
Big Truck Rental	(17)	Subordinated Debt	S + 8.00%	13.32%	9/30/2027	2,500	2,500	2,500	0.39%
Bounteous	(6) (13)	First Lien Term Loan	S + 5.25%	10.72%	8/2/2027	5,361	5,323	5,123	0.80%
Bounteous	(6) (13)	First Lien Term Loan	S + 5.25%	10.72%	8/2/2027	2,194	2,178	2,097	0.33%
Bounteous (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.25%	10.72%	8/2/2027	2,775	2,757	2,652	0.42%
Bounteous (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.25%	10.72%	8/2/2027	4,467	—	(198)	(0.03%)
BroadcastMed Holdco, LLC	(17)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,483	3,422	3,361	0.53%
Bullhorn Inc	(6) (9) (13) (17)	First Lien Term Loan	S + 5.75%	11.07%	9/30/2026	13,741	13,639	13,741	2.15%
BusinesSolver	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.90%	12/1/2027	7,761	7,702	7,696	1.20%
BusinesSolver (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.90%	12/1/2027	2,119	172	162	0.03%
Career Now	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/30/2027	3,172	3,129	2,848	0.45%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.90%	9/24/2026	309	307	309	0.05%
Cornerstone Advisors of Arizona LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.97%	9/24/2026	2,301	2,288	2,301	0.36%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.97%	9/24/2026	211	210	211	0.03%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.15%	6/1/2029	8,195	8,054	8,195	1.28%
CrossCountry Consulting (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	11.15%	6/1/2029	3,320	(27)	—	—%
D&H United Fueling Solutions	(13)	First Lien Term Loan	S + 5.50%	10.90%	9/16/2028	7,510	7,381	7,257	1.14%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	10.97%	9/16/2028	2,390	2,370	2,310	0.36%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(11) (17)	First Lien Term Loan	S + 6.00%	11.40%	9/16/2028	1,567	(7)	(24)	—%
D&H United Fueling Solutions (Incremental)	(6) (13)	First Lien Term Loan	S + 6.00%	11.40%	9/16/2028	3,474	3,406	3,422	0.54%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

E78	(6)	First Lien Term Loan	S + 5.75%	11.07%	12/1/2027	5,614	5,573	5,387	0.84%
E78	(13)	First Lien Term Loan	S + 5.75%	11.07%	12/1/2027	1,441	1,430	1,383	0.22%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.75%	11.07%	12/1/2027	4,221	4,190	4,050	0.63%
E78 (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.75%	11.07%	12/1/2027	3,552	982	838	0.13%
Evergreen Services Group	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.65%	6/15/2029	11,996	11,788	11,652	1.82%
Evergreen Services Group (Delayed Draw)	(9) (17)	First Lien Term Loan	S + 6.25%	11.65%	6/15/2029	2,870	2,845	2,787	0.44%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.07%	9/21/2026	9,215	9,163	9,215	1.44%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.07%	9/21/2026	1,535	1,535	1,535	0.24%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.75%	11.07%	9/21/2026	3,804	3,779	3,804	0.60%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(9) (13) (17)	First Lien Term Loan	S + 6.25%	11.65%	8/1/2029	9,667	9,522	9,529	1.49%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.25%	11.57%	8/1/2029	9,314	1,178	1,068	0.17%
KRIV Acquisition, Inc	(13) (17)	First Lien Term Loan	S + 6.50%	11.90%	7/6/2029	10,764	10,469	10,449	1.64%
KRIV Acquisition, Inc (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.90%	7/6/2029	1,607	(20)	(47)	(0.01%)
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	S + 6.00%	11.40%	12/17/2025	7,358	7,318	7,314	1.14%
Lion Merger Sub Inc (Incremental)	(9) (13)	First Lien Term Loan	S + 6.00%	11.40%	12/17/2025	7,336	7,262	7,291	1.14%
LSCS Holdings Inc.	(6) (13) (15)	First Lien Term Loan	S + 4.50%	9.82%	12/16/2028	9,825	9,785	9,705	1.52%
LYNX FRANCHISING, LLC	(6) (9) (13)	First Lien Term Loan	S + 6.75%	12.22%	12/23/2026	9,825	9,750	9,700	1.51%
Output Services Group, Inc.	(16) (17)	First Lien Term Loan	S + 5.25% + 1.25% (PIK)	11.90%	6/29/2026	3,867	3,419	1,744	0.27%
Phaidon International	(7) (10) (13)	First Lien Term Loan	S + 5.50%	10.82%	8/22/2029	14,198	14,074	13,974	2.19%
Plaze	(17)	Subordinated Debt	S + 7.50%	12.82%	7/7/2028	15,000	14,656	13,665	2.13%
RoadOne	(11) (17)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(19)	(29)	—%
RoadOne	(17)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,641	4,517	4,544	0.71%
Scaled Agile	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.90%	12/15/2028	7,956	7,892	7,657	1.20%
Scaled Agile (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.90%	12/15/2028	1,922	391	319	0.05%
Smile Brands	(17)	Subordinated Debt	S + 8.50%	13.90%	4/13/2026	9,597	9,511	8,375	1.31%
Soliant Health	(6) (13)	First Lien Term Loan	S + 4.00%	9.32%	3/31/2028	6,794	6,764	6,800	1.06%
Technical Safety Services	(13)	First Lien Term Loan	S + 5.50%	10.90%	6/22/2029	6,789	6,730	6,659	1.04%
Technical Safety Services (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.50%	10.90%	6/22/2029	6,411	2,535	2,486	0.38%
Technical Safety Services (Incremental)	(17)	First Lien Term Loan	S + 5.50%	10.90%	6/22/2029	1,895	1,866	1,858	0.29%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	10.40%	4/2/2029	9,900	9,815	9,816	1.54%
Transit Buyer LLC (dba“Propark”)	(13)	First Lien Term Loan	S + 6.25%	11.72%	1/31/2029	6,841	6,718	6,784	1.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.72%	1/31/2029	3,125	(55)	(26)	—%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.65%	5/28/2029	2,985	2,965	2,926	0.46%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.57%	5/27/2029	7,425	7,362	7,278	1.14%
Trilon Group, LLC	(13) (17)	First Lien Term Loan	S + 6.25%	11.65%	5/27/2029	7,427	7,279	7,280	1.14%
Trilon Group, LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 6.25%	11.65%	5/27/2029	7,444	7,444	7,296	1.14%
Trilon Group, LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 6.25%	11.65%	5/28/2029	1,990	1,990	1,951	0.31%
Trilon Group, LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.65%	5/27/2029	12,679	(63)	(251)	(0.04%)
Vital Records Control	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.82%	6/29/2027	4,594	4,554	4,519	0.71%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	11.22%	6/29/2027	151	149	150	0.02%
Vital Records Control (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.75%	11.15%	6/29/2027	184	171	172	0.03%
Worldwide Clinical Trials Holdings Inc	(6)	First Lien Term Loan	S + 4.25%	9.65%	12/5/2024	2,324	2,319	2,324	0.36%
Worldwide Clinical Trials Holdings Inc (Incremental)	(6) (13)	First Lien Term Loan	S + 4.25%	9.65%	12/5/2024	3,688	3,675	3,687	0.58%
Total Services: Business							306,225	299,980	46.96%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (13) (17)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	8,495	8,495	7,948	1.24%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	1,577	—	(102)	(0.02%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.00%	11.47%	8/16/2028	1,714	—	(110)	(0.02%)
All My Sons	(6) (13)	First Lien Term Loan	S + 4.75%	10.07%	10/25/2028	5,276	5,235	5,194	0.81%
Allstar Holdings	(17)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,097	2,037	2,037	0.31%
Allstar Holdings (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,031	1,489	1,430	0.22%
Allstar Holdings (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash)3.00%(PIK)	4/26/2030	6,188	(92)	(178)	(0.03%)
Apex Services Partners, LLC (Delayed Draw) (Incremental)	(9) (17)	First Lien Term Loan	S + 5.50%	10.90%	7/31/2025	4,963	4,963	4,963	0.78%
Apex Services Partners, LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.50%	10.90%	7/31/2025	4,963	4,930	4,963	0.78%
COP Exterminators Acquisition, Inc.	(17)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	832	810	810	0.12%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	652	(9)	(18)	0.00%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.72%	4/27/2029	9,900	9,801	9,558	1.50%
Fairway Lawns	(17)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,730	2,660	2,656	0.42%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Fairway Lawns	(11) (17)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,312	5,892	5,722	0.90%
Legacy Service Partners, LLC (“LSP”)	(13)	First Lien Term Loan	S + 6.50%	11.90%	1/9/2029	10,187	10,002	10,002	1.57%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.90%	1/9/2029	4,744	3,525	3,460	0.54%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.50%	10.97%	6/15/2028	3,939	3,906	3,927	0.61%
Liberty Buyer (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 5.50%	10.90%	6/15/2028	745	296	294	0.05%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.22%	9/16/2024	5,354	5,341	5,291	0.83%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.22%	9/16/2024	702	702	693	0.11%
NJEye LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 4.75%	10.22%	9/16/2024	1,373	882	868	0.14%
NJEye LLC (Delayed Draw)	(17)	First Lien Term Loan	S + 4.75%	10.22%	9/16/2024	892	892	882	0.14%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.65%	6/6/2025	2,509	2,507	2,494	0.39%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.65%	6/6/2025	218	217	216	0.03%
One World Fitness PFF LLC	(6)	First Lien Term Loan	S + 6.25% + 1.00% (PIK)	12.65%	11/26/2025	3,870	3,872	3,503	0.55%
Perennial Services, Group, LLC	(13)	First Lien Term Loan	S + 6.00%	11.32%	9/8/2029	6,750	6,650	6,650	1.04%
Perennial Services, Group, LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.40%	9/8/2029	6,027	769	694	0.11%
Total Services: Consumer							85,772	83,847	13.12%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	4,362	4,289	4,329	0.68%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	4,950	4,950	4,912	0.77%
Total Sovereign & Public Finance							9,239	9,241	1.45%

Telecommunications
BCM One	(6) (13)	First Lien Term Loan	S + 4.50%	9.82%	11/17/2027	6,090	6,090	5,961	0.93%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.82%	11/17/2027	1,831	1,831	1,792	0.28%
Corbett Technology Solutions, Inc. ("CTSI")	(6) (10) (13)	First Lien Term Loan	S + 5.75%	11.07%	10/29/2027	5,771	5,730	5,771	0.90%
Corbett Technology Solutions, Inc. ("CTSI") (Delayed Draw)	(6) (10) (13)	First Lien Term Loan	S + 5.75%	11.15%	10/29/2027	4,054	4,054	4,054	0.63%
Mobile Communications America, Inc.	(6)	First Lien Term Loan	S + 5.38%	10.78%	3/4/2025	3,826	3,830	3,826	0.60%
Mobile Communications America, Inc.	(13)	First Lien Term Loan	S + 5.00%	10.40%	3/4/2025	4,270	4,217	4,270	0.67%
Mobile Communications America, Inc. (Incremental)	(6)	First Lien Term Loan	S + 5.38%	10.78%	3/4/2025	678	677	678	0.11%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.07%	4/16/2027	10,079	10,014	9,810	1.54%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Momentum Telecom II (Incremental)	(9) (17)	First Lien Term Loan	S + 6.50%	11.82%	4/16/2027	1,318	1,292	1,311	0.21%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	L + 5.25%	10.72%	11/20/2025	6,668	6,642	6,668	1.04%
Tyto Athene, LLC	(6) (13)	First Lien Term Loan	S + 5.50%	10.90%	4/3/2028	7,157	7,104	6,468	1.01%
Total Telecommunications							51,481	50,609	7.92%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(13)	First Lien Term Loan	S + 5.50%	10.82%	12/23/2026	9,900	9,738	9,623	1.51%
Kenco Group, Inc.	(13)	First Lien Term Loan	S + 5.00%	10.40%	11/15/2029	8,519	8,366	8,498	1.33%
Kenco Group, Inc. (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 5.00%	10.40%	11/15/2029	1,416	(25)	(4)	—%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.90%	5/5/2025	258	257	257	0.04%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.00%	11.40%	5/5/2025	897	893	885	0.14%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.90%	5/5/2025	181	180	180	0.03%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.90%	5/5/2025	4,378	4,359	4,352	0.68%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.50%	11.90%	5/5/2025	1,362	1,344	1,354	0.21%
SEKO Global Logistics	(17)	Subordinated Debt	S + 9.00%	14.47%	6/30/2027	5,805	5,728	5,763	0.90%
SEKO Global Logistics	(17)	Subordinated Debt	S + 9.00%	14.47%	6/30/2027	4,029	3,971	3,999	0.62%
SEKO Global Logistics	(6)	First Lien Term Loan	S + 4.75%	10.22%	12/30/2026	1,128	1,121	1,123	0.18%
SEKO Global Logistics (Delayed Draw)	(17)	Subordinated Debt	S + 9.00%	14.47%	6/30/2027	907	907	900	0.14%
SEKO Global Logistics (Delayed Draw) (Incremental)	(17)	First Lien Term Loan	S + 4.75%	10.22%	12/30/2026	4,496	4,496	4,477	0.70%
SEKO Global Logistics (Incremental)	(13)	First Lien Term Loan	S + 4.75%	10.22%	12/30/2026	1,521	1,509	1,515	0.24%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.07%	3/19/2027	2,788	2,722	2,692	0.42%
Total Transportation: Cargo							45,566	45,614	7.14%

Transportation: Consumer
American Student Transportaton Partners, Inc	(17)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	2,081	2,025	2,024	0.32%
Total Transportation: Consumer							2,025	2,024	0.32%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(9) (13) (17)	First Lien Term Loan	S + 6.00%	11.40%	7/13/2029	5,013	4,938	4,941	0.77%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(9) (11) (17)	First Lien Term Loan	S + 6.00%	11.40%	7/13/2029	1,671	(4)	(24)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Pinnacle Supply Partners, LLC	(13)	First Lien Term Loan	S + 6.00%	11.32%	4/3/2030	6,348	6,226	6,231	0.98%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.00%	11.32%	4/3/2030	3,636	(32)	(67)	(0.01%)
TPC Wire & Cable	(17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,211	2,190	2,173	0.34%
TPC Wire & Cable (Delayed Draw)	(11) (17)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	1,785	1,779	1,753	0.27%
Total Utilities: Electric							15,097	15,007	2.35%

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(13)	First Lien Term Loan	S + 6.50%	11.90%	1/19/2029	7,981	7,838	7,916	1.23%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.50%	11.90%	1/19/2029	1,979	(35)	(16)	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(13)	First Lien Term Loan	S + 6.25%	11.57%	12/7/2028	6,541	6,423	6,489	1.01%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(11) (17)	First Lien Term Loan	S + 6.25%	11.57%	12/7/2028	3,406	1,354	1,342	0.21%
Total Wholesale							15,580	15,731	2.45%

Total Debt Investments							1,486,482	1,452,997	227.41%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(8) (14) (17) (18)	LLC Interest	9/1/2023	1,530,000	1,530	1,530	0.24%
Total Aerospace & Defense					1,530	1,530	0.24%

Automotive
Covercraft	(8) (14) (17)	Equity Investments	8/20/2021	768	768	373	0.06%
S&S Truck Parts	(8) (14) (17)	Equity Investments	3/31/2022	4	378	314	0.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
S&S Truck Parts	(8) (14) (17)	Equity Investments	8/1/2022	78,541	79	65	0.01%
Total Automotive					1,225	752	0.12%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (14) (17)	Equity Investments	7/13/2022	14,777	1,860	2,253	0.35%
Fresh Edge - Common	(8) (14) (17)	Class B Units	10/3/2022	667	—	—	—%
Fresh Edge - Preferred	(8) (14) (17)	Preferred Units	10/3/2022	667	667	606	0.10%
Total Beverage, Food & Tobacco					2,527	2,859	0.45%

Capital Equipment
Crete Mechanical Group	(8) (14) (17)	Equity Investments	5/19/2022	23	230	437	0.07%
EFC Holdings, LLC	(8) (10) (14) (17)	Common Units	3/1/2023	148	60	80	0.01%
EFC Holdings, LLC	(8) (10) (14) (17)	Preferred Units	3/1/2023	148	148	155	0.03%
Precision Surfacing - Common	(8) (10) (14) (17)	Preferred Units	10/5/2022	3,750,000	3,750	6,154	0.96%
Repipe Specialists	(8) (14) (17)	Equity Investments	3/31/2022	239	239	56	0.01%
Total Capital Equipment					4,427	6,882	1.08%

Construction & Building
Erie Construction	(8) (17)	Equity Investments	7/30/2021	166	166	508	0.08%
Gannett Fleming	(8) (14) (17)	Series F Units	5/27/2023	569,505	570	666	0.10%
OSP Gannet Aggregator LP (Gannet Fleming)	(8) (14) (17) (18)	Limited Partnership Interest	12/20/2022	424,742	425	497	0.08%
Total Construction & Building					1,161	1,671	0.26%

Consumer Goods: Non-durable
FoodScience	(8) (14) (17)	Equity Investments	3/1/2021	5,168	5	—	—%
FoodScience	(8) (14) (17)	Equity Investments	3/1/2021	98	98	22	—%
Ultima Health Holdings, LLC	(8) (14) (17)	Preferred Units	9/12/2022	15	170	165	0.03%
Total Consumer Goods: Non-durable					273	187	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (14) (17)	Class A Common Units	7/12/2022	10,230	1,023	798	0.12%
Specialized Packaging Group	(7) (8) (10) (14) (17)	Class A Common Units	12/17/2020	147,708	148	166	0.03%
Total Containers, Packaging & Glass					1,171	964	0.15%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (14) (17)	Equity Investments	2/7/2023	245	245	230	0.03%
Anne Arundel	(8) (14) (17)	Equity Investments	10/16/2020	12,175	880	162	0.03%
Health Management Associates	(8) (14) (17)	Class A Common Units	3/31/2023	399,904	400	443	0.07%
REP HS Topco Holdings (HemaSource Inc.)	(8) (14) (17)	Class A Units	8/31/2023	577,000	577	577	0.09%
Total Healthcare & Pharmaceuticals					2,102	1,412	0.22%

High Tech Industries
ITSavvy LLC	(8) (14) (17)	Class A Common Units	8/8/2022	522	522	1,041	0.16%
Solve Industrial Motion Group	(8) (14) (17)	Equity Investments	6/30/2021	313	313	239	0.04%
Total High Tech Industries					835	1,280	0.20%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (14) (17)	Equity Investments	1/31/2023	1,173	117	125	0.02%
BroadcastMed Holdco, LLC	(8) (17)	Preferred Units	10/4/2022	56,899	853	782	0.12%
Career Now	(8) (14) (17)	Equity Investments	9/30/2021	624	624	—	—%
E78	(8) (14) (17)	Equity Investments	12/1/2021	816	860	1,404	0.22%
KRIV Acquisition, Inc	(8) (14) (17)	Class A Units	7/17/2023	790	790	790	0.12%
RoadOne - Common	(8) (14) (17)	Equity Investments	12/29/2022	1,173,220	939	1,522	0.24%
Total Services: Business					4,183	4,623	0.72%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (14) (17)	Equity Investments	8/11/2022	2,432	243	156	0.02%
COP Exterminators Investment, LLC	(8) (14) (17)	Class A Units	7/31/2023	997,000	1,117	1,117	0.17%
Legacy Service Partners, LLC (“LSP”)	(8) (14) (17)	Class B Units	1/9/2023	4,907	491	507	0.08%
Perennial Services Investors LLC	(8) (14) (17)	Class A Units	9/8/2023	7,784	778	778	0.12%
Total Services: Consumer					2,629	2,558	0.39%

Sovereign & Public Finance
LMI Renaissance	(8) (14) (17)	Limited Partnership Interest	6/30/2022	648,627	649	1,317	0.21%
Total Sovereign & Public Finance					649	1,317	0.21%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Cargo
SEKO Global Logistics	(8) (17)	Equity Investments	12/30/2020	671,203	332	1,514	0.24%
Total Transportation: Cargo					332	1,514	0.24%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (14) (17)	Limited Partnership Interest	9/11/2023	208,122	208	208	0.03%
Total Transportation: Consumer					208	208	0.03%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (14) (17)	Subject Partnership Units	4/3/2023	279,687	280	258	0.04%
Total Utilities: Electric					280	258	0.04%

Total Equity Investments					23,532	28,015	4.38%
Cash equivalents	(12)				34,200	34,200	5.35%
Total Investments and Cash Equivalents					$1,544,214	$1,515,212	237.14%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2023. As of September 30, 2023, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.32%, 5.40%, 5.47%, and 5.47% respectively. As of September 30, 2023, two investments, Petmate and Sapphire Telecom Inc., bear interest at rates determined by London Interbank Offered Rate ("LIBOR"). The rate set for each contract was determined prior to the cessation of LIBOR. The effective LIBOR rate for Petmate and Sapphire Telecom Inc., as of September 30, 2023, was 5.73% and 5.46%, respectively. Certain investments are subject to a SOFR/LIBOR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 3 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $638,959 as of September 30, 2023.
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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2023, the Company held forty restricted securities with an aggregate fair value of $28,015, or 4.38% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 4.24% of the Company's total assets calculated in accordance with the 1940 Act.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2023
(dollar amounts in thousands)

(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 6 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Cash equivalents balance represents amounts held in interest-bearing money market funds issued by U.S. Bank National Association and Black Rock Advisors, LLC.
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
(16)Loan was on non-accrual status as of September 30, 2023.
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
(18) Represents an investment held through an aggregator vehicle organized as a pool investment vehicle .

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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 4, Related Party Transactions.
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") are Delaware limited liability companies that were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. Nuveen Churchill BDC SPV IV, LLC is a Delaware limited liability company that was formed on August 25, 2023. SPV II, SPV III and SPV IV primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022, the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. SPV II, SPV III, SPV IV and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.
Beginning with its initial closing in March 2020 (the "Initial Closing"), the Company conducted private offerings of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company held is final closing on April 28, 2023. If the Company is unable to list its shares on a national securities exchange (an "Exchange Listing") or effectuate another permissible liquidity event (as described in the Company's offering documents) within five years of the Initial Closing, subject to up to two one-year extensions at the discretion of the Board, then the Company will use its best efforts to wind down and/or liquidate and dissolve.

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
Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of directors (the “Board”) has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $85,722 and $58,656, respectively, which represents approximately 5.79% and 4.89% of total investments at fair value, respectively. For the three and nine months ended September 30, 2023, the Company earned $951 and $1,823, respectively, in PIK income provisions. For the the three and nine months ended September 30, 2022, the Company earned $216 and $544, respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2023, the Company earned $16 and $56, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2022, the Company earned $130 and $130, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2023, the Company earned other income of $409 and $879, respectively, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2022, the Company earned other income of $816 and $1,421, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2023 and December 31, 2022, the fair value of the loans on non-accrual status was $1,744 and $8,898, respectively, which represents approximately 0.12% and 0.74%, respectively, of total investments at fair value.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the nine months ended September 30, 2023 and 2022, the Company incurred offering costs of $23 and $50, respectively.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, SPV II, SPV III and SPV IV are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2023, the Company did not incur any excise tax expense. For the the three and nine months ended September 30, 2022, the Company did not incur any excise tax expense.
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
3. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2023 and December 31, 2022, according to the fair value hierarchy:

As of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$23,848	$1,254,096	$1,277,944
Subordinated Debt	—	8,595	166,458	175,053
Equity Investments	—	—	28,015	28,015
Cash Equivalents	34,200	—	—	34,200
Total	$34,200	$32,443	$1,448,569	$1,515,212

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$22,964	$1,016,856	$1,039,820
Subordinated Debt	—	—	133,243	133,243
Equity Investments	—	—	27,313	27,313
Cash Equivalents	17,572	—	—	17,572
Total	$17,572	$22,964	$1,177,412	$1,217,948

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2023	$1,152,917	$155,148	$24,894	$1,332,959
Purchase of investments	126,344	19,437	5,064	150,845
Proceeds from principal repayments and sales of investments	(17,172)	(252)	—	(17,424)
Payment-in-kind interest	—	951	—	951
Amortization of premium/accretion of discount, net	373	82	—	455
Net realized gain (loss) on investments	(13,153)	1	—	(13,152)
Net change in unrealized appreciation (depreciation) on investments	14,327	(549)	(1,943)	11,835
Transfers out of Level 3 (1)	(9,540)	(8,360)	—	(17,900)
Balance as of September 30, 2023	$1,254,096	$166,458	$28,015	$1,448,569

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$2,153	$(548)	$(1,943)	$(338)

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments	290,203	54,688	7,880	352,771
Proceeds from principal repayments and sales of investments	(41,652)	(12,300)	(8,667)	(62,619)
Payment-in-kind interest	—	1,823	—	1,823
Amortization of premium/accretion of discount, net	1,642	314	—	1,956
Net realized gain (loss) on investments	(12,762)	197	6,111	(6,454)
Net change in unrealized appreciation (depreciation) on investments	5,503	(3,060)	(4,622)	(2,179)
Transfers out of Level 3 (1)	(14,042)	(8,447)	—	(22,489)
Transfers to Level 3 (1)	8,348	—	—	8,348
Balance as of September 30, 2023	$1,254,096	$166,458	$28,015	$1,448,569

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$(1,035)	$(3,036)	$1,426	$(2,645)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at September 30, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,130,191	Yield Method	Market Yield Discount Rates	8.35%	17.69%	11.38%
First Lien Term Loans	7,637	Market Approach	EBITDA Multiple	6.50x	6.50x	6.50x
First Lien Term Loans	116,268	Recent Transaction	Transaction Price	97.08	100.08	98.75
Subordinated Debt	155,282	Yield Method	Market Yield Discount Rates	11.71%	20.49%	14.69%
Subordinated Debt	713	Market Approach	EBITDA Multiple	8.00x	8.00x	8.00x
Subordinated Debt	10,463	Recent Transaction	Transaction Price	97.27	97.53	97.34
Equity	155	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	22,860	Market Approach	EBITDA Multiple	7.00x	19.50x	10.45x
Total	$1,443,569
Equity investments in the amount of $5,000 at September 30, 2023 have been excluded from the table above as the investments are valued using a recent transaction.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Wells Fargo Financing Facility (1)	$185,700	$185,700	$111,300	$111,300
SMBC Financing Facility (1)	286,347	286,347	252,147	252,147
Revolving Credit Facility	52,500	52,500	—	—
Class A-1 Notes (1) (2)	199,000	195,776	199,000	193,627
Class A-1F Notes (1) (2)	34,250	32,538	34,250	31,705
Class A-L Notes (1) (2)	30,000	29,514	30,000	29,190
Class B Notes (1) (2)	47,250	45,530	47,250	44,888
Class C Notes (1) (2)	31,500	30,023	31,500	29,295
Total	$866,547	$857,928	$705,447	$692,152
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
Each Advisory Agreement remained in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Most recently, on October 27, 2023, the Board, including all of the Independent Directors, approved the renewal of each Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2024. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable Adviser and may be terminated by either the Company or the applicable Adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. The Adviser will retain a portion of the management fee and incentive fee payable under the Investment Advisory Agreement. The remaining amounts will be paid by the Adviser to the Sub-Adviser as compensation for services provided pursuant to the Sub-Advisory Agreement.
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
For the three and nine months ended September 30, 2023, base management fees were $2,722 and $7,503, respectively. For the three and nine months ended September 30, 2022, base management fees were $2,000 and $5,252, respectively. As of September 30, 2023 and December 31, 2022, $2,722 and $2,211, respectively, of such base management fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. As of September 30, 2023 and December 31, 2022, the Company was not entitled to any incentive fees under the Investment Advisory Agreement.

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
For the three and nine months ended September 30, 2023, the Company incurred $370 and $1,029, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $210 and $615, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2023 and December 31, 2022, fees of $563 and $808, respectively, were unpaid and included in accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table presents a cumulative summary of the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	—	June 30, 2023
September 30, 2020	466	(466)	—	—	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
June 30, 2023	136	—	—	136	June 30, 2026
Total	$2,979	$(469)	$(1,878)	$632
For the three and nine months ended September 30, 2023, the Company received $0 and $158, respectively, in expense support from the Adviser relating to offering costs and other general and administrative expenses. For the three and nine months ended September 30, 2022, the Company received $55 and $149, respectively, in expense support from the Adviser relating to legal fees and offering costs.
For the three and nine months ended September 30, 2023, the Company reimbursed the Adviser $233 and $469, respectively, for previously supported expenses. There were $236 reimbursement payments to the Adviser during the three and nine months ended September 30, 2023.
As of September 30, 2023, $233 of expense reimbursements to the Adviser were unpaid and are included in Due to adviser expense support in the accompanying consolidated statements of assets and liabilities. There were no unpaid expense reimbursements to the Adviser as of December 31, 2022.
The cumulative amount of expense payments by the Adviser as of September 30, 2023 and December 31, 2022, are $2,979 and $2,843, respectively.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2023, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Sub-Adviser and Administrator for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2023 and December 31, 2022, the Company owed the Sub-Adviser and the Administrator $1,166 and $1,264 for reimbursements including the Company's allocable portion of overhead, which are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

5. SECURED DEBT
The Company, CLO-I, SPV II, and SPV III are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2023 and December 31, 2022, asset coverage was 173.74% and 174.41%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, SPV II, and SPV III were in compliance with all covenants and other requirements of their respective agreements.
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
As of September 30, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20%, per annum.
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
Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility had a maximum commitment of $50,000, subject to availability under the "Borrowing Base." The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing base and meet certain additional criteria. The Subscription Facility Agreement expired on September 8, 2023, and the Company fully paid down the outstanding balance including the accrued interest expense.
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
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of September 30, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15% and one-month SOFR plus 2.15%, respectively, per annum.
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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% on average daily undrawn amounts. As of September 30, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.

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

Summary of Secured Debt

The Company's debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO -I	Revolving Credit Facility	Total
Total Commitment	$275,000	$300,000	$342,000	$185,000	$1,102,000
Amount Outstanding (1)	185,700	286,347	342,000	52,500	866,547
Unused Portion (2)	89,300	13,653	—	132,500	235,453
Amount Available (3)	88,919	12,239	—	113,498	214,656
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2023	2022
Interest expense	$15,166	$6,660
Unused fees	342	292
Amortization of deferred financing costs	540	349
Total interest and debt financing expenses	$16,048	$7,301
Average interest rate (1)	7.51%	4.49%
Average daily borrowings	$819,047	$613,971
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

	Nine Months Ended September 30,
	2023	2022
Interest expense	$40,816	$13,040
Unused fees	849	548
Amortization of deferred financing costs	1,424	971
Total interest and debt financing expenses	$43,089	$14,559
Average interest rate (1)	7.17%	3.52%
Average daily borrowings	$777,454	$516,829
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2023 and December 31, 2022:

	Payments Due by Period
As of September 30, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$185,700	$—	$—	$185,700	$—
SMBC Financing Facility	286,347	—	286,347	—	—
Revolving Credit Facility	52,500	—	—	—	52,500
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$866,547	$—	$286,347	$185,700	$394,500

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

6. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2023 and December 31, 2022 for any such exposure.
As of September 30, 2023 and December 31, 2022, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	September 30, 2023	December 31, 2022
Acclaim Midco, LLC	$3,226	$—
ADPD Holdings, LLC	3,291	3,686
Affinity Hospice	1,981	1,981
Anne Arundel	366	366
Apex Companies Holdings, LLC	1,115	—
ASTP Holdings Co-Investment LP	34	—
Athlete Buyer LLC	8,672	—
BCM One	—	70
Blackbird Purchaser, Inc.	—	2,709
Bounteous	4,467	4,467
BusinesSolver	1,939	1,939
Cadmus	—	511
Calienger Holdings, L.L.C	588	588
Chroma Color Corporation	1,379	—
Classic Collision	25,233	717
CMG HoldCo, LLC	2,726	2,726
Coding Solutions Acquisitions	—	1,967
Collision Right	—	506
COP Exterminators Acquisition, Inc.	652	—
Covercraft	4,386	4,386
CrossCountry Consulting	3,320	3,320
D&H United Fueling Solutions	1,567	—
DMC HoldCo, LLC	1,671	—
E78	2,570	2,955
Elevation Labs	3,125	3,125
Eliassen Group LLC	1,903	2,361
Evergreen Services Group	—	793
Fairway Lawns	419	6,171
Forefront Dermatology	—	112
Genesee Scientific	456	2,027
GHR Healthcare	—	1,422
Health Management Associates Superholdings	1,026	—
Heartland Veterinary Partners LLC	4,199	9,500
Helios Aggregator Holdings I LP	3,636	—
Impact Parent Corporation	7,203	—
Infobase Acquisition, Inc.	721	721
INS Intermediate II, LLC	1,979	—
ISG Enterprises, LLC	2,036	3,409
ITSavvy LLC	158	2,107
JEGS Automotive	930	930
Kenco PPC Buyer LLC	1,416	1,416
Keng Acquisition, Inc.	8,113	—
KRIV Acquisition, Inc	1,607	—
Legacy Service Partners, LLC	1,198	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Liberty Buyer	449	449
LMI Renasissance	15	—
MDC Intermediate Holdings II, LLC	720	—
MEI Buyer LLC	1,814	—
NJEye LLC	489	489
Orion Group FM Holdings, LLC	6,429	—
Ovation Holdings, Inc	1,269	—
Palmetto Acquisitionco, Inc.	4,842	—
Patriot Growth Insurance Service	2,509	6,682
Perennial Services, Group, LLC	5,244	—
PromptCare	888	2,220
QHR Holdco, Inc.	—	—
R1 Holdings LLC	1,397	1,397
Randys Holdings, Inc.	3,750	3,750
Repipe Specialists	691	900
Rhino Intermediate Holding Company, LLC	974	—
Risk Strategies	—	10,603
Royal Holdco Corporation	7,835	—
S&S Truck Parts	246	246
Scaled Agile	1,531	1,923
Sciens Building Solutions, LLC	2,353	3,303
SCP Eye Care Services, LLC	1,288	2,451
SEKO Global Logistics	—	3,524
Smile Brands	—	1,959
Spectrio II	—	3,380
Technical Safety Services	3,802	2,044
The Facilities Group	457	882
Tinuiti Inc.	—	4,028
TPC Wire & Cable	—	157
TRANSIT BUYER LLC	3,125	—
Trilon	12,679	1,816
Vital Records Control	10	122
Watermill Express, LLC	—	121
Wellspring Pharmaceutical	3,756	1,579
Wittichen Supply	—	3,846
World Insurance Associates	—	2,532
WSB Engineering Holdings Inc.	4,357	—
Total unfunded commitments	$182,227	$127,391
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of September 30, 2023, the Company had cash and cash equivalents of $35,971, available borrowings under its credit facilities of $214,656 and undrawn capital commitments from its shareholders of $242,382.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
In connection with its Private Offering, the Company has entered into subscription agreements with investors, pursuant to which investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of September 30, 2023, the Company had received capital commitments totaling $906,408 ($242,382 remaining undrawn), of which $100,000 ($26,741 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of September 30, 2023, TIAA owned 3,671,631 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received from inception through September 30, 2023:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table summarizes the Company's dividends declared from inception through September 30, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special dividend attributable to net realized gains on investments and a supplemental dividend attributable to accrued net investment income.
(2)    Represents a supplemental dividend attributable to accrued net investment income.

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through September 30, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$18.32	$19.39
Net investment income (1)	1.83	1.39
Net realized gain (loss) (1)	(0.21)	(0.02)
Net change in unrealized appreciation (depreciation) (1)	(0.12)	(0.92)
Net increase (decrease) in net assets resulting from operations (1)	1.50	0.45
Shareholder distributions from net investment income (2)	(1.65)	(1.31)
Stockholder distributions from realized gains (2)	(0.21)	—
Other (3)	—	0.01
Net asset value at end of period	$17.96	$18.54

Net assets at end of period	$638,959	$470,776
Shares outstanding at end of period (1)	35,585,951	25,389,260
Total return (4)	8.45%	2.31%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	13.25%	7.03%
Ratio of net investment income to average net assets (5)	13.70%	9.98%
Portfolio turnover rate (7)	4.98%	3.85%
Total committed capital, end of period	$906,408	$905,178
Ratio of total contributed capital to total committed capital, end of period	73.26%	53.63%
Asset Coverage Ratio	173.74%	170.87%
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
(5)Ratios are annualized except for expenses included in the Expense Support Agreement (defined in Note 4). The ratio of total expenses to average net assets was 13.28% and 7.06% for the nine months ended September 30, 2023 and 2022, respectively, on an annualized basis, excluding the effect of expense support which represented (0.03)% and (0.03)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2023 and 2022, was 10.29% and 4.65%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
9. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2023, except as discussed below.
On October 19, 2023, SPV IV entered into a borrower joinder agreement to become party to the SMBC Financing Facility Agreement.
On October 20, 2023, the Company delivered a drawdown notice to its shareholders for an aggregate offering price of $100,000. The capital call is due on November 3, 2023.

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
Our investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We primarily focus on investing in U.S. middle market companies, with $10 million to $100 million in EBITDA, which we consider the core middle market. Our portfolio is comprised primarily of first-lien senior secured debt and unitranche loans. Although it is not our primary strategy, we also opportunistically invest in junior capital opportunities, including second-lien loans, subordinated debt, and equity co-investments and similar equity-related securities.
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) to Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Churchill NCDLC CLO-I, LLC (“CLO-I”), Nuveen Churchill BDC SPV II, LLC (“SPV II”), Nuveen Churchill BDC SPV III, LLC (“SPV III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements. In May 2022, CLO-I completed a term debt securitization. SPV II, SPV III and SPV IV primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with our initial closing in March 2020, we have conducted private offerings of our shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2023, as a result of these private offerings, we had received aggregate capital commitments totaling $906.4 million ($242.4 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) were from TIAA.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,391,333	$989,885
Purchase of investments	150,866	137,101
Proceeds from principal repayments and sales of investments	(20,490)	(5,739)
Payment-in-kind interest	951	74
Amortization of premium/accretion of discount, net	461	344
Net realized gain (loss) on investments	(13,107)	(501)
Total investments, end of period	$1,510,014	$1,121,164

Portfolio companies at beginning of period	161	121
Number of new portfolio companies funded	14	14
Number of portfolio companies sold or repaid	(1)	—
Portfolio companies at end of period	174	135
Count of investments	363	267
Count of industries	24	23

	Nine Months Ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$1,225,573	$770,298
Purchase of investments	352,883	385,140
Proceeds from principal repayments and sales of investments	(65,851)	(35,483)
Payment-in-kind interest	1,823	385
Amortization of premium/accretion of discount, net	1,994	1,233
Net realized gain (loss) on investments	(6,408)	(409)
Total investments, end of period	$1,510,014	$1,121,164

Portfolio companies at beginning of period	145	96
Number of new portfolio companies funded	34	40
Number of portfolio companies sold or repaid	(5)	(1)
Portfolio companies at end of period	174	135
Count of investments	363	267
Count of industries	24	23

As of September 30, 2023, our portfolio companies had a weighted average reported EBITDA of $74.2 million. These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the Valuation Designee of the Company's board of directors (the “Board”), and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

As of September 30, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,305,396	$1,277,944	86.29%	$1,071,012	$1,039,820	86.62%
Subordinated Debt	$181,086	$175,053	11.82%	136,353	133,243	11.10%
Equity Investments	$23,532	$28,015	1.89%	18,208	27,313	2.28%
Total	$1,510,014	$1,481,012	100.00%	$1,225,573	$1,200,376	100.00%
Largest portfolio company investment	$26,977	$26,480	1.79%	$18,189	$23,162	1.93%
Average portfolio company investment	$8,678	$8,512	0.57%	$8,452	$8,278	0.69%
The industry composition of our portfolio as a percentage of fair value as of September 30, 2023 and December 31, 2022 was as follows:

Industry	September 30, 2023	December 31, 2022
Aerospace & Defense	2.47%	2.76%
Automotive	5.04%	6.14%
Banking, Finance, Insurance, Real Estate	4.87%	4.44%
Beverage, Food & Tobacco	6.98%	6.40%
Capital Equipment	5.16%	4.14%
Chemicals, Plastics, & Rubber	2.60%	2.88%
Construction & Building	3.63%	2.65%
Consumer Goods: Durable	1.72%	1.91%
Consumer Goods: Non-durable	3.67%	4.01%
Containers, Packaging & Glass	3.32%	3.80%
Environmental Industries	2.37%	1.65%
Healthcare & Pharmaceuticals	10.94%	9.21%
High Tech Industries	8.55%	9.14%
Media: Advertising, Printing & Publishing	1.26%	1.25%
Media: Diversified & Production	1.07%	1.35%
Retail	0.39%	0.47%
Services: Business	20.58%	21.92%
Services: Consumer	5.83%	4.47%
Sovereign & Public Finance	0.71%	0.85%
Telecommunications	3.42%	4.09%
Transportation: Cargo	3.18%	3.62%
Transportation: Consumer	0.15%	—%
Utilities: Electric	1.03%	0.39%
Wholesale	1.06%	2.46%
Total	100.00%	100.00%
The weighted average yields of our investments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost	11.60%	10.61%
Weighted average yield on debt and income producing investments, at fair value	11.85%	10.87%
Percentage of debt investments bearing a floating rate	94.22%	95.42%
Percentage of debt investments bearing a fixed rate	5.78%	4.58%

As of September 30, 2023, 92.43% and 92.49% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans. As of December 31, 2022, 95.13% and 95.09% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.61% to 11.60% from December 31, 2022 to September 30, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Credit markets continued to be under pressure during the nine months ended September 30, 2023 amid a risk-off environment and sustained macro-economic uncertainty due to rising Treasury yields, record-high inflation, tighter financial conditions, financial market instability (including volatility in the banking system, particularly with small and regional banks), elements of geopolitical instability (including the ongoing war in Ukraine, the ongoing war in the Middle East, and U.S. and China relations) and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control. There have been headwinds in the financing and merger and acquisition markets resulting from the foregoing factors. In the event that the U.S. economy enters into a protracted recession, it is possible that the performance of certain U.S. middle market companies could deteriorate. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

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

The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	64,424	4.35%	7	42,921	3.58%	4
4	1,228,370	82.94%	139	1,028,738	85.70%	124
5	135,410	9.14%	19	71,433	5.95%	11
6	30,351	2.05%	5	48,386	4.03%	5
7	14,268	0.96%	2	—	—%	—
8	6,445	0.44%	1	—	—%	—
9	—	—%	—	8,898	0.74%	1
10	1,744	0.12%	1	—	—%	—
Total	$1,481,012	100.00%	174	$1,200,376	100.00%	145
As of September 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.17 and 4.14, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the loans on non-accrual status was $1.7 million and $8.9 million, respectively, which represents approximately 0.12% and 0.74%, respectively, of total investments at fair value. As of September 30, 2023 and December 31, 2022, the amortized cost of the loans on non-accrual status was $3.4 million and $14.7 million, respectively, which represents approximately 0.23% and 1.20%, respectively, of total investments at amortized cost.

Results of Operations
Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Investment Income
Interest income	$40,370	$21,438
Payment-in-kind interest income	951	216
Dividend income	16	130
Other income	409	816
Total investment income	41,746	22,600
Expenses
Interest and debt financing expenses	16,048	7,301
Management fees	2,722	2,000
Professional fees	730	296
Directors' fees	96	96
Administration fees	370	210
Other general and administrative expenses	98	332
Total expenses before expense support	20,064	10,235
Expense support	—	(55)
Net expenses after expense support	20,064	10,180
Net investment income	$21,682	$12,420
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(13,107)	$(501)
Net change in unrealized gains (losses)	11,574	(5,924)
Total net realized and change in unrealized gains (losses)	(1,533)	(6,425)
Net increase (decrease) in net assets resulting from operations	$20,149	$5,995

	Nine Months Ended September 30,
	2023	2022
Investment Income
Interest income	$110,049	$51,105
Payment-in-kind interest income	1,823	544
Dividend income	56	130
Other income	879	1,421
Total investment income	112,807	53,200
Expenses
Interest and debt financing expenses	43,089	14,559
Management fees	7,503	5,252
Professional fees	2,284	741
Directors' fees	287	287
Administration fees	1,029	615
Other general and administrative expenses	1,388	645
Total expenses before expense support	55,580	22,099
Expense support	(158)	(149)
Net expenses after expense support	55,422	21,950
Net investment income	$57,385	$31,250
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(6,408)	$(409)
Net change in unrealized gains (losses)	(3,805)	(20,815)
Total net realized and change in unrealized gains (losses)	(10,213)	(21,224)
Net increase (decrease) in net assets resulting from operations	$47,172	$10,026
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $41.7 million and $112.8 million for the three and nine months ended September 30, 2023, respectively, from $22.6 million and $53.2 million for the comparable periods in the prior year, primarily due to increased investment activity driven by an increase in our deployed capital and an increase in interest income from higher weighted average interest rates. As of September 30, 2023, the size of our portfolio increased to $1.5 billion from $1.1 billion as of September 30, 2022, at cost. As of September 30, 2023, the weighted average yield of our debt and income producing investments increased to 11.60% from 9.55% as of September 30, 2022 on cost, primarily due to increases in base interest rates. The shifting environment in base interest rates, such as SOFR and alternate rates, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $20.1 million and $55.6 million for the three and nine months ended September 30, 2023, respectively, from $10.2 million and $22.1 million for the three and nine ended September 30, 2022.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily due to higher average daily borrowings, higher average interest rates, and the 2022 Debt Securitization (as defined below), which was completed on May 20, 2022. The average daily borrowings for the three and nine months ended September 30, 2023 was $819.0 million and $777.5 million compared to $614.0 million and $516.8 million for the three and nine months ended September 30, 2022. The average interest rate for the three and nine months ended September 30, 2023 was 7.51% and 7.17% compared to 4.49% and 3.52% for the three and nine months ended September 30, 2022.
The increase in management fees for the three and nine months ended September 30, 2023 from the comparable period in 2022 were driven by our increased deployment of capital and our increasing invested balance.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees, administration fees and other general and administrative fees for the three and nine months ended September 30, 2023 from the comparable period in 2022 was driven by growing needs of the business given the increase in the Company's size.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses are subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended September 30, 2023, we had a net realized loss on investments of $(13.1) million compared to a net realized loss of $(501) thousand for the three months ended September 30, 2022. The increase in the net realized loss is primarily driven by a final realization related to an underperforming debt position during the three months ended September 30, 2023. For the nine months ended September 30, 2023 we had a net realized loss on investments of $(6.4) million compared to a net realized loss of $(409) thousand for the nine months ended September 30, 2022. The increase in the net realized loss is primarily driven by a final realization of an underperforming debt position at a loss in the third quarter of 2023 partially offset by the sale of two equity investments in our portfolio during the first quarter of 2023, which generated realized gains.
We recorded a net change in unrealized gain of $11.6 million for the three months ended September 30, 2023, compared to a net unrealized loss of $(5.9) million for three months ended September 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The unrealized gain for the three months ended September 30, 2023, resulted primarily from a reversal of an unrealized loss on an underperforming debt position and the tightening of market spreads combined with an improvement in our portfolio companies' credit metrics.
We recorded a net change in unrealized loss of $(3.8) million for the nine months ended September 30, 2023, compared to a net unrealized loss of $(20.8) million for the nine months ended September 30, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The decrease in unrealized losses for the nine months ended September 30, 2023 compared to the comparable period in 2022 resulted primarily from a reversal of an unrealized loss on an underperforming debt position and the tightening of market spreads combined with an improvement in our portfolio companies' credit metrics.
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 173.74% and 174.41%, respectively.
Cash and restricted cash as of September 30, 2023, taken together with our uncalled capital commitments of $242.4 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of September 30, 2023, we had $88.9 million available under our Wells Fargo Financing Facility (as defined below), $12.2 million available under our SMBC Financing Facility (as defined below), and $113.5 million available under our SMBC Corporate Revolver (as defined below).

For the nine months ended September 30, 2023, our cash and cash equivalents balance decreased by $(3.3) million. During that period, $234.8 million was used in operating activities, primarily relating to investment purchases of $352.9 million, offset by $65.9 million in repayments and sales of investments in portfolio companies. During the same period, $231.5 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $119.0 million and $340.6 million, respectively, net of shareholder distributions and repayments of secured borrowings of $46.5 million and $179.5 million, respectively.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock. On December 19, 2019, we issued our initial 50 shares to TIAA in connection with our formation. Churchill Middle Market CLO V Ltd., an entity that merged with and into SPV I immediately before our BDC election (the "Predecessor Entity") with SPV I as the surviving entity (the "Merger"), authorized the issuance of up to 497,500,000 redeemable Preference Shares (“Preference Shares”), par value of U.S. $0.0001 per share. The Predecessor Entity issued its Preference Shares to TIAA as the sole preference shareholder. On December 31, 2019, as a result of the Merger, the Preference Shares issued by the Predecessor Entity were converted and exchanged for 3,310,540 shares of our common stock. As of September 30, 2023, TIAA owned 3,671,631 shares of our common stock, or 10.32% of our shares outstanding.
On March 13, 2020, we held our initial closing in connection with the initial fundraising period and entered into subscription agreements with investors providing for the private placement of our shares. We held several closings subsequent to the initial closing until March 13, 2022. On March 8, 2022, our Board determined to conduct a follow-on offering of our shares of common stock following the end of the initial fundraising period, which ended on March 13, 2022 (the “Initial Follow-on Offering”). The final closing of the Initial Follow-on Offering was held on June 15, 2022. Subsequently, on March 7, 2023, our Board determined to conduct an additional follow-on private offering of our shares of common stock (the "Follow-on Offering"). The final closing of the Follow-on Offering was April 28, 2023. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we deliver a drawdown notice. As of September 30, 2023, we had received capital commitments totaling $906.4 million ($242.4 million remaining undrawn), of which $100.0 million ($26.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company.

The following table summarizes total shares issued and proceeds received related to capital activity from inception to September 30, 2023 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

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
The following table summarizes the dividends declared from inception through September 30, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1) Represents a special dividend attributable to net realized gains on investments and a supplemental dividend attributable to accrued net investment income.
(2) Represents a supplemental dividend attributable to accrued net investment income.

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through September 30, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

Income Taxes
We have elected and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
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
As of September 30, 2023 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20% per annum.
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
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility had a maximum commitment of $50 million, subject to availability under the "Borrowing Base." The Borrowing Base is calculated based on the unfunded capital commitments of certain investors that have subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also have been approved by SMBC for inclusion in the Borrowing base and meet certain additional criteria. The Subscription Facility Agreement expired on September 8, 2023, and we fully paid down the outstanding balance including the accrued interest expense.
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
Under the SMBC Financing Facility, which matures on November 24, 2025, the lender has agreed to extend credit to SPV II in an aggregate principal amount up to the Maximum Facility Amount. The Company's ability to draw under the SMBC Financing Facility is scheduled to terminate on November 24, 2023. As of September 30, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.15%, respectively, per annum.
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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of September 30, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.

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

Contractual Obligations

The following tables show the contractual maturities of our debt obligations as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$185,700	$—	$—	$185,700	$—
SMBC Financing Facility	286,347	—	286,347	—	—
Revolving Credit Facility	52,500	—	—	—	52,500
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$866,547	$—	$286,347	$185,700	$394,500

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

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

The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	0	June 30, 2023
September 30, 2020	466	(466)	—	0	September 30, 2023
December 31, 2020	56	—	—	56	December 31, 2023
March 31, 2021	97	—	—	97	March 31, 2024
June 30, 2021	62	—	—	62	June 30, 2024
September 30, 2021	47	—	—	47	September 30, 2024
December 31, 2021	42	—	—	42	December 31, 2024
March 31, 2022	71	—	—	71	March 31, 2025
June 30, 2022	54	—	—	54	June 30, 2025
September 30, 2022	67	—	—	67	September 30, 2025
December 31, 2022	—	—	—	—	December 31, 2025
March 31, 2023	—	—	—	—	March 31, 2026
June 30, 2023	136	—	—	136	June 30, 2026
Total	$2,979	$(469)	$(1,878)	$632
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2023 and December 31, 2022. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.

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

Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.

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

When an external event such as a purchase transaction, public offering or subsequent sale or paydown occurs, we use the pricing indicated by the external event to corroborate our valuation.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments
On October 19, 2023, SPV IV entered into a borrower joinder agreement to become party to the SMBC Financing Facility Agreement.
On October 20, 2023, we delivered a drawdown notice to our shareholders for an aggregate offering price of $100 million. The capital call is due on November 3, 2023.

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
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range and has indicated that it may consider an additional rate hike. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of September 30, 2023, on a fair value basis, approximately 5.78% of our debt investments bear interest at a fixed rate and approximately 94.22% of our debt investments bear interest at a floating rate. As of September 30, 2023, 98.04% of our floating rate debt investments are subject to interest rate floors. Additionally, our Financing Facilities and Subscription Facility are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of the Financing Facilities and Subscription Facility, using the outstanding balance as of September 30, 2023. Interest expense on the Financing Facilities and Subscription Facility is calculated using the interest rate as of September 30, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(31,646)	$(18,266)	$(13,380)
-200 Basis Points	$(21,099)	$(12,177)	$(8,922)
-100 Basis Points	$(10,549)	$(6,089)	$(4,460)
+100 Basis Points	$10,549	$6,089	$4,460
+200 Basis Points	$21,099	$12,177	$8,922
+300 Basis Points	$31,648	$18,266	$13,382

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of September 30, 2023 was effective.
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

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on September 30, 2023. In addition, the United Kingdom's Financial Conduct Authority (“FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

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

10.1
Amended and Restated Loan and Servicing Agreement, dated as of October 13, 2023, by and among each of the borrowers from time to time party hereto, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, collateral agent, and as the lender, U.S. Bank Trust Company, National Association, as the collateral manager, and U.S. Bank National Association as the collateral custodian and as the account bank*

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
Date: October 30, 2023