Form 10-K
period 2023-12-31
Nuveen Churchill Direct Lending Corp.
filed 2024-02-27
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
430 Park Avenue, 14th Floor, New York, NY 10022
(Registrant's former address)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NCDL	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 has not been provided because trading of the registrant's common stock on the New York Stock Exchange did not commence until January 25, 2024.

As of February 27, 2024, the registrant had 54,815,740 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the term “the Adviser” refers to Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC), which serves as our investment adviser, pursuant to the Amended and Restated Investment Advisory Agreement, dated January 29, 2024 (the “Advisory Agreement”);
•the term “Churchill” or “Sub-Adviser” refers to Churchill Asset Management LLC, which serves as our investment sub-adviser as delegated by the Adviser pursuant to the Sub-Advisory Agreement between the Adviser and Churchill (initially dated December 31, 2019 and amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022, the “CAM Sub-Advisory Agreement”);
•the term “Nuveen Asset Management” refers to Nuveen Asset Management, LLC, which, acting through its leveraged finance division, may manage certain of our liquid investments pursuant to a sub-investment advisory agreement, dated January 29, 2024, by and among the Adviser, Churchill and Nuveen Asset Management (the “NAM Sub-Advisory Agreement” and, together with the Advisory Agreement and the CAM Sub-Advisory Agreement, the “Advisory Agreements”);
•the term “Advisers” collectively refers to the Adviser. Churchill and Nuveen Asset Management;
•the term “Administrator” refers to Nuveen Churchill Administration LLC, which serves as our administrator, pursuant to the Administration Agreement, dated December 31, 2019 (the “Administration Agreement”); and
•the term “committed capital” refers to the capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below), (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years, and (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.

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

ITEM 1. BUSINESS
General
We are a specialty finance company focused primarily on investing in senior secured loans to private equity-owned U.S. middle market companies. We are externally managed by our Adviser, Churchill DLC Advisor LLC, and through our Sub-Advisers, Churchill Asset Management LLC and Nuveen Asset Management. Our Adviser and our Sub-Advisers are affiliates and subsidiaries of Nuveen, the investment management division of TIAA and one of the largest asset managers globally. We invest in directly originated senior secured loans that typically pay floating interest rates and are senior in the capital structure to junior debt and equity, as we believe these loans offer us more attractive risk-adjusted returns and stronger protections than investments in the traditional public debt capital markets. We seek to partner with high quality, private equity-owned middle market companies that have strong management teams executing on long-term growth strategies. Additionally, the private equity sponsors that own the businesses we lend to typically have the ability and strong incentive to support their portfolio companies by providing additional capital and managerial and operational assistance. We believe this support could potentially enhance the performance of our portfolio companies and provide additional protections for our investments.
We were formed as a Delaware limited liability company in March 2018 and we converted into a Maryland corporation in June 2019. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 29, 2024, we closed our initial public offering (“IPO”), issuing 5.5 million shares of common stock at a public offering price of $18.05. We received cash proceeds of approximately $99.3 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.
Our investment objective is to generate attractive risk-adjusted returns through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which we define as companies with $10 million to $250 million of EBITDA. We primarily focus on investments in U.S. middle market companies with $10 million to $100 million of EBITDA, which we consider the core middle market. Our portfolio is comprised primarily of first-lien senior secured debt and unitranche loans. Although it is not our primary strategy, we also opportunistically invest in junior capital opportunities, including second-lien loans, subordinated debt, equity co-investments and similar equity-related securities.
Each of the Adviser, Churchill and Nuveen Asset Management are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are controlled by Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of Teachers Insurance and Annuity Association of America (“TIAA”), a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund.
The Adviser — Churchill DLC Advisors LLC
Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC), a Delaware limited liability company, serves as our investment adviser pursuant to the Advisory Agreement. The Adviser is responsible for the overall management of our activities pursuant to the Advisory Agreement.
The Adviser has delegated substantially all of its daily portfolio-management obligations as set forth in the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement, which was approved by our board of directors (the “Board”), including a majority of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of us, the Advisers, or of any of their respective affiliates (the “independent directors”). The Adviser has general oversight over the investment process on our behalf and manages our capital structure, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for our performance under the terms of the Advisory Agreement.

The Sub-Adviser — Churchill Asset Management LLC
Churchill serves as our Sub-Adviser pursuant to the CAM Sub-Advisory Agreement. Churchill provides investment advisory and management services to us. Under the terms of the CAM Sub-Advisory Agreement, Churchill: (i) identifies, evaluates and negotiates the structure of investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors investments; and (iii) determines the securities and other assets to be purchased, retained or sold. The Adviser and Churchill have entered into the CAM Sub-Advisory Agreement, which has been approved by our Board, and the terms of which provide Churchill with broad delegated authority to oversee our portfolio.
In addition to serving as our Sub-Adviser, Churchill manages other middle market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, CLOs and separate accounts, Nuveen Churchill Private Capital Income Fund, a BDC, and NC SLF Inc., a closed-end investment company registered under the 1940 Act.

Churchill manages (directly or as a sub-adviser) approximately $50 billion of committed capital across its integrated capital solutions platform as of January 1, 2024. Churchill manages a range of vehicles, including BDCs, a registered closed-end investment company, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its approximately $50 billion of committed capital across the platform, Churchill manages approximately $13 billion in limited partner capital commitments to approximately 300 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $30 billion of committed capital dedicated to middle market private credit as of January 1, 2024, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.

The Investment Committee
All investment decisions for the Company require the unanimous approval of the members of an investment committee dedicated to management of the Company’s portfolio (the “Investment Committee”) comprised of Churchill Founders, Kenneth Kencel and Randy Schwimmer, together with Mathew Linett and the head of its Private Equity and Junior Capital Solutions team, Jason Strife. The Investment Committee is responsible for reviewing and approving all investment opportunities for the Company, which are sourced by Churchill’s separate and distinct investment committees dedicated to senior loan investments and junior capital opportunities, respectively.
Advisory Agreement
Pursuant to the Advisory Agreement, we pay a base management fee and incentive fees to the Adviser, as described below. On October 27, 2023, our Board unanimously approved the Advisory Agreement and our shareholders approved the Advisory Agreement on December 15, 2023. The Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO. The Advisory Agreement amends the the prior investment advisory agreement, dated December 31, 2019, as follows:
•reduces the base management fee payable by the Company to the Adviser following the IPO from an annual rate of 1.25% of Average Total Assets (as defined below) to an annual rate of 0.75% of Average Total Assets for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ending March 31, 2024 through the calendar quarter ending March 31, 2025), and thereafter, the base management fee will step up to 1.00% of Average Total Assets;
•waives both the incentive fee on income and the incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated;
•the calculation of the incentive fee on income will be subject to a “three-year look back”;
•the incentive fee on income is subject to a cap (the “Incentive Fee Cap”) equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) (such period, the “Trailing Twelve Quarters”) and (y) the aggregate incentive fee on income that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters; and

•the calculation of the incentive fee on capital gain will include cumulative aggregate realized capital gains and cumulative aggregate realized capital losses from the beginning of the calendar quarter in which the IPO was consummated.
Base Management Fee
Under the Advisory Agreement, for the first five quarters beginning with the calendar quarter in which the IPO was consummated, the management fee is calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters, and thereafter, the management fee will step up to 1.00% of Average Total Assets. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Any management fees will be payable quarterly in arrears.
The Adviser retains 32.5% of the management fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.
Incentive Fee
Under the Advisory Agreement, the Adviser is waiving the incentive fee on income and incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated. Following the expiration of the fee waiver, we will pay an incentive fee to the Adviser that will consist of two parts. The incentive fees will be based on our income and our capital gains, each as described below. The portion of the incentive fee based on income will be calculated, subject to the Incentive Fee Cap, and payable quarterly in arrears based on pre-incentive fee net investment income in respect of the Trailing Twelve Quarters commencing from the beginning of the calendar quarter in which the IPO was consummated, as follows:
•no incentive fee in any calendar quarter in which the aggregate pre-incentive fee net investment income (as defined below) in respect of the Trailing Twelve Quarters does not exceed the hurdle rate of 1.50% (6% annually) for such Trailing Twelve Quarters;

•100% of our aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7647% in any calendar quarter following the consummation of the IPO. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.7647% multiplied by our NAV at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters; and

•15% of the aggregate pre-incentive fee net investment income, if any, in respect of the Trailing Twelve Quarters that exceeds 1.7647%.

Under the Advisory Agreement, following the expiration of the fee waiver, the incentive fee on income for a particular quarter will be subject to the Incentive Fee Cap. The Incentive Fee Cap will be equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return over the Trailing Twelve Quarters and (y) the aggregate incentive fee on income that was paid to the Adviser by us in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters.
“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters, beginning with the calendar quarter in which the IPO was consummated, means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no incentive fee on income to the Adviser in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee on income that is payable to the Adviser for such quarter calculated as described above, we will pay an incentive fee on income to the Adviser equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee on income that is payable to the Adviser for such quarter calculated as described above, we will pay an incentive fee on income to the Adviser equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.
“Net Capital Loss” in respect of a particular period, beginning with the calendar quarter in which the IPO was consummated, means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the relevant calendar quarters, minus operating expenses for the relevant calendar quarters (including the management fee, any expenses payable under the Administration Agreement, interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never receive.
Pre-incentive fee net investment income will not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized.
To determine whether the pre-incentive fee net investment income exceeds the hurdle rate, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “hurdle amount” equal to the product of (i) the “hurdle rate” of 1.50% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. Because of the structure of the incentive fee on income, it is possible that we may pay an incentive fee in a calendar quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses, subject to the Incentive Fee Cap. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for that calendar quarter, subject to the Incentive Fee Cap. In addition, if market interest rates rise, we may be able to invest in debt instruments that provide for a higher return, which would increase pre-incentive fee net investment income and make it easier for the Adviser to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.
These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the applicable calendar quarter.
Under the Advisory Agreement, following the expiration of the fee waiver, the second part of the incentive fee will be a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 15.0% of our realized capital gains as of the end of the fiscal year following the IPO. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
In determining the capital gains incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses beginning with the calendar quarter in which the IPO was consummated, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment beginning with the calendar quarter in which this offering is consummated. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.
The Adviser retains 32.5% of the incentive fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.
The Sub-Adviser — Nuveen Asset Management, LLC
On October 27, 2023, our Board, including all of the independent directors, unanimously approved the NAM Sub-Advisory Agreement and our shareholders approved the NAM Sub-Advisory Agreement on December 15, 2023. The NAM Sub-Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO. Pursuant to the NAM Sub-Advisory Agreement, Nuveen Asset Management may manage certain of our liquid investments. Subject to the pace and amount of investment activity in our middle market investment program, a portion of our portfolio may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments. The percentage of our portfolio allocated to the liquid investment strategy managed by Nuveen Asset Management will be at the discretion of Churchill.

The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage our liquid investment allocation will be payable by Churchill and will not impact the advisory fees payable by our shareholders.
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.2 trillion in assets under management as of December 31, 2023, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
Expense Support Agreement
The Company previously entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser paid certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of the Company. The Expense Support Agreement automatically terminated pursuant to its terms upon the consummation of the IPO. For more information on the Expense Support Agreement see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Competitive Advantages
We believe that our competitive advantages stem from long-standing market presence, significant lending capacity, scale to support attractive investments, strong relationships with private equity firms, differentiated sourcing capabilities, and ability to compete on factors other than pricing. Further, we believe that Churchill has built a reputation of professionalism and collaboration that positions us to be a preferred capital provider to support the needs of private equity sponsors. We believe Churchill has the scale, platform, and unique capabilities to effectively manage our U.S. private credit investment strategy, offering investors the following competitive advantages:
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing approximately $50 billion in committed capital as of January 1, 2024 and deploying over $10 billion in the year ended December 31, 2023 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With over 150 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Dallas, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.
Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.2 trillion assets under management as of December 31, 2023, of which approximately $114 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the third largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 180 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.
1 Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 50, December 2023/January 2024. Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

TIAA is an important part of Churchill’s committed capital base, as Churchill manages TIAA’s general account allocation to U.S. middle market private capital side-by-side with Churchill’s third-party investors. This provides for a unique alignment of interests that we believe causes Churchill to think and act like a long-term investor in the asset class.

Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 400 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of approximately $50 billion of committed capital as of January 1, 2024, approximately $13 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 300 private equity funds primarily focused on the U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 80% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2023. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

Many of Churchill’s senior management and investment team members have held senior positions at other middle market lending firms and continue to maintain strong relationships with numerous active participants in the segment. These long-established relationships help source incremental investment opportunities and contribute to the high levels of deal flow with approximately 1,000 first-lien senior secured debt and unitranche loan investment opportunities reviewed per year. In contrast, peer lenders who focus primarily on lead agency roles often can find themselves in direct competition with one another adversely impacting deal flow and selectivity. Churchill’s dual sourcing model emphasizes long-term partnerships, ensuring that Churchill can focus exclusively on investment credit quality. We believe we are well-positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored middle market companies.

Ability to Deliver Scaled and Flexible Capital Solutions

We believe Churchill’s ability to provide a variety of capital solutions and to invest opportunistically across the capital structure is a key differentiator and highly valued by private equity sponsors. Churchill is able to provide a comprehensive set of customized capital solutions to meet the needs of the borrower. With respect to senior loans, the investment team can opportunistically pivot between traditional first-lien senior secured loans and unitranche loans, as well as offer delayed draw term loans, in order to deliver the most attractive risk-adjusted returns. Further, the investment team’s partnership approach offers a strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $500 million per transaction. This flexibility and the ability to deliver a fully underwritten solution ensures that Churchill has exposure to a wide range of transactions enabling it to be highly selective with respect to investment opportunities. Additionally, with respect to junior capital opportunities, the investment team has the ability to pivot between junior secured or unsecured debt instruments. Having the latitude to pivot across capital solutions differentiates Churchill compared to most other direct lenders in situations when capital requirements change during a transaction and thereby has positioned it as the preferred capital partner for private equity sponsors.

Disciplined and Rigorous Investment Approach with Comprehensive Portfolio Monitoring

Selectivity, broad industry diversification and rigorous underwriting standards are key to Churchill’s investment philosophy. Churchill provides us with a large and diverse pipeline of middle market investment opportunities, enhancing our ability to be highly selective and to maintain stringent underwriting standards and a diversified portfolio across sectors. Churchill employs a multi-step selection process when reviewing each potential investment opportunity that includes analyzing business prospects, thoroughly reviewing historical and pro forma financial information, meeting and discussing the business with the management team and private equity sponsor, understanding sponsor investment strategy and risk considerations, evaluating industry diligence to determine market position and competitive advantages, and assessing the track record of the private equity sponsor and its historical investments in other businesses.

Using a disciplined and cycle-tested investment approach, Churchill’s investment teams seek to limit credit losses through comprehensive due diligence of portfolio company fundamentals, terms and conditions and covenant packages. Following the closing of each investment, the investment professionals who initially underwrite the opportunity typically lead the hands-on portfolio monitoring effort to ensure continuity and the ability to respond efficiently to any portfolio company requests. Churchill implements a regimented credit monitoring system that involves a variety of discussions, analyses and reviews by its investment professionals on a daily, weekly, monthly, and quarterly basis, depending on the assessed monitoring need, which we believe enables Churchill to proactively detect and identify potential challenges at portfolio companies. See “ – Investment Process Overview” below.

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 25 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 800 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett and Shai Vichness, who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

Investment Selection Criteria
We primarily invest in first-lien senior secured debt and unitranche loans. In addition, we have and may continue to invest opportunistically in (i) secured second-lien loans, (ii) subordinated loans (both secured and unsecured) that provide for high fixed interest rates with substantial current interest income, and potentially equity participation or warrants that materially enhance the overall return of the security, and (iii) equity co-investments alongside private equity sponsors in a limited number of transactions where we believe the potential returns are attractive.
We have identified a number of key attributes when evaluating new investment opportunities that are aimed at offering attractive risk / reward characteristics. Our objective is to invest broadly across a diverse set of companies and industries to limit the risk of and the impact that a potential downturn could have on our overall portfolio. We target a diverse investment portfolio with an average investment size of 1-2% per portfolio company. Churchill’s investment teams seek to identify new transactions based on the following key criteria, while also applying in-depth fundamental underwriting and credit research to produce reliable investment decisions designed to minimize potential losses:
Established Companies with Attractive Business Prospects
We seek to invest in core U.S. middle market companies typically generating between $10 million to $100 million of annual EBITDA, which we believe have developed strong and sustainable leading positions within their respective markets. These companies must also exhibit the potential to maintain sufficient cash flows and profitability to service their obligations across various economic environments, while continuing to grow and/or maintain their market position. To this end, we screen for non-cyclical companies with market-leading products and/or services, attractive industry fundamentals, strong pricing power and ability to pass through inflationary cost pressures, low capital expenditures requirements, as well as diversification of customers, products and suppliers. Furthermore, we seek to invest in companies with defensible market niches and barriers to entry and analyzes the strength of potential target companies by comparing them against similar businesses and competitors. We typically avoid reimbursement dependent, cyclical or commodity-driven industries.

Proven Management Teams with Established Track Records

When selecting investments, we focus on companies that possess experienced, high-quality management teams with a demonstrated track record of success. Examples of qualities sought in the portfolio company management teams include, but are not limited to, prior success operating in a leveraged environment and a demonstrated ability to adapt to challenging economic or business conditions. We also review the management team’s tenure and compensation structure to ensure their interests are aligned with the long-term success of the portfolio company, which provides us additional comfort in the portfolio company investment.

Strong Financial Performance

We perform comprehensive quantitative analysis on the historical and projected financial performance of a potential investment in a target company. Ideal target companies have strong and scalable revenues, and stable, predictable cash flows with low technology and market risk. Additionally, we seek companies that can demonstrate more than sufficient ability to service and repay debt obligations, have strong asset values and are resilient through different economic cycles. During the underwriting process, we develop multiple cash flow models reflecting different economic and operating scenarios, including a downside case that incorporates interest rate sensitivities to evaluate the company’s ability to service its debt in a rising rate environment, among other factors. These factors are used to identify and underwrite investments that present a strong potential return relative to the overall risk profile, while guiding to the appropriate capital structure through various economic conditions.

High-Quality Private Equity Sponsors

We focus on participating in transactions sponsored by what it believes to be high-quality private equity firms, as primarily determined by a private equity firm’s record of historical investment performance. Target investment opportunities typically include transactions where a private equity sponsor is willing to contribute significant equity capital as a percentage of enterprise value. We believe that private equity sponsors with significant equity capital at risk generally have the ability and strong incentive to support a borrower through a challenging economic environment with a variety of managerial, operational and financial resources, including potentially providing additional capital to the borrowers. We also evaluate a private equity sponsor’s role in the target company’s corporate governance and management which means the private equity sponsor is more likely to have an active and influential role in the Company’s operations and day-to-day activities. These factors, if identified, provide additional comfort and protection for our investments.

Portfolio Composition
As of December 31, 2023 and 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,450,120	$1,427,492	86.95%	$1,071,012	$1,039,820	86.62%
Subordinated Debt [1]	190,454	183,387	11.17%	136,353	133,243	11.10%
Equity Investments	25,595	30,807	1.88%	18,208	27,313	2.28%
Total	$1,666,169	$1,641,686	100.00%	$1,225,573	$1,200,376	100.00%
Largest portfolio company investment	$25,309	$25,108	1.53%	$18,189	$23,162	1.93%
Average portfolio company investment	$9,308	$9,171	0.56%	$8,452	$8,278	0.69%
1As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and 3,247 of structured debt at amortized cost.
As of December 31, 2022, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $87,224, mezzanine debt of $43,331 and $2,688 of structured debt at fair value and second lien term loans and/or second lien notes of $89,070, mezzanine debt of $44,445 and $2,838 of structured debt at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and 2022 was as follows:

Industry Composition	December 31, 2023	December 31, 2022
Aerospace & Defense	3.13%	2.76%
Automotive	4.95%	6.14%
Banking, Finance, Insurance, Real Estate	3.95%	4.44%
Beverage, Food & Tobacco	7.76%	6.40%
Capital Equipment	4.21%	4.14%
Chemicals, Plastics, & Rubber	2.29%	2.88%
Construction & Building	3.90%	2.65%
Consumer Goods: Durable	1.51%	1.91%
Consumer Goods: Non-durable	3.31%	4.01%
Containers, Packaging & Glass	3.97%	3.80%
Energy: Electricity	1.75%	—%
Environmental Industries	2.73%	1.65%
Healthcare & Pharmaceuticals	12.72%	9.21%
High Tech Industries	8.97%	9.14%
Media: Advertising, Printing & Publishing	1.12%	1.25%
Media: Diversified & Production	0.96%	1.35%
Retail	0.35%	0.47%
Services: Business	18.43%	21.92%
Services: Consumer	4.86%	4.47%
Sovereign & Public Finance	0.65%	0.85%
Telecommunications	3.17%	4.09%
Transportation: Cargo	3.20%	3.62%
Transportation: Consumer	0.13%	—%
Utilities: Electric	0.89%	0.39%
Wholesale	1.09%	2.46%
Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2023, and 2022 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Investment Process Overview
Churchill views the investment process employed on our behalf as consisting of four distinct phases described below:
Origination. Each investment team will source middle market investment opportunities through the investment team’s network of relationships with private equity firms and other middle market lenders. Each investment team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford us the opportunity to establish favorable portfolio diversification.
Investment Evaluation. Each investment team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”) and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that each investment team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and, in most cases, the “Downside Case” allow for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, each investment team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). Each investment team’s due diligence process for middle market investments will typically entail:
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

Execution. In executing transactions, each investment team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment will deliver a memorandum to the relevant investment committee(s). Once an investment has been approved by a unanimous vote of such investment committee, the memorandum will be delivered to our investment committee. Once an investment has been approved by a unanimous vote of our investment committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a portfolio investment is funded after execution of a final closing memorandum.
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
As part of the monitoring process, the investment teams have developed risk policies pursuant to which they will regularly assess the risk profile of our investments. The investment teams will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

Use of Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that we generally can borrow up to $2 for every $1 of investor equity. See “Regulation as a Business Development Company — Senior Securities; Coverage Ratio” for more information regarding the foregoing and other regulatory considerations.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

We currently have in place two special purpose vehicle asset credit facilities (the “Wells Fargo Financing Facility” and the “SMBC Financing Facility”), a revolving credit facility (the “Revolving Credit Facility” and together with the Wells Fargo Financing Facility and the SMBC Financing Facility, the “Financing Facilities”), and two term debt securitizations (the “2022 Debt Securitization” and “2023 Debt Securitization”) and in the future may enter into additional credit facilities and term debt securitizations. We also had in place a revolving credit facility with a borrowing base calculated based on our unfunded capital commitments (the “Subscription Facility”). The Subscription Facility expired on September 8, 2023. For more information on our Financing Facilities and the 2022 and 2023 Debt Securitizations, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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
Competition
Our primary competitors in providing credit investments to middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than ours, which could allow them to consider a wider variety of investments and establish more relationships than those established by each of our investment teams. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There cannot be any assurance that the competitive pressures faced by us will not have a material adverse effect on its business, financial condition and results of operations. See “Risk Factors – We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for further information.
Human Resource Capital
We do not have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of our Sub-Adviser, Churchill, who source, evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement.
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

The Private Offering
Beginning with our initial closing in March 2020, we have conducted private offerings of our shares of common stock to accredited investors. As of January 15, 2024, as a result of these private offerings, we had received an aggregate of approximately $906.4 million from such private offerings. Following the final drawdown notice dated December 21, 2023 and due January 5, 2024, we had no undrawn capital commitments remaining.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At a special meeting of shareholders held on December 15, 2023, our shareholders authorized us, subject to the approval of our Board, to sell or otherwise issue shares of our common stock during the next year at a price below our NAV per share, subject to certain conditions set forth in the proxy statement relating to the special meeting of shareholders. The authorization is effective until December 15, 2024.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
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
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies.
Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the dividend distribution or repurchase. We also will be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Our borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.
Code of Ethics. We and each of the Advisers are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and the Adviser’s employees. We have also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at NCDL-IR@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC.
The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Advisers, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and its affiliates, and the allocation procedures of Churchill. On June 7, 2019, the Advisers, the Company, and certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates were granted an order (the “Order”) that permits the Company to co-invest in portfolio companies with certain funds and entities managed by the Advisers or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order. The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by either of the Advisers and their affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Pursuant to the Order, we are permitted to co-invest with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies. The Board will regularly review the allocation policy of Churchill.
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
Proxy Voting Records
You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Direct Lending Corp., 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, John D. McCally or by emailing our investor relations team at NCDL-IR@churchillam.com.
Other
We expect to be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act, and are subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 375 Park Avenue, 9th Floor, New York, NY 10152. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (www.sec.gov).
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
•Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•We intend to invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
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

•Purchases of our shares of common stock by us under the Company 10b5-1 Plan may result in the price of our shares of common stock being higher than the price might otherwise exist in the open market and may result in dilution in our NAV per share.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Risks Related to our Business and Structure

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022 and the ongoing war in the Middle East. Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increase in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Churchill has substantial responsibilities under the CAM Sub-Advisory Agreement. The origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle market companies. As a result, competition for investments in middle market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

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

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.

In the current and future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Wells Fargo Financing Facility, the SMBC Financing Facility and the Revolving Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If interest rates continue to rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

In the United States, the Secured Overnight Reference Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

As of the date hereof, all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

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

The effect of global climate change may impact the operations and valuation of our portfolio companies.

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

In December 2015, the United Nations adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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

Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions, including BREXIT, may adversely affect our business or cause us to alter our business strategy.

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

We cannot predict how new tax legislation will affect us, our Advisers, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

The Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise prohibited by the 1940 Act or the Maryland General Corporation Law (“MGCL”), to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and the Middle East and Russian and Middle Eastern companies, respectively, but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on our performance and the value of an investment in us.

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

The Advisers and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Advisers may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through, the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Currently, we are covered under TIAA’s insurance policy relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted as the banking sector volatility situation continues to evolve. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

If the Advisers or the Administrator are unable to maintain the availability of their electronic data systems and safeguard the security of their data, their and our ability to conduct business may be compromised, which could impair liquidity, disrupt business, damage their and our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Advisers, and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Advisers and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Advisers’ and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, network failures, computer and technology failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, or other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information relating to shareholders (and their beneficial owners) and sensitive business data (including material nonpublic information of our portfolio companies), processed and stored in, and transmitted through, the Advisers’ and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations and the business, financial condition or results of operations of the Advisers, the Administrator and their affiliates. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Advisers, the Administrator and our portfolio companies may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Advisers and the Administrator may be subject to litigation and financial losses that are not fully insured.

Third parties with which we, the Advisers, the Administrator, and our portfolio companies do business also may be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Advisers, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions initially resulting from the COVID-19 pandemic have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.

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

We may bear more or less of the costs of soft dollar or other research than other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.

There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We will incur additional reporting obligations after we cease to be an “emerging growth company” under the JOBS Act.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following the consummation of our IPO, which closed on January 29, 2024, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the consummation of our IPO.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

We are required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls, as required by Section 404(b), we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a publicly reporting entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, violations of the NYSE listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

Risks Related to Our Operations and Investments

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

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

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

We typically invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We invest in loans to middle market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in middle market, privately owned companies involves a number of significant risks, including, but not limited to, that middle market companies:

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

We are subject to risks associated with our investments in senior loans.

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investment in senior loans rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loans may decline in value or become illiquid, which would adversely affect the senior loan’s value.

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

We are subject to risks associated with our investments and trading of liquid assets, including broadly syndicated loans.

From time to time, we may invest in liquid assets, such as broadly syndicated loans, high yield bonds, structured finance securities, shares of investment companies and other instruments that may be traded in public or institutional financial markets and have a readily available market value. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the private middle market loans that comprise the majority of our investment portfolio. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid investments (including in any broadly syndicated loans that we invest in), which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid investments (including broadly syndicated loans) from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our investments in liquid assets and any gains that we realize may not be sufficient to offset any other losses we experience.

We are subject to risks associated with our investments in junior or subordinated debt securities.

We invest in junior debt securities, which may be subordinated to substantial amounts of a portfolio company’s senior debt, all or a significant portion of which may be secured. Such junior or subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same portfolio company. These subordinated securities may not be protected by financial covenants, such as limitations on the incurrence of additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior and subordinated debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors.

In addition, subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high loan-to-value (“LTV”) ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. In the event a portfolio company that we invest in on a junior or subordinated basis cannot generate adequate cash flow to meet all of its debt obligations, we may suffer a partial or total loss of capital invested.

We are subject to risks associated with our investments in unitranche secured loans and securities.

We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We are subject to risks associated with “covenant-lite” loans.

We invest in “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We are subject to risks associated with syndicated loans.

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

We may be subject to risks associated with our investments in equity-related securities.

We invest in equity-related securities, such as rights and warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize in the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a Senior Loan investment, which may result in conflicts related to the rights of those investments.

The loans we make in portfolio companies may become non-performing.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

Generally, all of our assets are invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, the ongoing disruption in economic activity has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

We are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Adviser as valuation designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

Some of the loans and other investments that we make to our portfolio companies may be callable at any time, and many of them can be repaid with no premium to par. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In addition, prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

We are subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will likely be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not occur, we may be required to sell our investment at a loss. In connection with such transactions, we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are typically fixed when we enter into the commitment, but such securities are subject to changes in market value prior to their delivery.

We may be subject to risks associated with our investments in the business services industry.

Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare sector face considerable uncertainties.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

Any investments in life sciences-related companies may be subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We invest in life sciences-related companies that may be subject to extensive regulation by federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry.

Life sciences-related portfolio companies also may have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a life sciences-related portfolio company and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns.

We invest in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

A natural disaster also may impact the operations of our portfolio companies, including the technology-related companies in our portfolio. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. Technology-related companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of the technology-related companies in our portfolio.

We are exposed to risks associated with any OID income and PIK interest required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include OID components and PIK interest or PIK dividend components. We are exposed to risks associated with any OID income and PIK interest, including, but not limited to, the following:

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
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the LTV ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•OID and market discount instruments create the risk of non-refundable incentive fee payments to the Adviser based on non-cash accruals that we may not ultimately realize.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. If we obtain large positions in the securities of a small number of issuers, our NAV is likely to fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of such issuer. We also may be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our initial and overall investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the limitations of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation of a portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, prefer other opportunities or are inhibited by compliance with 1940 Act requirements (including our Order) and RIC tax treatment.

We may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

We do not hold controlling equity positions in any of our portfolio companies and do not expect to hold controlling positions in the future. Our debt investments in portfolio companies may provide limited control features such as restrictions, for example, on the ability of a portfolio company to incur additional debt and limitations on a portfolio company’s discretion to use the proceeds of our investment for certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and also may be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its repayment and other obligations under the loans and other investments we hold. In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay. We may incur expenses to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.

Our portfolio companies may incur debt that ranks equally with, or senior to, the loans and other investments we make in such portfolio companies.

Although we expect that most of our investments in our portfolio companies will be secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness incurred by our portfolio companies. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest and such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments on our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding also may be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

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

The disposition of our investments in private companies may result in contingent liabilities.

We make a number of investments in securities of portfolio companies that are private companies. If we are required or desire to dispose of an investment in a private company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those representations made by an owner in connection with the sale of its business. We also may be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that could result in the satisfaction of funding obligations through our return of distributions previously made to us.

We may be unsuccessful in syndicating our co-investments, which may cause us to have more exposure to an investment than was originally intended.

From time to time, we may make an investment with the expectation of offering a portion of our interests therein as a co-investment opportunity to third-party investors. There can be no assurance that we will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by us with respect to any such syndication will not be substantial. In the event that we are not successful in syndicating any such co-investment, in whole or in part, we may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make us more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by us that is not syndicated to co-investors as originally anticipated could significantly reduce our overall investment returns.

Risks Related to our Advisers and Their Affiliates

We depend upon the senior management of Churchill for our success, and upon the strong referral relationships of Churchill’s investment professionals with financial institutions, sponsors and investment professionals. Any inability of Churchill to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement and the investment professionals of Nuveen Leveraged Finance with respect to our liquid investments. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with us, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

In addition, we depend upon the senior investment professionals of Churchill to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of Churchill fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of Churchill have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the CAM Sub-Advisory Agreement, and Nuveen Asset Management will evaluate, negotiate, structure and monitor investments in accordance with the NAM Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The Investment Committee that oversees our investment activities is comprised of representatives of investment teams. The loss of any member of the Investment Committee or of other Churchill or Nuveen senior investment professionals could negatively impact our ability to achieve its investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committee have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers and these conflicts could prevent us from making or disposing of certain investments on the terms desired.

The senior investment professionals and members of the investment committee of each investment team serve or may serve as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, Messrs. Kencel, Strife, Linett and Schwimmer have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a closed-end investment company registered under the 1940 Act, Nuveen Churchill Private Capital Income Fund, a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which we invest, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which we invest, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including us), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by us. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Each of Churchill and Nuveen Asset Management has separate account, fund-of-one or other managed account arrangements in place with TIAA or subsidiaries thereof. Consistent with their respective investment allocation policies and the Order, Churchill and Nuveen Asset Management also may be managing certain securities for us and allocating the same investments to TIAA (or subsidiaries thereof) pursuant to such arrangements, which may lead to conflicts of interest.

In certain instances, it is possible that other entities managed by Churchill or Nuveen Asset Management or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by us, and which may be acquired at different times at lower or higher prices. Those investments also may be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by us, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by us. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by us and/or one or more of our affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliates. The participants in such loan syndicate (the “Loan Syndicate Participants”), in addition to us and our affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the portfolio investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by us and our affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which our investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of us and our affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of us, and may exercise such control in a manner adverse to our interests.

In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which we will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit our ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) also may hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Advisers when making investment decisions.

Nuveen Asset Management may manage certain of our liquid investments pursuant to the NAM Sub-Advisory Agreement. The percentage of our portfolio allocated to the liquid investment strategy managed by Nuveen Asset Management will be at the discretion of Churchill. Nuveen Asset Management may serve as managing member, adviser or sub-adviser to one or more affiliated private funds or other pooled investment vehicles. Investment professionals associated with Nuveen Asset Management are actively involved in other investment activities not concerning us and will not devote all of their professional time to our affairs. For example, Nuveen Asset Management may compete with other affiliates and other accounts for investments for us, subjecting Nuveen Asset Management to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. In the event that a conflict of interest arises, Nuveen Asset Management will endeavor, so far as it is able, to ensure that such conflict is resolved in a manner consistent with applicable law and its internal policies. There can be no assurance that Nuveen Asset Management will resolve all conflicts of interest in a manner that is favorable to us and any such conflicts of interest could have a material adverse effect on us.

The recommendations that Churchill gives to us may differ from those rendered to its other clients.

Churchill and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to us, which could have an adverse effect on our business, financial condition and results of operations.

Each investment team or each Investment Committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of each investment team and the senior professionals and members of each investment committee of Churchill and Nuveen Asset Management may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.

In the course of our investing activities, we pay a management fee and an incentive fee (beginning in fiscal quarter ending June 30, 2025, following the expiration of the fee waiver) to the Adviser. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, the Adviser benefit when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

In addition, certain investment professionals share directly in the management fee. Such professionals would face similar conflicts when considering investments for and making decisions on behalf of us.

The part of the incentive fee payable to the Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for Churchill to the extent that it may encourage Churchill to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Churchill may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser are not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the incentive fee based on our net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Any net investment income incentive fee would not be subject to repayment.

Our incentive fee may induce Churchill to make certain investments, including speculative investments.

Beginning in fiscal quarter ending June 30, 2025, following the expiration of the fee waiver, the Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

TIAA has made a significant investment in us, which may present certain conflicts of interest.

TIAA, the ultimate parent of the Advisers, has made a significant investment in us. This may result in TIAA’s ownership of a significant percentage of our shares. This may be detrimental to other shareholders as TIAA may control a significant percentage of the shareholder vote and may vote in a manner that is beneficial to the Advisers. TIAA and other shareholders may from time to time hold equity and other interests in the Advisers or their affiliates, which may present conflicts of interest for the Advisers, including senior investment professionals and members of the investment committee making investment decisions for us that also provide investment advice to TIAA.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that the Advisers manage, without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint transactions” with certain of our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, and other funds and accounts that the Advisers manage, which could include investments in the same portfolio company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with each Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the applicable Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We also may co-invest with the Advisers’ or their affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and Churchill’s allocation policy, which Churchill maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Additionally, we, the Advisers, and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted the Order by the SEC, which permits us greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Advisers or their affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Each Adviser and Nuveen Asset Management can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Each Adviser and Nuveen Asset Management has the right to resign under the Advisory Agreements and the NAM Sub-Advisory Agreement, respectively, without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If an Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If Nuveen Asset Management resigns, we may not be able to find a new sub-adviser or hire internal management with similar expertise to manage certain of our liquid investments and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by each Adviser, Nuveen Asset Management and their affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Administrator can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares of common stock may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator.

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

Risks Related to Business Development Companies

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the valuation designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.

Our Board designated the Adviser as our valuation designee (the “Valuation Designee”) pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations, effective beginning in the fiscal quarter ended March 31, 2023. Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board.

Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of the Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.

We will be subject to U.S. federal income tax at corporate rates on our earnings if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To receive RIC tax treatment under the Code, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. We will be subject to U.S. federal income tax at corporate rates on any income that we do not timely distribute. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting tax could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

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

Beginning in fiscal quarter ending June 30, 2025, following the expiration of the fee waiver, the part of the incentive fee that will be payable by us that relates to our net investment income is computed and will be paid on income that may include interest that has been accrued but not yet received in cash, such as OID and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gains incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax on our earnings at corporate rates.

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

Risks Related to Our Existing and Future Indebtedness

When we use leverage, the potential for loss on amounts invested in us and may increase the risk of investing in us. Leverage also may adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees or incentive fees (beginning in fiscal quarter ending June 30, 2025 following the expiration of the fee waiver) payable to the Adviser.

We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

We generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent directors with no material interests in such transactions.

Although leverage has the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, borrowings may be secured by the shareholders’ investments as well as by our assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of shares may be subordinated to the interests of our lenders or debtholders.

Our credit facilities and other borrowing arrangements impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The current period of capital markets disruption and economic uncertainty may make it difficult to raise additional capital and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise additional capital with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a high cost and on unfavorable terms and conditions, including being at a higher cost in rising rate environments. If we are unable to raise additional debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. If we are unable to obtain credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and be declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. An inability to obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% or 150% if certain requirement under the 1940 Act are met. The Board and TIAA (as the Company’s initial shareholder) approved a proposal to adopt an asset coverage ratio of 150% in connection with the organization of the Company. Incurring additional indebtedness could increase the risk of investing in the Company. The 150% asset coverage ratio became applicable to the Company on December 26, 2019.

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

Provisions in our credit facilities may limit our investment discretion.

Our existing and any future credit facilities may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There also may be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

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

We are subject to risks associated with our debt securitizations.

As a result of debt securitizations sponsored by us, including the 2022 Debt Securitization, the 2023 Debt Securitization and the 2024 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our indirect, wholly-owned subsidiary, in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly-owned subsidiary. Additionally, as collateral manager to our indirect, wholly-owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about CLO-I and CLO-II.

The Notes and membership interests that we hold that were issued by our CLO are subordinated obligations of such CLO and we could be prevented from receiving cash from such CLO.

The notes offered in our debt securitizations (the “Notes”) were issued by our indirect, wholly-owned, consolidated subsidiary (the “CLO”). The Notes that were issued by the CLO and retained by us are the most junior class of notes issued by the CLO, are subordinated in priority of payment to the other notes issued by CLO and will be subject to certain payment restrictions set forth in the indenture governing the Notes issued by such CLO. Therefore, we only receive cash distributions on the Notes if such CLO has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the CLO has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Notes that we have retained at their redemption could be reduced. If the CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing such debt securitization, cash would be diverted from the Notes that we hold to first pay the more senior notes issued by the CLO in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The CLO is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such CLO have been paid in full on each payment date or upon maturity of such notes under such debt securitization documents. As the holder of the membership interests in the CLO, we could receive distributions, if any, only to the extent that the CLO makes distributions out of funds remaining after holders of all classes of notes issued by the CLO have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the CLO, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

We may be subject to conflicts of interest caused by our role as a collateral manager in CLO transactions.

We serve as collateral manager to each CLO under a collateral management agreement, and we may serve as collateral manager for additional CLOs in the future. There may be conflicts of interest associated with sponsoring and managing a CLO, including from the issuance of debt securitizations through CLOs we create to refinance our secured borrowings. In creating a CLO, we depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. A CLO also may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. Our use of CLOs that we manage to satisfy financing needs, including through the declaration of distributions or the negotiation of terms and covenants in the debt it issues, may create conflicts of interest.

Risks Related to an Investment in Our Common Stock

We cannot assure you that the market price of our common stock will not decline below the IPO price or below our NAV. The market value of our common stock may be volatile and fluctuate significantly.

We currently list our common stock on the NYSE under the symbol “NCDL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade. The IPO offering price for our common stock was determined through our negotiations with the IPO underwriters and may not bear any relationship to the market price at which it may trade in the future. Shares of companies offered in an IPO often trade at a discount to the initial offering price. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common stock purchased in the offering soon after the offering. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional common stock to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

The market value and liquidity, if any, for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

•changes in the value of our portfolio of investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•failure to maintain our qualification for RIC tax treatment;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of our Advisers or certain of their key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

If any of the above and other factors currently unknown to us were to occur, it could have a material adverse effect on the market price of our common stock.

Our shareholders may experience dilution.

Our shareholders will not have preemptive rights to subscribe for or purchase any of our shares issued in the future. Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price below NAV, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options, or rights to acquire our common shares, at a price below NAV if our independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of unaffiliated shareholders, approve such sale. At a special meeting of shareholders held on December 15, 2023, our shareholders authorized us, subject to approval of our Board, to sell or otherwise issue shares of our common stock during the next year at a price below our NAV per share, subject to certain conditions. The authorization is effective until December 15, 2024. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we issue additional equity interests, including in a follow-on public offering, a rights offering, or private offering, a shareholder’s percentage ownership interest in us will be diluted.

If we sell or otherwise issue shares of our common stock at a discount to NAV, it will pose a risk of dilution to our shareholders. In particular, shareholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in NAV per share (as well as in the aggregate NAV of their shares if they do not participate at all). These shareholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades.

Purchases of our shares of common stock by us under the Company 10b5-1 Plan may result in the price of our shares of common stock being higher than the price that otherwise might exist in the open market.

On October 27, 2023, our Board approved the Company 10b5-1 Plan, under which BofA Securities, Inc., as our agent, will acquire up to $100 million in the aggregate of our shares of common stock during the period beginning on 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our shares of common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our shares of common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our shares of common stock by us under the Company 10b5-1 Plan may result in dilution to our NAV per share.

The Company 10b5-1 Plan requires BofA Securities, Inc., as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our shares of common stock declines, subject to volume restrictions.

Because purchases under the Company 10b5-1 Plan will be made beginning at any price below our most recently reported NAV per share, if our NAV per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new NAV per share for that quarter may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares under the Company 10b5-1 Plan at a price above the NAV per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The common stock sold in the IPO will be freely tradable without restrictions or limitations under the Securities Act.

Any shares purchased in our IPO or currently owned by our affiliates, as defined in the Securities Act, will be subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining shares of our common stock currently outstanding are “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

In addition, without the prior written consent of our Board:

•prior to January 23, 2025, a shareholder that is affiliated with the Advisers (other than with respect to shares acquired in our IPO) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to January 24, 2024 (the “365-day restriction”);
•prior to April 23, 2024, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to January 24, 2024;
•beginning on April 24, 2024 through July 22, 2024, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 85% of the shares of common stock held by such shareholder prior to January 24, 2024; and
•beginning July 23, 2024 through October 20, 2024, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 50% of the shares of common stock held by such shareholder prior to January 24, 2024.

Beginning on October 21, 2024, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) may transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber all of the shares of common stock held by such shareholder prior to January 24, 2024.

This means that, as a result of these transfer restrictions, without the consent of our Board, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to 365-day restriction above) who owned 100 shares of common stock on January 24, 2024 could not sell any of such shares until April 23, 2024; beginning on April 24, 2024, such shareholder could only sell up to 15 of such shares; beginning on July 23, 2024, such shareholder could only sell up to 50 of such shares; and beginning on October 21, 2024, such shareholder could sell all of such shares.

In addition, we have agreed for a period ending July 22, 2024 (i) not to offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of, or file with the SEC a registration statement under the Securities Act relating to, any shares of our common stock, or any options or warrants to purchase any shares of our common stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of our common stock or (ii) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to or which reasonably could be expected to lead to or result in a sale or disposition (whether by the undersigned or someone other than the undersigned), or transfer of any of the economic consequences of ownership, in whole or in part, directly or indirectly, of our common stock or other securities, in cash or otherwise, without the prior written consent of BofA Securities, Inc., UBS Securities LLC, Morgan Stanley & Co. LLC, and Wells Fargo Securities, LLC on behalf of the underwriters.

Following the IPO and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

Investors in our common stock may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions may be adversely affected by the impact of one or more of the risk factors described herein, including the current market and economic conditions. If we violate certain covenants under existing or future agreements governing our credit facilities and other indebtedness arrangements, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's adjusted tax basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price.

Due to the current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

We are not required to make any distributions to shareholders other than in connection with our election to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to U.S. federal income tax on any income or capital gains that we retain. In addition, we will be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we do not timely distribute to shareholders. In addition, we will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we may incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein), we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and we may incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock (see “We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive” for more information).

We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive.

We have adopted an “opt-out” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders if such shareholder fails to “opt-out” of the plan. Shareholders that opt in to our dividend reinvestment plan will receive dividends that are payable in part in our shares. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. For individuals, the top marginal U.S. federal income tax rate applicable to ordinary income is 37%. To the extent distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such “qualified dividends” may be subject to U.S. federal income tax imposed at a rate of 20%. However, it is anticipated that distributions paid by us will generally not be attributable to qualified dividends and, therefore, generally will not qualify for such preferential U.S. federal income tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains currently at a maximum U.S. federal income tax rate of 20%.

As a result of receiving dividends in the form of our shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of distributions paid in stock). A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our shares.

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

The MGCL and our Articles of Amendment and Restatement (as amended, the “Charter”) and our Bylaws (the “Bylaws”) contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. The Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or the Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our Bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests to do so, including in light of the Board's fiduciary obligations, applicable federal and state laws, and the particular circumstances surrounding the Board's decision. If such conditions are met, and we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents.

As permitted by the MGCL, our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed to (1) the Company by any of the Company’s directors, officers or other agents or (2) its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine.

There is uncertainty as to whether a court would enforce such a provision to claims arising under the federal securities laws, including the Securities Act and the Exchange Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for stockholders in bringing a claim against us or our directors, officers or other agents by requiring that such claims be brought in the designated forum.

The exclusive forum selection provision in our Bylaws may limit our stockholders’ ability to select and obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision and the MGCL, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity

The Company depends on and engages various third parties and service providers, including suppliers, custodians, transfer agents, administrative agents, fund administrators and other third parties to source, make and manage its investments. Accordingly, the Company’s business is dependent on the communications and information technology (“IT”) systems that it shares with the Advisers and their ultimate parent company, TIAA, which further relies upon the systems of third-party IT service providers to TIAA. TIAA has established a cybersecurity program across its enterprise, which applies to certain of its affiliates, including the Advisers and the Company. When identifying and overseeing risks from cybersecurity threats associated with its use of third-party service providers, the Company further relies upon the expertise of risk management, legal, information technology, and compliance personnel of TIAA. TIAA conducts onboarding and ongoing due diligence of certain of the Company’s key third-party service providers to identify and oversee risks from cybersecurity threats associated with the Company’s use of such entities.

Cybersecurity Program Overview

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA and its affiliates, which applies to the Company and the Advisers. This cyber risk management program is integrated into TIAA’s overall risk management program and involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. TIAA relies on its internal subject matter experts and external experts, as needed, including, but not limited to, cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes applicable to the Advisers, the Company and other affiliates of TIAA.

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company and Advisers, in connection with their day-to-day operations. TIAA’s cybersecurity leadership team are responsible for maintaining and overseeing the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting TIAA and its affiliates, including the Company, the Advisers and their respective third-party service providers.

TIAA’s cybersecurity team, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Company and the Advisers. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering, and have cybersecurity leadership experience in other major financial institutions.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.

Oversight of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company is assessed on an ongoing basis, as well as how such risks could materially affect the Company’s business strategy, operational results, and financial condition. Cybersecurity risk remains heightened to the financial industry, including the Company, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact the Company’s operations. TIAA and the Advisers continue to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

TIAA’s cybersecurity team periodically reports to the Company’s management on cybersecurity matters, primarily through presentations. Such reporting will include updates on TIAA’s cybersecurity program as it relates to the Company, the external cybersecurity threat environment, and TIAA’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on TIAA’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Board receives periodic updates from the Company’s management regarding TIAA’s cybersecurity program, information on current threat landscape and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 375 Park Avenue, 9th Floor, New York, NY 10152, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “NCDL.” Our common stock has historically traded at prices above or below our NAV per share since our common stock began trading on the NYSE on January 29, 2024. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 23, 2024, the last reported closing sales price of our common stock on the NYSE was $16.95 per share, which represented a discount of 6.51% to NAV per share reported by us as of December 31, 2023.

Holders
As of February 26, 2024, there were approximately 1,612 holders of record of our common stock.
Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2023 were reported in a Form 8-K filed with the SEC.
Share Repurchase Plan

On October 27, 2023, our Board approved a share repurchase program (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $100 million in the aggregate of our outstanding shares of common stock in the open market at prices below our NAV per share over a specified period. Any purchase of our shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We intend to put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our shares of common stock are trading below our then-current NAV per share, it will be in the best interest of our shareholders for us to reinvest in our portfolio.

The Company 10b5-1 Plan is designed to allow us to repurchase our shares of common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires BofA Securities, Inc., as our agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our shares of common stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our shares of common stock and trading volumes, and no assurance can be given that any particular amount of shares of our common stock will be repurchased.

The purchase of our shares of common stock pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan will become effective on March 29, 2024, 60 calendar days following the end of the “restricted period” under Regulation (i.e., January 29, 2024 when our IPO closed) and terminate upon the earliest to occur of (i) 12-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”) to Churchill Asset Management LLC (the “Sub-Adviser” or “Churchill” and, together with the Adviser, the “Advisers”). Under the administration agreement (the “    Administration Agreement”), we are provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Adviser, Sub-Adviser, and Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Nuveen Churchill BDC SPV III, LLC (“SPV III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements. CLO-I and CLO-II completed term debt securitizations in May 2022 and December 2023, respectively. SPV III and SPV IV primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with our initial closing in March 2020, we have conducted private offerings of our shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of December 31, 2023, as a result of these private offerings, we had received aggregate capital commitments totaling $906.4 million ($142.4 million remaining undrawn), of which $100.0 million ($15.7 million remaining undrawn) were from TIAA. We issued our final drawdown notice on December 21, 2023, pursuant to which we issued shares on the remaining undrawn capital commitments on January 5, 2024. Subsequent to fiscal year ended December 31, 2023, we closed our initial public offering (“IPO”). See “Recent Developments” for more information.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Investments:
Total investments, beginning of period	$1,225,573	$770,298
Purchase of investments	589,000	502,250
Proceeds from principal repayments and sales of investments	(146,428)	(49,264)
Payment-in-kind interest	3,268	789
Amortization of premium/accretion of discount, net	2,708	1,762
Net realized gain (loss) on investments	(7,952)	(262)
Total investments, end of period	$1,666,169	$1,225,573

Portfolio companies at beginning of period	145	96
Number of new portfolio companies funded	45	52
Number of portfolio companies sold or repaid	(11)	(3)
Portfolio companies at end of period	179	145
Count of investments	385	288
Count of industries	25	23
As of December 31, 2023, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $72.8 million.1
•Weighted average of 2.3x interest coverage ratio for our first lien term loans2
•Weighted average of 5.2x net leverage .3
•Approximately 86% of our debt investments have financial covenants.4
________________________________________
1 These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the Valuation Designee of the Company's board of directors (the “Board”), and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 74.10% of our total investments, and 85.22% of our total first lien loan investments, in each case based upon fair value.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements, and weighted by the fair value of our commitment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher, and any portfolio companies with net leverage of 15x or greater.
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of December 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,450,120	$1,427,492	86.95%	$1,071,012	$1,039,820	86.62%
Subordinated Debt [1]	$190,454	$183,387	11.17%	136,353	133,243	11.10%
Equity Investments	$25,595	$30,807	1.88%	18,208	27,313	2.28%
Total	$1,666,169	$1,641,686	100.00%	$1,225,573	$1,200,376	100.00%
Largest portfolio company investment	$25,309	$25,108	1.53%	$18,189	$23,162	1.93%
Average portfolio company investment	$9,308	$9,171	0.56%	$8,452	$8,278	0.69%
_____________________
1As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.
As of December 31, 2022, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $87,224 mezzanine debt of $43,331, and $2,688 of structured debt at fair value and second lien term loans and/or second lien notes of $89,070, mezzanine debt of $44,445 and $2,838 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and December 31, 2022 was as follows:

Industry	December 31, 2023	December 31, 2022
Aerospace & Defense	3.13%	2.76%
Automotive	4.95%	6.14%
Banking, Finance, Insurance, Real Estate	3.95%	4.44%
Beverage, Food & Tobacco	7.76%	6.40%
Capital Equipment	4.21%	4.14%
Chemicals, Plastics, & Rubber	2.29%	2.88%
Construction & Building	3.90%	2.65%
Consumer Goods: Durable	1.51%	1.91%
Consumer Goods: Non-durable	3.31%	4.01%
Containers, Packaging & Glass	3.97%	3.80%
Energy: Electricity	1.75%	—%
Environmental Industries	2.73%	1.65%
Healthcare & Pharmaceuticals	12.72%	9.21%
High Tech Industries	8.97%	9.14%
Media: Advertising, Printing & Publishing	1.12%	1.25%
Media: Diversified & Production	0.96%	1.35%
Retail	0.35%	0.47%
Services: Business	18.43%	21.92%
Services: Consumer	4.86%	4.47%
Sovereign & Public Finance	0.65%	0.85%
Telecommunications	3.17%	4.09%
Transportation: Cargo	3.20%	3.62%
Transportation: Consumer	0.13%	—%
Utilities: Electric	0.89%	0.39%
Wholesale	1.09%	2.46%
Total	100.00%	100.00%

The weighted average yields of our investments as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost [1]	11.72%	10.61%
Weighted average yield on debt and income producing investments, at fair value [2]	11.94%	10.87%
Percentage of debt investments bearing a floating rate	94.61%	95.42%
Percentage of debt investments bearing a fixed rate	5.39%	4.58%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2022 was 10.48%. There were no investments on non-accrual status as of December 31, 2023.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2022 was 10.79%. There were no investments on non-accrual status as of December 31, 2023.

As of December 31, 2023, 94.43% and 94.55% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2022, 95.13% and 95.09% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 10.61% to 11.72% from December 31, 2022 to December 31, 2023. The increase in weighted average yields was primarily due to rising benchmark interest rates.
While the macro-economic environment continues to present challenges for borrowers, with interest rates remaining at elevated levels, we believe the current environment for private credit investing remains attractive. Spreads tightened modestly into year-end as the broadly syndicated loan market recovered amidst healthy collateralized loan obligations ("CLO") issuance levels, but remain attractive relative to historical levels.
As markets stabilize and there is more clarity around the direction of interest rates, we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, as opposed to repricing and refinancing. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
Keeping the macro-economic environment in mind, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Asset Quality
In addition to various risk management and monitoring tools, we use the Advisers’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each investment team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	80,342	4.89%	7	42,921	3.58%	4
4	1,353,243	82.44%	140	1,028,738	85.70%	124
5	138,916	8.46%	21	71,433	5.95%	11
6	35,686	2.17%	6	48,386	4.03%	5
7	27,653	1.68%	4	—	—%	—
8	5,846	0.36%	1	—	—%	—
9	—	—%	—	8,898	0.74%	1
10	—	—%	—	—	—%	—
Total	$1,641,686	100.00%	179	$1,200,376	100.00%	145
As of December 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our investment portfolio was 4.14 and 4.14, respectively. As of December 31, 2023 there were no loans on non-accrual. As of December 31, 2022, the fair value of the loan on non-accrual status was $8.9 million, which represents approximately 0.74%, of total investments at fair value. As of December 31, 2022, the amortized cost of the loan on non-accrual status was $14.7 million, which represents approximately 1.20% of total investments at amortized cost.

Results of Operations
Operating results for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Investment Income
Interest income	$156,868	$79,868	$34,902
Payment-in-kind interest income	3,644	789	113
Dividend income	101	225	213
Other income	1,143	1,571	1,062
Total investment income	161,756	82,453	36,290
Expenses
Interest and debt financing expenses	61,206	25,695	9,827
Management fees	10,509	7,464	4,049
Professional fees	3,455	1,811	1,316
Directors' fees	383	383	383
Administration fees	1,598	1,111	660
Other general and administrative expenses	751	684	324
Total expenses before expense support	77,902	37,148	16,559
Expense support	(158)	(179)	(522)
Net expenses after expense support	77,744	36,969	16,037
Net investment income before excise taxes	$84,012	$45,484	$20,253
Excise taxes	$6	$—	—
Net investment income	$84,006	$45,484	$20,253
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(7,952)	$(262)	$819
Net change in unrealized gains (losses)	714	(27,912)	6,194
Income tax (provision) benefit	(830)	(24)	—
Total net change in unrealized gain (loss)	(116)	(27,936)	6,194
Total net realized and change in unrealized gains (losses)	(8,068)	(28,198)	7,013
Net increase (decrease) in net assets resulting from operations	$75,938	$17,286	$27,266
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $161.8 million for the year ended December 31, 2023, respectively, from $82.5 million for the comparable periods in the prior year, primarily due to an increase in interest income from higher weighted average interest rates and increased investment activity driven by an increase in our deployed capital. As of December 31, 2023, the size of our portfolio increased to $1.7 billion from $1.2 billion as of December 31, 2022, at cost. As of December 31, 2023, the weighted average yield of our debt and income producing investments increased to 11.72% from 10.61% as of December 31, 2022 on cost, primarily due to increases in base interest rates. The shifting environment in base interest rates, such as SOFR and any applicable alternate rates, may continue to affect our investment income in the future.
Investment income, attributable to interest and fees on our debt investments, increased to $82.5 million for the year ended December 31, 2022, from $36.3 million for the year ended December 31, 2021, primarily due to the increase in our investment activity as a result of our increase in deployed capital and an increase in interest income from higher weighted average interest rates. As of December 31, 2022, the size of our portfolio increased to $1.2 billion from $770.3 million million as of December 31, 2021, at cost. As of December 31, 2022, the weighted average yield of our debt and income producing investments increased to 10.61% from 6.93%

as of December 31, 2021 on cost, primarily due to the increase in base interest rates. The shifting environment in base interest rates, such as LIBOR or SOFR, may continue to affect our investment income over the long term.
Expenses
Total expenses before expense support increased to $77.9 million for the year ended December 31, 2023 from $37.1 million for the year ended December 31, 2022.
Interest and debt financing expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher average daily borrowings, higher average interest rates, the addition of the Revolving Credit Facility (as defined below) in the second quarter of 2023 and the completion of the 2023 Debt Securitization (as defined below) on December 7, 2023. The average daily borrowings for the year ended December 31, 2023 was $816.2 million compared to $566.2 million for the year ended December 31, 2022. The average interest rate for the year ended December 31, 2023 was 7.23% compared to 4.29% for the year ended December 31, 2022.
Total expenses before expense support increased to $37.1 million for the year ended December 31, 2022 from $16.6 million for the year ended December 31, 2021.
Interest and debt financing expenses increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher average daily borrowings, higher average interest rates, and the completion of the 2022 Debt Securitization (defined below). The average daily borrowings for the year ended December 31, 2022 was $566.2 million compared to $287.3 million for the year ended December 31, 2021. The average interest rate for the year ended December 31, 2022 was 4.29% compared to 3.00% for the year ended December 31, 2021.
The increase in management fees for the year ended December 31, 2023 from the comparable period in 2022 and for the year ended December 31, 2022 from the comparable period in 2021 were driven by our deployment of capital and our increasing invested balance.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional fees for the year ended December 31, 2023 from the comparable periods in 2022 and 2021 was primarily driven by the reimbursement of expenses under the Expense Support Agreement. The increase in administration fees and other general and administrative fees for the year ended December 31, 2023 from the comparable periods in 2022 and 2021 was driven by growing needs of the business given the increase in the Company's size year over year.
The expense support amount represents the amount of expenses paid by the Adviser on our behalf in accordance with the Expense Support Agreement (described further below). These expenses were subject to reimbursement by us in accordance with the terms of the Expense Support Agreement. The Company reimbursed the Adviser for expenses covered under the Expense Support Agreement in the amount of $1.1 million during the year ended December 31, 2023. These expenses were primarily related to professional fees, specifically ordinary course legal expenses incurred by the Company. The Expense Support Agreement automatically terminated pursuant to its terms upon the consummation of the IPO. Refer to the "Related Party Transactions" section below for further details on the Expense Support Agreement.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the year ended December 31, 2023, we had a net realized loss on investments of $(8.0) million compared to a net realized loss of $(262) thousand for the year ended December 31, 2022. The increase in the net realized loss is primarily driven by realized losses from a final realization of an underperforming debt position in the third quarter of 2023 and a restructuring of a portfolio company during the fourth quarter of 2023, partially offset by the realization of two equity investments in our portfolio during the first quarter of 2023, which generated realized gains.
For the year ended December 31, 2022, we had a net realized loss on investments of $(262) thousand compared to a net realized gain of $819 thousand for the year ended year ended December 31, 2021. This is primarily due to a realized loss from a restructuring of a portfolio company, partially offset by gains from repayment activity of multiple portfolio companies during the year ended December 31, 2022.
We recorded a net change in unrealized gain of $0.7 million for the year ended December 31, 2023, compared to a net unrealized loss of $(27.9) million for the year ended December 31, 2022, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in unrealized gains for the year ended December 31, 2023 compared to the comparable period in 2022 resulted primarily from a reversal of an unrealized loss on two underperforming debt positions and the tightening of market spreads.
We recorded a net change in unrealized loss of $(27.9) million for the year ended December 31, 2022, compared to net unrealized gain of $6.2 million for the year ended December 31, 2021, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The decrease in total net gain for the year ended December 31, 2022, compared to the total net gain for the year ended December 31, 2021, was primarily related to the economic uncertainty relating to both macroeconomic and geopolitical factors in the financial markets that, in turn, further negatively impacted the valuation of our portfolio investments primarily through a combination of overall market widening of credit spreads and modest softening of our portfolio companies' credit metrics.
Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, and our net borrowings from our credit facilities and CLO debt issuances (discussed further below). Prior to our IPO on January 29, 2024, we also generated cash flow from the proceeds of capital drawdowns of our privately placed capital commitments. In the future, we may also generate cash flow from future offerings of securities including public and/or private issuances of debt and/or equity securities through both registered offerings off of our shelf registration statement and private offerings Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 178.57% and 174.41%, respectively.
Cash and restricted cash as of December 31, 2023, taken together with our uncalled capital commitments of $142.4 million, is expected to be sufficient for our investment activities and to conduct our operations in the near term. As of December 31, 2023, we had $43.8 million available under our Wells Fargo Financing Facility (as defined below), $112.6 million available under our SMBC Financing Facility (as defined below), and $58.5 million available under our SMBC Corporate Revolver (as defined below).
For the year ended December 31, 2023, our cash and cash equivalents balance increased by $28.1 million. During that period, $369.5 million was used in operating activities, primarily relating to investment purchases of $589.0 million, offset by $146.4 million in repayments and sales of investments in portfolio companies. During the same period, $397.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $218.9 million and $810.9 million, respectively, net of shareholder distributions and repayments of secured borrowings of $63.2 million and $564.5 million, respectively.
For the year ended December 31, 2022, our cash and cash equivalents balance increased by $4.1 million. During that period, $427.8 million was used in operating activities, primarily due to investment purchases of $502.3 million, offset by $49.3 million in repayments and sales of investments in portfolio companies. During the same period, $431.9 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $174.6 million and $762.2 million, respectively, net of shareholder distributions and and repayments of secured borrowings of $34.7 million and $466.8 million, respectively.
For the year ended December 31, 2021, our cash and cash equivalents balance increased by $22.6 million. During that period, $389.1 million was used in operating activities, primarily due to investment purchases of $610.7 million, offset by $181.1 million in repayments and sales of investments in portfolio companies. During the same period, $411.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $209.2 million and $329.4 million, respectively, net of shareholder distributions and and repayments of secured borrowings of $14.7 million and $111.5 million, respectively.
Equity
Subscriptions and Drawdowns
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock.

Beginning with our initial closing in March 2020, we conducted private offerings of our shares of common stock to accredited investors. As of December 31, 2023, as a result of these private offerings, we had received capital commitments totaling $906.4 million ($142.4 million remaining undrawn), of which $100.0 million ($15.7 million remaining undrawn) is from TIAA, an entity affiliated with the Company. We issued our final drawdown notice on December 21, 2023, pursuant to which we issued shares on the remaining undrawn capital commitments on January 5, 2024. Subsequent to fiscal year ended December 31, 2023, we closed our initial public offering (“IPO”). See “Recent Developments” for more information.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to December 31, 2023 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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
We have adopted a dividend reinvestment plan under which shareholders will automatically receive dividends and other distributions in cash unless they elect to have their dividends and other distributions reinvested in additional shares. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that have “opted in” to our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares rather than receiving cash. In connection with the IPO, our Board approved an amended and restated dividend reinvestment plan (the “Amended DRIP”), which became effective on January 29, 2024, concurrent with the consummation of the IPO. See "Recent Developments - Amended DRIP" for more information.

The following table summarizes the dividends declared from inception through December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1) Represents a special dividend and a supplemental dividend.
(2) Represents a supplemental dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

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
Secured Debt
See Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our debt.
Subscription Facility
On September 10, 2020, we entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility had a maximum commitment of $50 million, subject to availability under the "Borrowing Base." The Borrowing Base was calculated based on the unfunded capital commitments of certain investors that had subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also had been approved by SMBC for inclusion in the Borrowing base and met certain additional criteria. The Subscription Facility Agreement expired on September 8, 2023, and we fully paid down the outstanding balance including the accrued interest expense.
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
As of December 31, 2023 the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum. As of December 31, 2022, the Wells Fargo Financing Facility bore interest at monthly SOFR, reset daily plus 2.20% per annum.
SPV III, beginning May 5, 2022, has pledged all of its assets to the collateral agent to secure its obligations under the Wells Fargo Financing Facility. The Company and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement. As a result, SPV II and SPV IV are collectively borrowers under the SMBC Financing Facility.
The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the Amendment date to the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the Amendment, the borrowers will pay an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of December 31, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% and one-month SOFR plus 2.15%, respectively, per annum.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150 million from $300 million and SPV IV began borrowing under the SMBC Financing Facility.
SPV IV, beginning October 19, 2023, has pledged all of its assets to the collateral agent to secure its obligations under the SMBC Financing Facility. The Company and SPV IV have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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

CLO-II
On December 7, 2023 (the “Closing Date”), the Company completed a $298.1 million term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, an indirect, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consist of $2.0 million of AAA Class X 2023 Notes, which bear interest at the three-month Term SOFR plus 2.00%, $100.5 million of AAA Class A-1 2023 Notes, which bear interest at the three-month Term SOFR plus 2.35%; $37.5 million of AA Class B 2023 Notes, which bear interest at three-month Term SOFR plus 3.20% and approximately $83.1 million of Subordinated 2023 Notes, which do not bear interest. The Company directly owns all of the Subordinated 2023 Notes and as such, these notes are eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-II Loan Agreement as lenders (the “Lenders”) committed to make $25.0 million of AAA Class A-L-A 2023 Loans and $50.0 million AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bear interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-L-A 2023 Loans held by such Lenders into Class A-1 2023 Notes upon written notice to CLO-II in accordance with the CLO-II Loan Agreement.
The 2023 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2028, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2023 Debt Securitization. The 2023 Notes are due on January 20, 2036. The 2023 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on January 20, 2036.
The 2023 Debt is the secured obligation of CLO-II, and the indenture and the CLO-II Loan Agreement, as applicable, governing the 2023 Debt includes customary covenants and events of default. The 2023 Debt has not been, and will not be, registered under the Securities Act, or any state “blue sky” laws.
The Company serves as collateral manager to CLO-II under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of December 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement (see "Recent Developments" for more information);
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
Expense Support Agreement
On December 31, 2019, we entered into the Expense Support Agreement with the Adviser. The Expense Support Agreement automatically terminated pursuant to its terms upon the consummation of the IPO on January 29, 2024. Under the Expense Support Agreement, the Adviser was able to pay certain of our expenses (each, an “Expense Payment”), provided that no portion of the payment was used to pay any of our interest expense. Such Expense Payment was made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we paid such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter were reimbursed. “Available Operating Fund" means the sum of (i) net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter was equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that were not been previously reimbursed by us to the Adviser.

No Reimbursement Payment was made for any quarter if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by our Board exclusive of returns of capital, distribution rate reductions due to any fees (including to a transfer agent) payable in connection with distributions, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment, was less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment was greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment related. The “Operating Expense Ratio” was calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with U.S. GAAP. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such Reimbursement Payment may be reimbursable in a future calendar quarter.
The following table presents a cumulative summary of the Expense Payments and Reimbursement Payments since our commencement of operations (dollars amounts in thousands):

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	—	June 30, 2023
September 30, 2020	466	(466)	—	—	September 30, 2023
December 31, 2020	56	(56)	—	—	December 31, 2023
March 31, 2021	97	(97)	—	—	March 31, 2024
June 30, 2021	62	(62)	—	—	June 30, 2024
September 30, 2021	47	(47)	—	—	September 30, 2024
December 31, 2021	42	(42)	—	—	December 31, 2024
March 31, 2022	71	(71)	—	—	March 31, 2025
June 30, 2022	54	(54)	—	—	June 30, 2025
September 30, 2022	67	(67)	—	—	September 30, 2025
June 30, 2023	136	(136)	—	—	June 30, 2026
Total	$2,979	$(1,101)	$(1,878)	$—
For the year ended December 31, 2023, we reimbursed the Adviser for the remaining balance of $1,101 under the Expense Support Agreement, for previously supported expenses. As of December 31, 2023, there was no unreimbursed expense payments under the Expense Support Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2023 and December 31, 2022. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 4 to the consolidated financial statements in Part I, Item 1 of this Annual Report Form 10-K.

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
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2023, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments
Share Issuance
On January 5, 2024, pursuant to our final drawdown notice dated December 21, 2023, we issued 7,888,094 shares of our common stock at an issuance price of $18.05 per share for aggregate proceeds of approximately $142.4 million. Following the final drawdown notice, we had no undrawn capital commitments remaining.
Distributions
The following table summarizes our distributions declared since December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution per Share
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
January 10, 2024	May 13, 2024	July 28, 2024	$0.10	(1)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10	(1)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10	(1)
January 10, 2024	February 12, 2025	April 28, 2025	$0.10	(1)
(1) Represents a special distribution.
Initial Public Offering
On January 29, 2024, we closed our IPO, issuing 5,500,000 shares of our common stock at a public offering price of $18.05 per share. We received total cash proceeds of $99.3 million. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

Advisory Agreement

As previously disclosed, on December 15, 2023, our shareholders approved an amended and restated investment advisory agreement by and between us and the Adviser (the "Advisory Agreement"), pursuant to which the Adviser will continue to provide investment advisory services to us. The Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO. The Advisory Agreement amended and restated the prior investment advisory agreement, dated December 31, 2019, by and between the Company and the Adviser (the “Prior Advisory Agreement”) as follows:

•reduced the base management fee payable by us to the Adviser following the IPO from an annual rate of 1.25% of Average Total Assets (as defined in the Advisory Agreement) to an annual rate of 0.75% of Average Total Assets for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ending March 31, 2024 through the calendar quarter ending March 31, 2025), and thereafter, the base management fee will step up to 1.00% of Average Total Assets;
•waived both the incentive fee on income and the incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated;

•the calculation of the incentive fee on income will be subject to a “three-year look back”;

•the incentive fee on income will be subject to a cap equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined in the Advisory Agreement) in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which is the IPO was consummated) (such period, the “Trailing Twelve Quarters”) and (y) the aggregate incentive fee on income that were paid to the Adviser by us in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters; and

•the calculation of the incentive fee on capital gain will include cumulative aggregate realized capital gains and cumulative aggregate realized capital losses from the beginning of the calendar quarter in which the IPO was consummated.

The Advisory Agreement will remain in effect for an initial two year period from January 29, 2024, its effective date, and thereafter from year-to-year, subject to approval by our Board or a vote of a majority of our outstanding voting securities, and by approval of a majority of the independent directors.

NAM Sub-Advisory Agreement

As previously disclosed, on December 15, 2023, our shareholders approved a new investment sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management, LLC (“Nuveen Asset Management”), acting through its leveraged finance division, to manage certain of our liquid investments (the “NAM Sub-Advisory Agreement”). The NAM Sub-Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO.

Pursuant to the NAM Sub-Advisory Agreement, Nuveen Asset Management may manage a portion of our portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”), subject to the pace and amount of investment activity in the middle market investment program. We typically refer to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). The percentage of our portfolio allocated to the Liquid Investments strategy managed by Nuveen Asset Management will be at the discretion of Churchill, our investment sub-adviser. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage our Liquid Investment allocation will be payable by Churchill and will not impact the advisory fees payable by our shareholders.

The NAM Sub-Advisory Agreement will remain in effect for an initial two year period from January 29, 2024, its effective date, and thereafter from year-to-year, subject to approval by our Board or a vote of a majority of our outstanding voting securities, and by approval of a majority of the independent directors.

Amended DRIP

In connection with the IPO, our Board approved the Amended DRIP, which became effective on January 29, 2024, concurrent with the consummation of the IPO.

The Amended DRIP changed the dividend reinvestment plan from an “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders that acquired their shares in the IPO and do not “opt out” of the Amended DRIP will have their cash distributions automatically reinvested in additional shares rather than receiving cash. Notwithstanding the foregoing, a shareholder’s election (or deemed election) under the dividend reinvestment plan, dated December 19, 2019, will remain in effect for such shareholder and no further action is required by such shareholder with respect to their election under the Amended DRIP.

With respect to each distribution under the Amended DRIP, our Board reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of participants in the Amended DRIP. If newly issued shares are used to implement the Amended DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such participant by the market price per share of our common stock at the close of regular trading of the NYSE on the distribution payment date, or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the distribution payment date exceeds the most recently computed NAV per share, we will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share). If shares are purchased in the open market to implement the Amended DRIP, the number of shares to be issued to a participant will be determined by dividing the dollar amount of the distribution payable to such participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution. Although each participant may from time to time have an undivided fractional interest in a share, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each participant’s account.
Entity Formation
On February 5, 2024 Nuveen Churchill BDC SPV V, LLC ("SPV V"), a wholly owned subsidiary of the Company, was formed.
2024 Debt Securitization

On February 9, 2024, we priced a term debt securitization (the “2024 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-III, LLC (the “2024 Issuer”), our direct, wholly-owned, consolidated subsidiary.

In connection with pricing of the 2024 Debt Securitization, on February 9, 2024, we and the 2024 Issuer entered into a Purchase and Placement Agreement (the “Purchase and Placement Agreement”) with Wells Fargo Securities, LLC, as initial purchaser

(in such capacity, the “Initial Purchaser”), pursuant to which the 2024 Issuer agreed to sell certain of the notes (the “2024 Notes”) to be issued pursuant to an indenture to the Initial Purchaser as part of the 2024 Debt Securitization. We expect that the 2024 Issuer will, on or around March 14, 2024 (the “Closing Date”), enter into such indenture with U.S. Bank Trust Company, National Association, as trustee.

The 2024 Notes consist of $2,000,000 of AAA Class X Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500,000 of AAA Class A Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500,000 of AA Class B Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970,000 of Subordinated Notes, which do not bear interest. We will directly retain all of the Subordinated Notes. The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under our direction, in our capacity as collateral manager of the 2024 Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the 2024 Debt Securitization. We expect that the 2024 Notes will mature on April 20, 2036.

The closing of the issuance of the 2024 Debt, pursuant to the Purchase and Placement Agreement, is subject to customary closing conditions, including that the closing occur on or prior to the Closing Date and that certain of the 2024 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, or any respective successor or successors thereto.

We will serve as collateral manager to the 2024 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
Chief Compliance Officer Appointment
On February 20, 2024, John D. McCally submitted his resignation as our Chief Compliance Officer to our Board, effective as of March 1, 2024. Mr. McCally will continue to serve as our Vice President and Secretary. In connection with the foregoing, on February 20, 2024, our Board appointed Charmagne Kukulka as our Chief Compliance Officer, effective as of March 1, 2024.
Charmagne Kukulka, 34, has been a Principal and Deputy Chief Compliance Officer at Churchill since May 2023. Ms. Kukulka is responsible to managing Churchill’s compliance program and provides compliance support in connection with regulatory matters affecting the business. Prior to joining Churchill, Ms. Kukulka was the Chief Compliance Officer at 13D Management LLC, specializing in investment adviser and investment company act rules and regulations from January 2022 to May 2023. She began her compliance career at Blackstone Inc., where she held various roles within the legal and compliance teams administering the compliance program for Blackstone’s registered funds platform from August 2013 to January 2022. Ms. Kukulka received her B.A. in Business and Corporate Communications from Arizona State University’s W.P. Carey School of Business.
There are no family relationships between Ms. Kukulka and any of our director or executive officer, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, the rising interest rates, inflationary pressures, the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of December 31, 2023, on a fair value basis, approximately 5.39% of our debt investments bear interest at a fixed rate and approximately 94.61% of our debt investments bear interest at a floating rate. As of December 31, 2023, 99.94% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our 2022 and 2023 Debt are also subject to floating interest rates and are currently paid based on floating SOFR rates. Additionally, our Subscription Facility, which expired on September 8, 2023, also paid based on a floating SOFR rate.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of the credit facilities, the 2022 Debt and the 2023 Debt using the outstanding balance as of December 31, 2023. Interest expense on the credit facilities, the 2022 Debt and the 2023 Debt is calculated using the interest rate as of December 31, 2023, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(46,978)	$(28,556)	$(18,422)
-200 Basis Points	$(31,319)	$(19,038)	$(12,281)
-100 Basis Points	$(15,660)	$(9,519)	$(6,141)
+100 Basis Points	$15,660	$9,519	$6,141
+200 Basis Points	$31,319	$19,038	$12,281
+300 Basis Points	$46,979	$28,556	$18,423

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Set forth below is an index to our financial statements attached to this Annual Report.
NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2024

We have served as the Company’s auditor since 2019.

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,666,169 and $1,225,573, respectively)	$1,641,686	$1,200,376
Cash and cash equivalents	67,395	39,270
Restricted cash	50	50
Due from adviser expense support (See Note 5)	—	1,147
Interest receivable	17,674	11,898
Receivable for investments sold	3,919	719
Contribution receivable	127	458
Prepaid expenses	13	41
Total assets	$1,730,864	$1,253,959

Liabilities
Secured borrowings (net of $7,941 and $5,675 deferred financing costs, respectively) (See Note 6)	$943,936	$699,772
Payable for investments purchased	—	56
Interest payable	9,837	8,812
Due to adviser expense support (See Note 5)	632	1,147
Management fees payable	3,006	2,211
Distributions payable	22,683	14,325
Directors’ fees payable	96	96
Accounts payable and accrued expenses	2,789	2,583
Total liabilities	$982,979	$729,002

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 41,242,105 and 28,650,548 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$412	$287
Paid-in-capital in excess of par value	776,719	548,600
Total distributable earnings (loss)	(29,246)	(23,930)
Total net assets	$747,885	$524,957

Total liabilities and net assets	$1,730,864	$1,253,959

Net asset value per share (See Note 9)	$18.13	$18.32

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$156,868	$79,868	$34,902
Payment-in-kind interest income	3,644	789	113
Dividend income	101	225	213
Other income	1,143	1,571	1,062
Total investment income	161,756	82,453	36,290

Expenses:
Interest and debt financing expenses	61,206	25,695	9,827
Management fees (See Note 5)	10,509	7,464	4,049
Professional fees	3,455	1,811	1,316
Directors' fees	383	383	383
Administration fees (See Note 5)	1,598	1,111	660
Other general and administrative expenses	751	684	324
Total expenses before expense support	77,902	37,148	16,559
Expense support (See Note 5)	(158)	(179)	(522)
Net expenses after expense support	77,744	36,969	16,037
Net investment income before excise taxes	84,012	45,484	20,253
Excise taxes	6	—	—
Net investment income	84,006	45,484	20,253

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(7,952)	(262)	819
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	714	(27,912)	6,194
Income tax (provision) benefit	(830)	(24)	—
Total net change in unrealized gain (loss)	(116)	(27,936)	6,194
Total net realized and unrealized gain (loss) on investments	(8,068)	(28,198)	7,013

Net increase (decrease) in net assets resulting from operations	$75,938	$17,286	$27,266

Per share data:
Net investment income per share - basic and diluted	$2.52	$1.95	$1.58
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.27	$0.74	$2.12
Weighted average common shares outstanding - basic and diluted	33,385,880	23,279,341	12,849,333
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$84,006	$45,484	$20,253
Net realized gain (loss) on investments	(7,952)	(262)	819
Net change in unrealized appreciation (depreciation) on investments	(116)	(27,936)	6,194
Net increase (decrease) in net assets resulting from operations	75,938	17,286	27,266
Shareholder distributions:
Distributions declared from net investment income	(81,206)	(44,567)	(20,320)
Net increase (decrease) in net assets resulting from shareholder distributions	(81,206)	(44,567)	(20,320)
Capital share transactions:
Issuance of common shares, net	218,542	174,964	209,140
Reinvestment of shareholder distributions, net	9,654	3,223	324
Net increase (decrease) in net assets resulting from capital share transactions	228,196	178,187	209,464
Total increase (decrease) in net assets	222,928	150,906	216,410
Net assets, at beginning of period	524,957	374,051	157,641
Net assets, at end of period	$747,885	$524,957	$374,051

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$75,938	$17,286	$27,266

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(589,000)	(502,250)	(610,690)
Proceeds from principal repayments and sales of investments	146,428	49,264	181,074
Payment-in-kind interest	(3,268)	(789)	(112)
Amortization of premium/accretion of discount, net	(2,708)	(1,762)	(1,013)
Net realized (gain) loss on investments	7,952	262	(819)
Net change in unrealized (appreciation) depreciation on investments	(714)	27,912	(6,194)
Amortization of deferred financing costs	2,216	1,408	889
Amortization of offering costs	(23)	(82)	(68)
Changes in operating assets and liabilities:
Due from adviser expense support	1,147	1,504	(248)
Interest receivable	(5,776)	(7,150)	(2,720)
Receivable for investments sold	(3,200)	4,488	(4,261)
Prepaid expenses	28	23	(26)
Other assets	—	—	128
Payable for investments purchased	(56)	(25,688)	25,744
Interest payable	1,025	6,739	797
Due to adviser expense support	(515)	(1,504)	248
Management fees payable	795	835	848
Accounts payable and accrued expenses	206	1,660	38
Net cash provided by (used in) operating activities	(369,525)	(427,844)	(389,119)

Cash flows from financing activities:
Proceeds from issuance of common shares	218,896	174,588	209,208
Shareholder distributions	(63,194)	(34,659)	(14,712)
Proceeds from secured borrowings	810,900	762,200	329,400
Repayments of secured borrowings	(564,470)	(466,800)	(111,535)
Payments of deferred financing costs	(4,482)	(3,401)	(664)
Net cash provided by (used in) financing activities	397,650	431,928	411,697

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	28,125	4,084	22,578
Cash and Cash Equivalents and Restricted Cash, beginning of period	39,320	35,236	12,658
Cash and Cash Equivalents and Restricted Cash, end of period	$67,445	$39,320	$35,236

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57,965	$17,548	$9,735

Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$9,654	$3,223	$324

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$67,395	$39,270	$35,186
Restricted cash	50	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$67,445	$39,320	$35,236

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 6.50%	12.04%	10/31/2025	$14,657	$14,592	$14,311	1.91%
Arotech	(6) (12)	First Lien Term Loan	S + 6.25%	11.70%	10/22/2026	9,202	9,127	8,945	1.20%
Arotech (Delayed Draw)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	10/22/2026	448	446	435	0.06%
Loc Performance Products	(6) (12)	First Lien Term Loan	S + 5.25%	10.71%	12/22/2026	6,557	6,502	6,270	0.84%
Precision Aviation Group	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.12%	12/21/2029	15,039	14,740	14,740	1.97%
Precision Aviation Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.12%	12/21/2029	4,961	(49)	(99)	(0.01%)
Turbine Engine Specialist, Inc	(12)	Subordinated Debt	S + 9.50%	14.96%	3/1/2029	2,556	2,494	2,509	0.33%
Valkyrie	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,836	2,792	2,740	0.37%
Total Aerospace & Defense							50,644	49,851	6.67%

Automotive
American Auto Auction Group	(6) (12)	First Lien Term Loan	S + 5.00%	10.50%	12/30/2027	10,520	10,443	10,266	1.37%
Classic Collision (Delayed Draw) (Incremental Tranche A-4)	(11) (12)	First Lien Term Loan	S + 5.75%	11.29%	1/14/2026	25,225	3,304	3,016	0.40%
Classic Collision (Delayed Draw) (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.29%	1/14/2026	6,941	6,941	6,847	0.92%
Classic Collision (Incremental)	(6) (12)	First Lien Term Loan	S + 5.75%	11.29%	1/14/2026	7,751	7,707	7,646	1.02%
Collision Right	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.50%	4/14/2028	5,294	5,269	5,282	0.71%
Collision Right	(12)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	1,411	1,380	1,371	0.18%
Collision Right (Delayed Draw)	(12)	Subordinated Debt	N/A	9.00% (Cash) 3.75% (PIK)	10/14/2028	996	985	968	0.13%
Covercraft	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,478	7,373	6,892	0.92%
Covercraft (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	4,386	—	(344)	(0.04%)
High Bar Brands	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	2,088	2,035	2,036	0.27%
High Bar Brands (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	596	(7)	(15)	—%
JEGS Automotive	(6)	First Lien Term Loan	S + 6.00%	11.46%	12/22/2027	3,999	3,970	3,381	0.45%
OEP Glass Purchaser	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.55%	4/18/2028	12,563	12,467	12,508	1.67%
Randys Holdings, Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	11,138	10,943	10,997	1.47%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	3,750	—	(47)	(0.01%)
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

S&S Truck Parts	(6)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	6,858	6,803	6,779	0.91%
S&S Truck Parts	(13)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,159	1,150	1,146	0.15%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,724	1,576	1,556	0.21%
Total Automotive							82,339	80,284	10.73%

Banking, Finance, Insurance, Real Estate
Coding Solutions Acquisitions	(6) (9)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	6,432	6,380	6,304	0.84%
Coding Solutions Acquisitions (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	1,966	1,966	1,927	0.26%
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 1.00%	6.66% (Cash) 6.00% (PIK)	9/8/2027	6,858	6,812	5,916	0.79%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.75%	11.25%	10/14/2028	7,166	7,109	7,003	0.94%
Risk Strategies (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	11.00%	11/2/2026	14,869	14,869	14,606	1.95%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.12%	3/26/2027	14,656	14,628	14,326	1.92%
World Insurance Associates (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.35%	4/3/2028	14,881	14,869	14,841	1.98%
Total Banking, Finance, Insurance, Real Estate							66,633	64,923	8.68%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.60%	9/25/2029	17,282	16,958	16,940	2.27%
Bardstown PPC Holdings LLC	(12)	Subordinated Debt	S + 7.75%	13.18%	8/28/2027	9,300	9,154	9,154	1.22%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.20%	9/28/2027	9,800	9,739	9,800	1.31%
Dessert Holdings	(6) (9) (12)	Subordinated Debt	S + 7.25%	12.72%	6/10/2029	9,000	8,874	7,628	1.02%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	10.07% (Cash) 5.13% (PIK)	4/3/2029	3,853	3,772	3,765	0.50%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.98% (Cash) 5.13% (PIK)	4/3/2029	914	891	893	0.12%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	769	752	752	0.10%
Handgards	(6) (13)	First Lien Term Loan	S + 7.00%	12.54%	10/14/2026	14,513	14,364	14,513	1.94%
Harvest Hill Beverage Company	(12)	Subordinated Debt	S + 9.00%	14.46%	2/28/2029	3,640	3,540	3,573	0.48%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	10.03%	7/30/2025	2,858	2,844	2,712	0.36%
Palmetto Acquisitionco, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	13,314	13,091	13,085	1.74%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	4,842	1,169	1,103	0.15%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.71%	8/13/2027	14,700	14,554	14,852	1.99%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.96%	8/13/2027	4,454	4,432	4,400	0.59%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Summit Hill Foods	(6)	First Lien Term Loan	S + 6.00%	11.39%	11/29/2029	9,835	9,689	9,690	1.30%
Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	1,773	—	(17)	—%
Sunny Sky Products	(12) (13)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	7,093	7,025	7,026	0.94%
Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	3,256	3,236	3,241	0.43%
Watermill Express, LLC (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	314	315	313	0.04%
Total Beverage, Food & Tobacco							124,399	123,423	16.50%

Capital Equipment
Crete Mechanical Group	(6)	First Lien Term Loan	S + 5.00%	10.37%	5/19/2028	4,823	4,785	4,708	0.63%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	10.37%	5/19/2028	2,846	2,807	2,778	0.37%
Crete Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.37%	5/19/2028	7,153	5,710	5,539	0.74%
EFC Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,167	3,083	3137	0.42%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	6,467	6,428	6,382	0.85%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	5,608	5,589	5,533	0.74%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	2,571	2,571	2,537	0.34%
Ovation Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	8,035	7,876	7,949	1.06%
Ovation Holdings, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	1,899	1,535	1,536	0.21%
Precision Surfacing	(12)	First Lien Term Loan	N/A	15.00%	6/30/2024	713	713	713	0.09%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.52%	11/1/2028	8,735	8,711	8,664	1.16%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.47%	11/1/2028	1,068	1,059	1,059	0.14%
Repipe Specialists	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,433	2,393	2,207	0.30%
Repipe Specialists (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	901	210	126	0.01%
RTH Buyer LLC (dba Rhino Tool House)	(12) (13)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	8,052	7,902	7,986	1.07%
RTH Buyer LLC (dba Rhino Tool House) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	1,885	956	949	0.13%
Total Capital Equipment							62,328	61,803	8.26%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Chemicals, Plastics, & Rubber
Ascensus	(12) (15)	Subordinated Debt	S + 6.50%	12.18%	8/2/2029	9,000	8,935	8,691	1.16%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.25%	9.71%	6/30/2028	9,731	9,589	8,776	1.17%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 4.50%	10.04%	12/28/2025	2,064	2,073	1,996	0.27%
Chroma Color Corporation (dba Chroma Color)	(6) (13)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	6,314	6,197	6,199	0.83%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	1,379	(12)	(25)	—%
Spartech	(6) (9) (12) (13)	First Lien Term Loan	S + 4.75%	10.16%	5/6/2028	14,768	14,699	11,898	1.59%
Total Chemicals, Plastics, & Rubber							41,481	37,535	5.02%

Construction & Building
Allstar Holdings	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,114	2,053	2,054	0.27%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,043	2,803	2,745	0.37%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,188	(88)	(175)	(0.02%)
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.21%	7/30/2027	10,153	10,083	10,153	1.36%
Gannett Fleming	(6) (13)	First Lien Term Loan	S + 6.60%	11.95%	12/20/2028	9,900	9,730	9,913	1.32%
MEI Rigging & Crating	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	11,431	11,212	11,329	1.51%
MEI Rigging & Crating (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	1,814	(8)	(16)	—%
Royal Holdco Corporation (Delayed Draw A)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	4,690	4,303	4,246	0.57%
Royal Holdco Corporation (Delayed Draw B)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	3,134	(7)	(45)	(0.01%)
Royal Holdco Corporation (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	3,118	3,074	3,073	0.41%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	9,315	9,183	9,128	1.22%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	4,915	3,259	3,193	0.43%
WSB Engineering Holdings Inc.	(12) (13)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	6,519	6,426	6,424	0.86%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	4,357	(31)	(64)	(0.01%)
Total Construction & Building							61,992	61,958	8.28%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	S + 4.50%	9.96%	6/28/2025	5,668	5,641	4,284	0.57%
Petmate	(6) (9) (12)	First Lien Term Loan	S + 5.50%	11.23%	9/15/2028	9,825	9,753	5,846	0.78%
Xpressmyself.com LLC (a/k/a SmartSign)	(6) (13)	First Lien Term Loan	S + 5.50%	10.98%	9/7/2028	9,875	9,796	9,701	1.30%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Xpressmyself.com LLC (a/k/a SmartSign)	(6)	First Lien Term Loan	S +5.75%	11.22%	9/7/2028	5,025	4,932	4,983	0.67%
Total Consumer Goods: Durable							30,122	24,814	3.32%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.98%	9/10/2027	12,604	12,522	12,192	1.63%
Arcadia Consumer Health (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	9/10/2027	2,256	2,216	2,251	0.30%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	S + 4.50%	10.03%	1/7/2024	3,800	3,800	3,800	0.51%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	11.73%	3/1/2027	7,744	7,696	7,081	0.95%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	12.23%	3/1/2027	6,880	6,831	6,291	0.84%
Protective Industrial Products (“PIP”)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.47%	12/29/2027	4,860	4,684	4,909	0.66%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	6,789	6,733	6,335	0.85%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	3,125	(24)	(209)	(0.03%)
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	2,505	2,489	2,505	0.33%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	7,275	7,256	7,275	0.97%
Ultima Health Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,734	1,706	1,704	0.23%
Total Consumer Goods: Non-durable							55,909	54,134	7.24%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.28%	10/7/2026	14,696	14,663	14,398	1.93%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.29%	10/7/2026	116	114	114	0.02%
Five Star Packing	(6) (13) (15)	First Lien Term Loan	S + 4.25%	9.63%	5/6/2029	7,576	7,482	7,482	1.00%
Good2Grow	(12) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/1/2027	6,362	6,270	6,362	0.85%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	12/1/2027	9,265	9,201	9,137	1.22%
Oliver Packaging	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,471	2,377	0.32%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	3,328	3,295	3,296	0.44%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S +5.50%	11.23%	12/17/2025	2,983	2,968	2,921	0.39%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.23%	12/17/2025	7,275	7,236	7,123	0.95%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.98%	12/17/2025	4,409	4,354	4,375	0.58%
Specialized Packaging Group (Incremental)	(7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.78%	12/17/2025	6,894	6,798	6,751	0.90%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Total Containers, Packaging & Glass							64,852	64,328	8.60%

Energy: Electricity
MGM Transformer Company (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	6,388	(16)	(92)	(0.01%)
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	23,612	23,259	23,271	3.11%
National Power	(12) (13)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	5,674	5,589	5,593	0.75%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	3,051	(7)	(44)	(0.01%)
Total Energy: Electricity							28,825	28,728	3.84%

Environmental Industries
Impact Environmental Group	(12) (13)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	6,776	6,650	6,721	0.90%
Impact Environmental Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	3,166	2,770	2,759	0.37%
Impact Environmental Group (Incremental)	(12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	1,736	1,703	1,722	0.23%
Impact Environmental Group (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	6,822	(32)	(55)	(0.01%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(6) (13)	First Lien Term Loan	S + 5.25%	10.73%	8/31/2028	6,648	6,596	6,518	0.87%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	8,550	8,426	8,429	1.13%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	6,429	(15)	(91)	(0.01%)
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.23%	11/30/2027	4,872	4,840	4,847	0.64%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S +5.75%	11.22%	11/30/2027	5,028	—	(25)	—%
The Facilities Group	(9) (13)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	9,051	8,963	9,006	1.20%
The Facilities Group (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	4,952	4,952	4,927	0.66%
Total Environmental Industries							44,853	44,758	5.98%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	10.20%	12/17/2027	7,872	7,817	7,048	0.94%
Anne Arundel	(12)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,247	2,656	0.36%
Anne Arundel	(12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	1,972	1,957	1,776	0.24%
Anne Arundel (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	2,396	2,022	1,790	0.24%
Forefront Dermatology	(6) (9) (12) (15)	First Lien Term Loan	S + 4.25%	9.63%	4/1/2029	3,315	3,268	3,215	0.43%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	5,959	5,922	5,839	0.78%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Genesee Scientific (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	1,560	1,560	1,528	0.20%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	12/8/2027	6,401	6,359	6,255	0.84%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	2,002	2,002	1,957	0.26%
GHR Healthcare (Incremental)	(13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	4,983	4,904	4,869	0.65%
Health Management Associates	(12) (13)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	8,307	8,154	8,233	1.10%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	1,499	444	460	0.06%
Heartland Veterinary Partners LLC (Incremental)	(12)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	1,900	1,872	1,875	0.25%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(12)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	9,500	9,500	9,377	1.25%
HemaSource Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,153	5,147	0.69%
InfuCare RX	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.95%	1/4/2028	9,248	9,182	9,045	1.21%
MDC Intermediate Holdings II, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,749	1,711	1,690	0.23%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	721	160	143	0.02%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	8/20/2027	9,021	8,962	8,790	1.18%
PromptCare	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	8,204	8,121	8,079	1.08%
PromptCare (Delayed Draw)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	1,278	1,271	1,258	0.17%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.50%	5/28/2027	7,680	7,627	7,552	1.01%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (10) (12)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,240	3,240	0.43%
Quorum Health Resources, LLC (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,201	3,240	0.43%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.28%	9/19/2028	8,958	8,729	8,854	1.18%
Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.52%	9/19/2028	10,122	9,924	10,004	1.34%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(6) (13)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	7,474	7,408	7,382	0.99%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	2,443	1,558	1,528	0.21%
SM Wellness Holdings, Inc	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.14%	4/15/2028	14,665	14,573	14,187	1.90%
Thorne HealthTech	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	10/16/2030	10,652	10,549	10,553	1.41%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	15,523	15,368	15,369	2.05%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	4,085	—	(40)	(0.01%)
US Fertility	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	12,391	12,084	12,066	1.61%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	3,378	3,323	3,298	0.44%
Wellspring Pharmaceutical (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,571	1,561	1,534	0.21%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.18%	8/22/2028	3,756	(16)	(55)	(0.01%)
Wellspring Pharmaceutical (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.18%	8/22/2028	1,246	1,223	1,228	0.16%
Young Innovations (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	3,448	—	(34)	—%
Young Innovations	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	16,552	16,386	16,391	2.19%
Total Healthcare & Pharmaceuticals							210,326	207,327	27.72%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	8,021	7,870	7,951	1.06%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	3,225	(15)	(28)	—%
Argano, LLC	(6)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	5,634	5,602	5,510	0.74%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	2,494	2,494	2,440	0.33%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	1,705	1,676	1,667	0.22%
Diligent Corporation	(6) (9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	12,469	12,451	12,366	1.65%
Diligent Corporation	(9) (12) (13)	First Lien Term Loan	S + 5.75%	11.28%	7/31/2025	3,387	3,372	3,334	0.45%
Diligent Corporation	(9) (12)	First Lien Term Loan	S + 5.75%	11.28%	8/4/2025	1,476	1,469	1,453	0.19%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	168	168	166	0.02%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	106	106	105	0.01%
Eliassen Group LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.85%	4/14/2028	12,069	11,976	12,083	1.62%
Eliassen Group LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.85%	4/14/2028	2,771	864	872	0.11%
Evergreen Services Group II (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	13,014	8,495	8,342	1.11%
Evergreen Services Group II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	16,156	15,917	15,926	2.13%
Exterro	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	11.03%	6/1/2027	9,474	9,462	9,503	1.27%
Fineline Merger	(12)	Subordinated Debt	S + 9.26%	14.61%	8/22/2028	2,453	2,427	2,453	0.33%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.38%	10.87%	12/21/2027	11,572	11,490	11,409	1.53%
Go Engineer (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.38%	10.87%	12/21/2027	3,152	3,130	3,107	0.42%
Infinite Electronics (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.88%	3/2/2028	6,313	6,152	6,100	0.82%
Infobase Acquisition, Inc.	(6) (13)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	4,331	4,297	4,297	0.57%
Infobase Acquisition, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	721	—	(6)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	7,794	7,730	7,794	1.04%
ITSavvy LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	1,049	883	891	0.12%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.25%	10.78%	1/23/2025	5,787	5,787	5,787	0.77%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.99%	10/21/2026	4,733	4,704	4,708	0.63%
Revalize (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	4,243	4,232	4,064	0.54%
Revalize (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	1,090	1,083	1,044	0.14%
Revalize (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.25%	4/15/2027	244	243	234	0.03%
SmartWave	(6) (12)	First Lien Term Loan	S + 6.00%	11.53%	11/5/2026	9,214	9,145	7,744	1.04%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	1,786	1,760	1,700	0.23%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/28/2028	763	749	739	0.10%
Solve Industrial Motion Group (Delayed Draw)	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	2,046	2,046	1,947	0.26%
Total High Tech Industries							147,765	145,702	19.48%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	2,948	2,928	2,823	0.38%
Tinuiti (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	1,926	1,926	1,845	0.25%
Tinuiti (Delayed Draw) (Incremental)	(6) (12)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	9,863	9,863	9,445	1.26%
Wpromote	(13)	First Lien Term Loan	S + 5.75%	11.19%	10/21/2028	4,379	4,304	4,344	0.58%
Wpromote (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.19%	10/21/2028	588	(4)	(5)	—%
Total Media: Advertising, Printing & Publishing							19,017	18,452	2.47%

Media: Diversified & Production
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.96%	8/12/2027	2,887	2,867	2,752	0.37%
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.96%	8/12/2027	2,538	2,509	2,419	0.32%
Spectrio II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	8,143	8,100	7,556	1.01%
Spectrio II (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	2,893	2,875	2,684	0.36%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	441	440	407	0.06%
Total Media: Diversified & Production							16,791	15,818	2.12%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Retail
Syndigo	(6)	First Lien Term Loan	S + 4.50%	9.97%	12/14/2027	5,835	5,850	5,747	0.77%
Total Retail							5,850	5,747	0.77%

Services: Business
ALKU Intermediate Holdings, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.61%	5/23/2029	4,519	4,434	4,480	0.60%
Apex Companies Holdings, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,964	3,879	3,953	0.53%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,197	69	79	0.01%
ARMstrong (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	3,847	(28)	(55)	(0.01%)
ARMstrong	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	11,447	11,279	11,284	1.51%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.47%	9/30/2027	10,000	9,858	10,000	1.34%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.47%	9/30/2027	2,500	2,500	2,500	0.33%
Bounteous	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	5,347	5,310	5,083	0.68%
Bounteous	(6) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	2,189	2,173	2,080	0.28%
Bounteous (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	2,768	2,750	2,631	0.35%
Bounteous (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	4,467	—	(221)	(0.03%)
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,483	3,424	3,369	0.45%
Bullhorn Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	10.96%	9/30/2026	13,706	13,609	13,706	1.83%
BusinesSolver	(6) (9) (12)	First Lien Term Loan	S + 5.50%	10.96%	12/1/2027	7,741	7,686	7,738	1.03%
BusinesSolver (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.96%	12/1/2027	1,149	176	179	0.02%
Career Now	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/27/2027	3,277	3,237	2,425	0.32%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	308	306	308	0.04%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	2,295	2,283	2,295	0.31%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	210	210	210	0.03%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	8,174	8,037	8,217	1.10%
CrossCountry Consulting (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	3,320	(26)	17	—%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	9/16/2028	7,491	7,368	7,290	0.97%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	11.03%	9/16/2028	2,384	2,365	2,320	0.31%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.50%	9/16/2028	1,567	(7)	(13)	—%
D&H United Fueling Solutions (Incremental)	(6) (13)	First Lien Term Loan	S + 6.00%	11.50%	9/16/2028	3,465	3,401	3,436	0.46%
E78	(6)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	5,600	5,560	5,489	0.74%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

E78	(13)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	1,438	1,426	1,409	0.19%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	4,210	4,180	4,127	0.55%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	3,550	979	909	0.12%
Evergreen Services Group	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	11,966	11,766	11,733	1.57%
Evergreen Services Group (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	2,863	2,839	2,807	0.38%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	9,192	9,144	9,192	1.23%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	1,531	1,531	1,531	0.20%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	3,794	3,771	3,794	0.51%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(9) (12) (13)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	9,667	9,526	9,528	1.27%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	9,314	1,179	1,067	0.14%
KRIV Acquisition, Inc	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	10,764	10,476	10,453	1.40%
KRIV Acquisition, Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	1,607	(19)	(46)	(0.01%)
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	S + 6.00%	11.45%	12/17/2025	7,342	7,308	7,259	0.97%
Lion Merger Sub Inc (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 6.00%	11.45%	12/17/2025	7,317	7,252	7,234	0.97%
LSCS Holdings Inc.	(6) (13) (15)	First Lien Term Loan	S + 4.50%	9.86%	12/16/2028	9,800	9,762	9,675	1.30%
LYNX FRANCHISING, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.47%	12/23/2026	9,800	9,725	9,699	1.30%
Micronics	(12)	Subordinated Debt	S + 5.25%	10.00%	2/17/2027	2,450	2,401	2,401	0.32%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	13.39%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	7.32% (Cash) 4.75% (PIK)	5/30/2028	837	837	837	0.11%
Phaidon International	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.96%	8/22/2029	14,010	13,892	14,010	1.88%
Plaze	(12)	Subordinated Debt	S + 7.50%	12.97%	7/7/2028	13,500	13,201	12,465	1.67%
Scaled Agile	(6) (9)	First Lien Term Loan	S + 5.50%	10.95%	12/16/2028	7,936	7,875	7,623	1.02%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	12/16/2028	390	390	375	0.05%
Smile Brands	(12)	Subordinated Debt	S + 8.50%	14.99% (PIK)	4/12/2028	9,947	9,866	8,665	1.16%
Soliant Health	(6)	First Lien Term Loan	S + 4.00%	9.47%	4/1/2028	2,628	2,615	2,628	0.35%
Technical Safety Services	(6) (13)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,772	6,716	6,712	0.90%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,404	3,903	3,918	0.52%
Technical Safety Services (Incremental)	(12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	1,890	1,863	1,873	0.25%
TouchTunes Interactive	(6) (13) (15)	First Lien Term Loan	S + 5.00%	10.35%	4/2/2029	9,875	9,793	9,825	1.31%
Transit Buyer LLC (dba“Propark”)	(6) (13)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	6,823	6,705	6,801	0.91%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	3,125	1,275	1,318	0.18%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	2,978	2,958	2,939	0.39%
Trilon Group, LLC	(6) (13)	First Lien Term Loan	S + 6.25%	11.75%	5/27/2029	7,406	7,345	7,311	0.98%
Trilon Group, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	3,733	3,661	3,685	0.49%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	7,425	7,425	7,330	0.98%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	1,985	1,985	1,959	0.26%
Trilon Group, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	6,373	1,935	1,884	0.25%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.14%	6/29/2027	4,582	4,544	4,515	0.60%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	151	149	150	0.02%
Vital Records Control (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	183	181	182	0.03%
Total Services: Business							302,368	298,732	39.94%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	8,474	8,474	7,920	1.06%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,577	—	(103)	(0.01%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,714	—	(112)	(0.01%)
All My Sons	(6)	First Lien Term Loan	S + 4.75%	10.36%	10/25/2028	5,261	5,222	5,206	0.69%
COP Exterminators Acquisition, Inc.	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	838	816	816	0.11%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	652	(8)	(17)	—%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.75%	4/29/2029	9,875	9,778	9,616	1.29%
Fairway Lawns	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,730	2,662	2,659	0.35%
Fairway Lawns (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,287	5,867	5,704	0.76%
Legacy Service Partners, LLC (“LSP”)	(6) (12) (13)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	10,161	9,983	10,306	1.38%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	4,734	3,949	4,037	0.54%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.50%	11.18%	6/15/2028	3,929	3,898	3,945	0.53%
Liberty Buyer (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	11.18%	6/15/2028	744	295	298	0.04%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	5,340	5,331	5,283	0.71%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	700	700	692	0.09%
NJEye LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	1,373	883	870	0.12%
NJEye LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	10.44%	3/14/2025	890	890	881	0.12%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.63%	6/6/2025	2,503	2,501	2,497	0.33%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.63%	6/6/2025	217	217	217	0.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

One World Fitness PFF LLC	(6)	First Lien Term Loan	S + 5.25%	10.70% (Cash) 1.00% (PIK)	11/26/2025	3,872	3,873	3,637	0.48%
Perennial Services, Group, LLC	(6) (13)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	6,733	6,637	6,634	0.89%
Perennial Services, Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	6,025	6,011	5,937	0.79%
Total Services: Consumer							77,979	76,923	10.29%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	4,351	4,280	4,370	0.59%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.89%	7/18/2028	4,938	4,938	4,959	0.66%
Total Sovereign & Public Finance							9,218	9,329	1.25%

Telecommunications
BCM One	(6)	First Lien Term Loan	S + 4.50%	9.96%	11/17/2027	6,074	6,074	5,966	0.80%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.96%	11/17/2027	1,827	1,827	1,794	0.24%
MBS Holdings, Inc.	(9) (13)	First Lien Term Loan	S + 6.25%	11.71%	4/16/2027	1,828	1,797	1,824	0.24%
Mobile Communications America Inc	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	18,505	18,232	18,241	2.44%
Mobile Communications America Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	5,970	(43)	(85)	(0.01%)
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	4/16/2027	10,054	9,992	9,891	1.32%
Momentum Telecom II (Incremental)	(9) (12)	First Lien Term Loan	S + 6.50%	11.96%	4/16/2027	1,314	1,290	1,320	0.18%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	S + 6.00%	11.53%	11/20/2025	6,650	6,627	6,650	0.89%
Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 5.50%	11.04%	4/1/2028	7,157	7,105	6,515	0.87%
Total Telecommunications							52,901	52,116	6.97%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	11.53%	12/23/2026	9,875	9,725	9,616	1.29%
Kenco Group, Inc.	(6) (13)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	8,498	8,349	8,498	1.14%
Kenco Group, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	1,416	(24)	—	—%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	258	257	254	0.03%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.54%	5/3/2025	895	891	877	0.12%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	181	180	178	0.02%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	4,367	4,350	4,306	0.57%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.50%	11.90%	5/3/2025	1,359	1,343	1,340	0.18%
RoadOne (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(18)	(28)	—%
RoadOne	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,699	4,579	4,604	0.62%
SEKO Global Logistics	(12)	Subordinated Debt	S + 9.00%	6.04% (Cash) 4.50% (PIK)	6/30/2027	5,840	5,765	5,676	0.76%
SEKO Global Logistics	(12)	Subordinated Debt	S + 9.00%	9.86% (Cash) 4.50% (PIK)	6/30/2027	4,053	3,997	3,939	0.53%
SEKO Global Logistics	(6)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	1,125	1,118	1,115	0.15%
SEKO Global Logistics (Delayed Draw)	(12)	Subordinated Debt	S + 9.00%	6.04% (Cash) 4.50% (PIK)	6/30/2027	912	912	887	0.12%
SEKO Global Logistics (Delayed Draw) (Incremental)	(12)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	4,485	4,485	4,444	0.59%
SEKO Global Logistics (Incremental)	(6) (13)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	1,517	1,506	1,503	0.20%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.08%	3/19/2027	2,780	2,719	2,642	0.35%
Total Transportation: Cargo							50,134	49,851	6.67%

Transportation: Consumer
American Student Transportaton Partners, Inc	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	2,081	2,027	2,026	0.27%
Total Transportation: Consumer							2,027	2,026	0.27%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	5,000	4,927	4,981	0.67%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	1,671	(4)	(7)	—%
Pinnacle Supply Partners, LLC	(6) (13)	First Lien Term Loan	S +6.00%	11.47%	4/3/2030	6,332	6,214	6,287	0.84%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S +6.00%	11.47%	4/3/2030	3,636	(30)	(26)	—%
TPC Wire & Cable	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,240	2,220	2,215	0.29%
TPC Wire & Cable (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	913	911	902	0.12%
Total Utilities: Electric							14,238	14,352	1.92%

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(6) (13)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	7,961	7,822	7,973	1.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	1,979	(34)	3	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(6) (13)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	6,525	6,412	6,569	0.88%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	3,397	3,383	3,420	0.46%
Total Wholesale							17,583	17,965	2.40%

Total Debt Investments							1,640,574	1,610,879	215.39%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(8) (12) (14) (16)	Class A-1 Units	9/1/2023	1,530,000	1,530	1,614	0.22%
Total Aerospace & Defense					1,530	1,614	0.22%

Automotive
Covercraft	(8) (12) (14)	Covercraft Equity	8/20/2021	768	768	357	0.05%
High Bar Brands	(8) (10) (12) (14)	Class A Units	12/19/2023	303,000	303	303	0.04%
S&S Truck Parts	(8) (12) (14)	Partnership Units	3/31/2022	4	378	299	0.04%
S&S Truck Parts	(8) (12) (14)	Pegasus Units	8/1/2022	78,541	79	62	0.01%
Total Automotive					1,528	1,021	0.14%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (10) (12)	Common	7/13/2022	14,777	1,860	2,114	0.28%
Fresh Edge - Common	(8) (12) (14)	Class B Common Units	10/3/2022	667	—	99	0.01%
Fresh Edge - Preferred	(8) (12) (14)	Class A Preferred Units	10/3/2022	667	667	745	0.10%
Tech24	(8) (12) (14)	Company Unit	10/5/2023	954	954	954	0.13%
Total Beverage, Food & Tobacco					3,481	3,912	0.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Crete Mechanical Group	(8) (12) (14)	Equity Co-Investment	5/7/2022	23	230	534	0.07%
EFC Holdings, LLC	(8) (10) (12) (14)	Class A Common Units	2/28/2023	148	60	113	0.02%
EFC Holdings, LLC	(8) (10) (12) (14)	Series A Preferred Units	2/28/2023	148	148	158	0.02%
Precision Surfacing - Common	(8) (10) (12) (14)	Common Units	10/3/2022	3,750,000	3,750	6,513	0.87%
Repipe Specialists	(8) (12) (14)	Purchased Units	3/18/2022	239	239	6	—%
Total Capital Equipment					4,427	7,324	0.98%

Construction & Building
Erie Construction	(8) (12)	Common	7/27/2021	166	166	606	0.08%
Gannett Fleming	(8) (12) (14)	Series F Units	5/26/2023	569,505	570	830	0.11%
Gannett Fleming	(8) (12) (14) (16)	Limited Partnership Interests	12/20/2022	424,742	425	619	0.08%
Total Construction & Building					1,161	2,055	0.27%

Consumer Goods: Non-durable
FoodScience	(8) (12) (14)	Class B Units	3/1/2021	5,168	5	—	—%
FoodScience	(8) (12) (14)	Class A Units	3/1/2021	98	98	51	0.01%
Ultima Health Holdings, LLC	(8) (12) (14)	Preferred Units	9/12/2022	15	170	158	0.02%
Total Consumer Goods: Non-durable					273	209	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (12) (14)	Class A Common Units	7/6/2022	10,230	1,023	640	0.09%
Specialized Packaging Group	(7) (8) (10) (12) (14)	Class A Units	12/17/2020	147,708	148	182	0.02%
Total Containers, Packaging & Glass					1,171	822	0.11%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (12) (14)	Class A2 Units (Common)	2/7/2023	245	245	177	0.02%
Anne Arundel	(8) (12) (14)	AA Equity Co-Invest	9/14/2023	12,175	880	2	—%
Health Management Associates	(8) (12) (14)	Class A Common Units	3/31/2023	399,904	400	427	0.06%
REP HS Topco Holdings (HemaSource Inc.)	(8) (12) (14)	LP Interests	8/31/2023	577,000	577	645	0.09%
Total Healthcare & Pharmaceuticals					2,102	1,251	0.17%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
ITSavvy LLC	(8) (12) (14)	Class A Common Units	8/8/2022	522	522	1,250	0.17%
Solve Industrial Motion Group	(8) (12) (14)	Solve Industrial Equity	6/30/2021	313	313	210	0.03%
Total High Tech Industries					835	1,460	0.20%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (12) (14)	Class A Membership Interests	1/31/2023	1,173	117	127	0.02%
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	888	0.12%
Career Now	(8) (12) (14)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
Career Now	(8) (12) (14)	Common Equity	9/30/2021	624	624	—	—%
E78	(8) (12) (14)	Class A Common Units	12/1/2021	816	860	835	0.11%
KRIV Acquisition, Inc	(8) (12) (14)	Class A Units	7/17/2023	790	790	930	0.12%
Output Services Group, Inc.	(8) (10) (12) (14)	Class A Units	11/30/2023	47,021	833	833	0.11%
Total Services: Business					4,099	3,613	0.48%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (9) (12) (14)	Limited Partnership Interests	8/8/2022	2,432	243	156	0.02%
COP Exterminators Investment, LLC	(8) (12) (14)	Class A Units	7/31/2023	997,000	1,117	1,163	0.16%
Legacy Service Partners, LLC (“LSP”)	(8) (12) (14)	Class B Units	1/9/2023	4,907	491	544	0.07%
Perennial Services Investors LLC	(8) (10) (12) (14)	Class A Units	9/8/2023	7,784	778	1,077	0.14%
Total Services: Consumer					2,629	2,940	0.39%

Sovereign & Public Finance
LMI Renaissance	(8) (12) (14)	Limited Partnership Interests	7/18/2022	633,980	634	1,370	0.18%
Total Sovereign & Public Finance					634	1,370	0.18%

Transportation: Cargo
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RoadOne - Common	(8) (12) (14)	Partnership Units	12/29/2022	1,173,220	939	1,525	0.20%
SEKO Global Logistics	(8) (12)	Seko Equity Co-Invest	12/30/2020	671,203	332	1,221	0.16%
Total Transportation: Cargo					1,271	2,746	0.36%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12) (14)	Limited Partnership Interest	9/11/2023	173,844	174	189	0.03%
Total Transportation: Consumer					174	189	0.03%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12) (14)	Subject Partnership Units	4/3/2023	279,687	280	281	0.04%
Total Utilities: Electric					280	281	0.04%

Total Equity Investments					25,595	30,807	4.12%

Portfolio Company (1) (2)	Interest Rate	Par Amount/Unit	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds Treasury	5.18%	46,784	46,784	46,784	6.26%
First American Government Obligations Fund	5.19%	32	32	32	—%
U.S. Bank National Association Money Market Deposit Account	2.05%	17,661	17,661	17,661	2.36%
Total Cash Equivalents			$64,477	$64,477	8.62%
Total Investments and Cash Equivalents			$1,730,646	$1,706,163	228.13%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.35%, 5.33%, 5.16%, and 4.77% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $747,885 as of December 31, 2023.
(6)Denotes that all or a portion of the assets are owned by CLO-I and/or CLO-II (each as defined in Note 1 "Organization"), which serve as collateral for the 2022 and 2023 Debt Securitization (as defined in the Notes). See Note 6 "Secured Debt".
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands)

(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group and Bakeovations Intermediate is Canada and the principal place of business for Phaidon International is the United Kingdom.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2023, the Company held forty-four restricted securities with an aggregate fair value of $30,807, or 4.12% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 4.24% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
(12)Denotes that all or a portion of the assets are owned by the Company or NCDL Equity Holdings (each as defined in Note 1 "Organization"). The Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future.
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
(15)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(16)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.

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
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $524,957 as of December 31, 2022.
(6)Denotes that all or a portion of the assets are owned by CLO-I (as defined in the Notes), which serve as collateral for the 2022 Debt (as defined in the Notes). See Note 6 "Secured Debt".
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
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
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
On December 31, 2019, immediately prior to the BDC election, the Company’s wholly owned subsidiary Nuveen Churchill BDC SPV I, LLC (“SPV I”) merged with Churchill Middle Market CLO V Ltd. (the “Predecessor Entity”), with SPV I as the surviving entity (the “Merger”). On May 20, 2022, SPV I completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-I, LLC (“CLO-I”). See Note 6, Secured Debt.
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
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”), with Churchill Asset Management LLC (the “Sub-Adviser” together with the Adviser, the "Advisers"). Under an administration agreement (the “Administration Agreement”), the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
Nuveen Churchill BDC SPV II, LLC (“SPV II”) and Nuveen Churchill BDC SPV III, LLC ("SPV III") were each formed on March 19, 2020 and commenced operations on September 21, 2020, the date of their first investment transaction. On December 7, 2023, SPV II completed a term debt securitization and, in connection therewith, changed its name to Churchill NCDLC CLO-II, LLC (“CLO-II”). See Note 6, Secured Debt. Nuveen Churchill BDC SPV IV, LLC (“SPV IV”) was formed on August 25, 2023. SPV III and SPV IV primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings LLC ("NCDL Equity Holdings") was formed on June 13, 2022 and commenced operations on October 5, 2022, the date of its first investment transaction. NCDL Equity Holdings was formed to hold certain equity-related securities. CLO-I, CLO-II, SPV III, SPV IV and NCDL Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2.
Beginning with its initial closing in March 2020, the Company conducted private offerings of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of December 31, 2023, as a result of these private offerings, the Company had received aggregate capital commitments totaling $906.4 million ($142.4 million remained undrawn), of which $100.0 million ($15.7 million remaining undrawn) were from TIAA. Subsequent to fiscal year ended December 31, 2023, the Company issued shares pursuant to its final drawdown notice and closed its initial public offering ("IPO"). See Note 11, Subsequent Events, for more information.

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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV III based on the terms of the Wells Fargo Financing Facility (as defined in Note 6 below). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.
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
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, defined further below in Note 5, undertakes a multi-step valuation process each quarter, as follows:
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. As of December 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK income provisions was $131,798 and $58,656, respectively, which represents approximately 8.03% and 4.89% of total investments at fair value, respectively. For the the years ended December 31, 2023, 2022, and 2021 the Company earned $3,644, $789, and $113 respectively, in PIK income provisions.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2023, 2022, and 2021, the Company earned $101, $225, and $213 respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2023, 2022, and 2021 the Company earned other income of $1,143 and $1,571, and $1,062 respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2023, there were no loans on non-accrual. As of December 31, 2022, the fair value of the loan on non-accrual status was $8,898, which represents approximately 0.74%, of total investments at fair value.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Offering Costs
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of applicable registration statements and offering materials. Offering costs are recognized as a deferred charge, are amortized on a straight-line basis over 12 months and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in capital upon each such offering. For the years ended December 31, 2023, 2022, and 2021 and the Company incurred offering costs of $23, $82, and $68 respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, SPV II, SPV III and SPV IV are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the year ended December 31, 2023, the Company incurred $6 of excise tax expense. The Company did not incur any excise tax expense for the years ended December 31, 2022 and 2021.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3. INVESTMENTS
As of December 31, 2023 and December 31, 2022, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,450,120	$1,427,492	86.95%	$1,071,012	$1,039,820	86.62%
Subordinated Debt[1]	$190,454	$183,387	11.17%	136,353	133,243	11.10%
Equity Investments	$25,595	$30,807	1.88%	18,208	27,313	2.28%
Total	$1,666,169	$1,641,686	100.00%	$1,225,573	$1,200,376	100.00%
1As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and 3,247 of structured debt at amortized cost.
As of December 31, 2022, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $87,224$, mezzanine debt of $43,331 and $2,688 of structured debt at fair value and second lien term loans and/or second lien notes of $89,070, mezzanine debt of $44,445 and $2,838 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2023 and December 31, 2022 was as follows:

Industry	December 31, 2023	December 31, 2022
Aerospace & Defense	3.13%	2.76%
Automotive	4.95%	6.14%
Banking, Finance, Insurance, Real Estate	3.95%	4.44%
Beverage, Food & Tobacco	7.76%	6.40%
Capital Equipment	4.21%	4.14%
Chemicals, Plastics, & Rubber	2.29%	2.88%
Construction & Building	3.90%	2.65%
Consumer Goods: Durable	1.51%	1.91%
Consumer Goods: Non-durable	3.31%	4.01%
Containers, Packaging & Glass	3.97%	3.80%
Energy: Electricity	1.75%	—%
Environmental Industries	2.73%	1.65%
Healthcare & Pharmaceuticals	12.72%	9.21%
High Tech Industries	8.97%	9.14%
Media: Advertising, Printing & Publishing	1.12%	1.25%
Media: Diversified & Production	0.96%	1.35%
Retail	0.35%	0.47%
Services: Business	18.43%	21.92%
Services: Consumer	4.86%	4.47%
Sovereign & Public Finance	0.65%	0.85%
Telecommunications	3.17%	4.09%
Transportation: Cargo	3.20%	3.62%
Transportation: Consumer	0.13%	—%
Utilities: Electric	0.89%	0.39%
Wholesale	1.09%	2.46%
Total	100.00%	100.00%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	1,613,815	1,589,384	96.82%	212.52%
Canada	38,462	38,292	2.33%	5.12%
United Kingdom	13,892	14,010	0.85%	1.87%
	1,666,169	1,641,686	100.00%	219.51%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	1,200,277	1,175,145	97.90%	223.86%
Canada	10,441	10,411	0.87%	1.98%
United Kingdom	14,855	14,820	1.23%	2.82%
	1,225,573	1,200,376	100.00%	228.66%
As of December 31, 2023 and December 31, 2022, on a fair value basis, 94.61% and 95.42%, respectively, of the Fund’s debt investments bore interest at a floating rate and 5.39% and 4.58%, respectively, of the Fund’s debt investments bore interest at a fixed rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2023 and December 31, 2022, according to the fair value hierarchy:

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$34,481	$1,393,011	$1,427,492
Subordinated Debt [1]	—	8,691	174,696	183,387
Equity Investments	—	—	30,807	30,807
Cash Equivalents	64,477	—	—	64,477
Total	$64,477	$43,172	$1,598,514	$1,706,163
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt.

As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$22,964	$1,016,856	$1,039,820
Subordinated Debt [1]	—	—	133,243	133,243
Equity Investments	—	—	27,313	27,313
Cash Equivalents	17,572	—	—	17,572
Total	$17,572	$22,964	$1,177,412	$1,217,948
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $87,224, mezzanine debt of $43,331 and $2,688 of structured debt.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments	513,487	65,296	9,110	587,893
Proceeds from principal repayments and sales of investments	(118,469)	(14,915)	(8,667)	(142,051)
Payment-in-kind interest	221	3,047	—	3,268
Amortization of premium/accretion of discount, net	1,386	426	833	2,645
Net realized gain (loss) on investments	(14,339)	238	6,112	(7,989)
Net change in unrealized appreciation (depreciation) on investments	8,871	(4,191)	(3,894)	786
Transfers out of Level 3 (1)	(23,350)	(8,448)	—	(31,798)
Transfers to Level 3 (1)	8,348	—	—	8,348
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2023	$364	$(4,167)	$2,154	$(1,649)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2023 and December 31, 2022 were as follows:

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,192,190	Yield Method	Market Yield Discount Rates	6.13%	18.73%	10.63%
First Lien Term Loans	19,519	Market Approach	EBITDA Multiple	6.50x	9.25x	7.21x
First Lien Term Loans	181,302	Recent Transactions	Transaction Price	59.50	100.00	97.52
Subordinated Debt	162,646	Yield Method	Market Yield Discount Rates	9.70%	24.91%	14.44%
Subordinated Debt	12,050	Recent Transaction	Transaction Price	84.75	98.01	89.53
Equity	158	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	29,390	Market Approach	EBITDA Multiple	6.50x	19.50x	10.96x
Equity	2	Market Approach	Blended EBITDA Multiple	13.25x	13.25x	13.25x
			Blended Revenue Multiple	1.40x	1.40x	1.40x
Total	$1,597,257
Equity investments in the amount of $1,257 at December 31, 2023 have been excluded from the table above as the investments are valued using a recent transaction.

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
Debt investments are generally valued using a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. A recent market trade, if applicable, will also be factored into the valuation.
Equity investments are generally valued using a market approach, which utilizes market value multiples (EBITDA or revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.

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
Financial Instruments disclosed but not carried at fair value
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy approximates their carrying values. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements. The fair value of the 2022 Notes and 2023 Notes (as defined in Note 6) was based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements. The carrying value and fair value of the Company’s debt obligations were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility (1)	$231,000	$231,000	$111,300	$111,300
SMBC Financing Facility (1)	37,377	37,377	252,147	252,147
Revolving Credit Facility	126,500	126,500	—	—
2022 Debt	342,000	338,345	342,000	328,705
2023 Debt	215,000	213,976	—	—
Total	$951,877	$947,198	$705,447	$692,152
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing costs.

5. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the investment advisory agreement with the Adviser. The Board, including all of the directors who are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Directors”), approved the investment advisory agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act. Subsequent to fiscal year ended December 31, 2023, the Company entered into an amended and restated investment advisory agreement that became effective on January 29, 2024 upon consummation of the IPO. See Note 11, Subsequent Events, for more information. The information below reflects the terms of the investment advisory agreement in effect as of December 31, 2023.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2023, 2022, and 2021 base management fees were $10,509, $7,464, and $4,049 respectively. As of December 31, 2023 and December 31, 2022, $3,006 and $2,211, respectively, of such base management fees, were unpaid and are included in Management fees payable in the accompanying consolidated statements of assets and liabilities. For the years ended December 31, 2023, 2022, and 2021 the Company was not entitled to any incentive fees under the Investment Advisory Agreement.
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
For the years ended December 31, 2023, 2022 and 2021 the Company incurred $1,598, $1,111, and $660 respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2023 and December 31, 2022, fees of $505 and $808, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Expense Support Agreement
On December 31, 2019, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement automatically terminated pursuant to its terms upon the consummation of the IPO on January 29, 2024. Under the Expense Support Agreement, the Adviser was able to pay certain expenses of the Company, provided that no portion of the payment was used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment was made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), the Company paid such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed. Available Operating Funds means the sum of (i) the Company’s net investment income (including net realized short-term capital gains reduced by net realized long-term capital losses), (ii) the Company’s net capital gains (including the excess of net realized long-term capital gains over net realized short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). The amount of the Reimbursement Payment for any calendar quarter was equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that were not been previously reimbursed by the Company to the Adviser.
No Reimbursement Payment for any calendar quarter was made if (1) the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment was less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment was greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The Operating Expense Ratio was calculated by dividing the Company’s operating costs and expenses incurred, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. The Company’s obligation to make a Reimbursement Payment automatically becomes a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The following table presents a cumulative summary of the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Expired Expense Support	Unreimbursed Expense Payments	Reimbursement Eligibility Expiration
December 31, 2019	$1,696	$—	$(1,696)	$—	December 31, 2022
March 31, 2020	182	—	(182)	—	March 31, 2023
June 30, 2020	3	(3)	—	—	June 30, 2023
September 30, 2020	466	(466)	—	—	September 30, 2023
December 31, 2020	56	(56)	—	—	December 31, 2023
March 31, 2021	97	(97)	—	—	March 31, 2024
June 30, 2021	62	(62)	—	—	June 30, 2024
September 30, 2021	47	(47)	—	—	September 30, 2024
December 31, 2021	42	(42)	—	—	December 31, 2024
March 31, 2022	71	(71)	—	—	March 31, 2025
June 30, 2022	54	(54)	—	—	June 30, 2025
September 30, 2022	67	(67)	—	—	September 30, 2025
June 30, 2023	136	(136)	—	—	June 30, 2026
Total	$2,979	$(1,101)	$(1,878)	$—
For the year ended December 31, 2023, the Company received $158, respectively, in expense support from the Adviser relating to offering costs and other general and administrative expenses. For the years ended December 31, 2022 and 2021 the Company received $179 and $522, respectively, in expense support from the Adviser relating to legal fees and offering costs.
For the year ended December 31, 2023, the Company reimbursed the Adviser for the remaining balance of $1,101 under the Expense Support Agreement, for previously supported expenses,of which $632 is included in Due to adviser expense support in the accompanying consolidated statements of assets and liabilities. There were no unpaid expense reimbursements to the Adviser as of December 31, 2023.
The cumulative amount of expense payments by the Adviser as of December 31, 2023 and December 31, 2022, are $2,979 and $2,843, respectively. As of December 31, 2023, there were no unreimbursed expense payments under the Expense Support Agreement.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. On December 9, 2019, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2023, 2022, and 2021, the Company incurred $383, $383, and $383, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2023 and December 31, 2022, $96 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, the Sub-Adviser and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Sub-Adviser and Administrator for such amounts paid on its behalf. Amounts payable to the Sub-Adviser and Administrator are settled in the normal course of business without formal payment terms. As of December 31, 2023 and December 31, 2022, the Company owed the Sub-Adviser and the Administrator $353 and $1,264 for reimbursements including the Company's allocable portion of overhead, which are included in Accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED DEBT
The Company, CLO-I, CLO-II, SPV III and SPV IV are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2023 and December 31, 2022, asset coverage was 178.57% and 174.41%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, CLO-II, SPV III, and SPV IV were in compliance with all covenants and other requirements of their respective agreements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Subscription Facility
On September 10, 2020, the Company entered into a revolving credit agreement (the “Subscription Facility Agreement” and the facility thereunder, the “Subscription Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as the administrative agent for certain secured parties, the syndication agent, the lead arranger, the book manager, the letter of credit issuer and the lender. The Subscription Facility had a maximum commitment of $50,000, subject to availability under the "Borrowing Base." The Borrowing Base was calculated based on the unfunded capital commitments of certain investors that had subscribed to purchase shares of the Company, to the extent the capital commitments of such investors also had been approved by SMBC for inclusion in the Borrowing base and met certain additional criteria. The Subscription Facility Agreement expired on September 8, 2023, and the Company fully paid down the outstanding balance including the accrued interest expense.
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
As of December 31, 2023 and December 31, 2022, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum.
SPV III, beginning May 5, 2022, has pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company, and SPV III have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
SMBC Financing Facility
On November 24, 2020, SPV II entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement. As a result, SPV II and SPV IV are collectively borrowers under the SMBC Financing Facility.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the Amendment date to the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of December 31, 2023 and December 31, 2022, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65%, and one-month SOFR plus 2.15%, respectively, per annum.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150 million from $300 million and SPV IV began borrowing under the SMBC Financing Facility.
SPV IV, beginning October 19, 2023, has pledged all of its assets to the collateral agent to secure their obligations under the SMBC Financing Facility. The Company, and SPV IV have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% on average daily undrawn amounts. As of December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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
CLO-II
On December 7, 2023 (the “Closing Date”), the Company completed a $298,060 term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, an indirect, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consist of $2,000 of AAA Class X 2023 Notes, which bear interest at the three-month Term SOFR plus 2.00%, $100,500 of AAA Class A-1 2023 Notes, which bear interest at the three-month Term SOFR plus 2.35%; $37,500 of AA Class B 2023 Notes, which bear interest at three-month Term SOFR plus 3.20% and approximately $83,060 of Subordinated 2023 Notes, which do not bear interest. The Company directly owns all of the Subordinated 2023 Notes and as such, these notes are eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-II Loan Agreement as lenders (the “Lenders”) committed to make $25,000 of AAA Class A-L-A 2023 Loans and $50,000 AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bear interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all or a portion of the Class A-L-A 2023 Loans held by such Lenders into Class A-1 2023 Notes upon written notice to CLO-II in accordance with the CLO-II Loan Agreement.
The 2023 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2028, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2023 Debt Securitization. The 2023 Notes are due on January 20, 2036, with the exception of the Class X Notes. The 2023 Loans are scheduled to mature, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on January 20, 2036.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The 2023 Debt is the secured obligation of CLO-II, and the indenture and the CLO-II Loan Agreement, as applicable, governing the 2023 Debt includes customary covenants and events of default. The 2023 Debt has not been, and will not be, registered under the Securities Act, or any state “blue sky” laws.
The Company serves as collateral manager to CLO-II under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
Summary of Secured Debt
The Company's debt obligations consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO-I	CLO-II	Revolving Credit Facility	Total
Total Commitment	$275,000	$150,000	$342,000	$215,000	$185,000	$1,167,000
Amount Outstanding (1)	231,000	37,377	342,000	215,000	126,500	951,877
Unused Portion (2)	44,000	112,623	—	—	58,500	215,123
Amount Available (3)	43,837	112,623	—	—	58,500	214,960
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2023, 2022, and 2021, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest expense	$57,980	$23,424	$7,398
Unused fees	1,010	863	1,277
Amortization of deferred financing costs	2,216	1,408	1,152
Total interest and debt financing expenses	$61,206	$25,695	$9,827
Average interest rate (1)	7.23%	4.29%	3.00%
Average daily borrowings	$816,221	$566,195	$287,288
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2023 and December 31, 2022:

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

	Payments Due by Period
As of December 31, 2022	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$111,300	$—	$—	$111,300	$—
Subscription Facility	—	—	—	—	—
SMBC Financing Facility	252,147	—	252,147	—	—
CLO-I	342,000	—	—	—	342,000
Total debt obligations	$705,447	$—	$252,147	$111,300	$342,000

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and December 31, 2022 for any such exposure.
As of December 31, 2023 and December 31, 2022, the Company had the following unfunded commitments to fund delayed draw loans and equity investments:

Portfolio Company	December 31, 2023	December 31, 2022
Affinity Hospice	$—	$1,981
Allstar Holdings	7,373	—
Anne Arundel	366	366
Apex Companies	1,115	—
ARMstrong	3,847	—
ASTP Holdings Co-Investment - Units	34	—
BCM One	—	70

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2023	December 31, 2022
Blackbird Purchaser, Inc.	—	2,709
Bounteous	4,467	4,467
BusinesSolver	970	1,939
Cadmus	—	511
Chroma Color	1,379	—
ClaimLogiq	3,225	—
Classic Collision	21,867	717
CMP Ren Partners I-A LP	15	—
Coding Solutions Acquisition Inc.	—	1,967
CollisionRight	—	506
Covercraft	4,386	4,386
Crete	1,443	2,726
CrossCountry Consulting	3,320	3,320
D&H United Fueling Solutions	1,567	—
DMC Power	1,671	—
E78	2,570	2,955
Elevation Labs	3,125	3,125
Eliassen Group, LLC	1,903	2,361
Engage	8,113	—
Ergotech (INS)	1,979	—
Evergreen Services Group	—	793
Evergreen Services Group II	4,488	—
EyeSouth	885	2,451
Fairway Lawns	419	6,171
Forefront Dermatology	—	112
Genesee Scientific LLC	—	2,027
GHR Healthcare	—	1,422
Health Management Associates	1,026	—
Heartland Veterinary Partners	—	9,500
High Bar Brands	596	—
Impact Environmental Group	7,203	—
Industrial Service Group	—	3,409
Infobase	721	721
ITSavvy	158	2,107
JEGS Automotive	—	930
Kenco	1,416	1,416
Legacy Service Partners	764	—
Leo Facilities	6,429	—
Liberty Group	449	449
MEI Buyer LLC	1,814	—
MGM Transformer Company	6,388	—
Mobile Communications America Inc	5,970	—
Mosaic Dental	553	—
National Power	3,051	—
NearU	3,291	3,686
NJEye, LLC	489	489
Online Labels Group	807	—
Ovation Holdings	343	—
Palmetto Exterminators	652	—
Patriot Growth	—	6,682
Pinnacle Supply Partners, LLC	3,636	—
Precision Aviation Group	4,961	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2023	December 31, 2022
Prompt Care	—	2,220
Propark Mobility	1,797	—
Randy's Worldwide Automotive	3,750	3,750
Repipe Specialists	691	900
Rhino Tool House	921	—
Riveron	1,607	—
RMA Companies	3,510	—
RoadOne	1,397	1,397
RoadOne - Common	235	—
RSC Acquisition Inc	—	10,603
S&S Truck Parts	246	246
Scaled Agile	—	1,923
Sciens Building Solutions, LLC	1,623	3,303
Seko Global Logistics LLC	—	3,524
Smile Brands	—	1,959
Spectrio	—	3,380
Sunny Sky Products	1,773	—
Tech24	3,655	—
Technical Safety Services	2,429	2,044
The Facilities Group	5,028	882
TIDI Products	4,085	—
Tinuiti Inc.	—	4,028
TPC Wire & Cable Corp	—	157
Trilon Group	4,407	1,816
Vital Records Control	—	122
Watermill Express	—	121
Wellspring	3,756	1,579
Wittichen Supply	—	3,846
World Insurance Associates, LLC	—	2,532
Wpromote	588	588
WSB / EST	4,357	—
Young Innovations	3,448	—
Total unfunded commitments	$180,547	$127,391
The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of December 31, 2023, the Company had cash and cash equivalents of $67,395, available borrowings under its credit facilities of $214,960 and undrawn capital commitments from its shareholders of $142,382.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
In connection with its Private Offering, the Company has entered into subscription agreements with investors, pursuant to which investors are required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivers a drawdown notice. As of December 31, 2023, the Company had received capital commitments totaling $906,408 ($142,382 remaining undrawn), of which $100,000 ($15,708 remaining undrawn) is from an affiliated entity of the Company, TIAA. As of December 31, 2023, TIAA owned 4,278,149 shares of the Company's common stock.
The following table summarizes total shares issued and proceeds received from inception through December 31, 2023:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The following table summarizes the Company's dividends declared from inception through December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special dividend and a supplemental dividend.
(2)    Represents a supplemental dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through December 31, 2023:

Date Declared	Record Date	Payment Date	Shares Issued
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period	$18.32	$19.39	$18.74	$20.00	$19.48
Net investment income (1)	2.52	1.95	1.58	1.05	1.58
Net realized gain (loss) (1)	(0.24)	(0.01)	0.06	0.08	0.12
Total net change in unrealized gain (loss) (1)	(0.01)	(1.20)	0.48	(0.70)	0.09
Net increase (decrease) in net assets resulting from operations (1)	2.27	0.74	2.12	0.43	1.79
Shareholder distributions from net investment income (2)	(2.41)	(1.81)	(1.39)	(0.68)	(1.46)
Other (3)	(0.05)	—	(0.08)	(1.01)	0.19
Net asset value at end of period	$18.13	$18.32	$19.39	$18.74	$20.00

Net assets at end of period	$747,885	$524,957	$374,051	$157,641	$66,211
Shares outstanding at end of period	41,242,105	28,650,548	19,293,813	8,413,970	3,310,590
Total return (4)	12.83%	3.83%	11.22%	(2.88)%	10.39%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (5) (6)	13.01%	8.41%	6.42%	8.60%	11.71%
Ratio of net investment income to average net assets (5)	14.06%	10.34%	8.11%	5.55%	8.37%
Portfolio turnover rate (7)	10.56%	5.04%	33.87%	24.53%	46.17%
Total committed capital, end of period	$906,408	$905,178	$567,526	$352,555	$100,000
Ratio of total contributed capital to total committed capital, end of period	84.29%	60.26%	65.27%	45.73%	66.21%
Asset Coverage Ratio	178.57%	174.41%	191.22%	182.03%	159.90%
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
(5)Ratios are annualized except for expenses included in the Expense Support Agreement (defined in Note 5). The ratio of total expenses to average net assets was 13.04%, 8.45%, 6.63%, 9.05% and 13.92% for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 respectively, on an annualized basis, excluding the effect of expense support which represented (0.03)%, (0.04)%, (0.21)%, (0.45)%, and (2.21)% of average net assets, respectively. Average net assets is calculated utilizing quarterly net assets.
(6)The ratio of interest and debt financing expenses to average net assets for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 was 10.25%, 5.84%, 3.93%, 4.77% and 8.80%, respectively. Average net assets is calculated utilizing quarterly net assets.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

10. INCOME TAX
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
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. For the years ended December 31, 2023 and 2022, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to offering costs, paydowns, amendment fees, amortization of organization costs, investments in partnerships, and distribution reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the years ended December 31, 2023 and 2022, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2023	December 31, 2022
Tax cost of investments	$1,665,824	$1,224,737
Gross unrealized appreciation on investments	$13,351	11,333
Gross unrealized depreciation on investments	$(37,834)	(35,694)
Net unrealized appreciation (depreciation) on investments	$(24,483)	$(24,361)
As of December 31, 2023 and 2022, the components of accumulated earnings (losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022
Undistributed ordinary income, net	2,375	854
Undistributed long-term income, net	—	—
Total undistributed earnings	$2,375	$854
Capital loss carryforward	(6,679)	(449)
Unrealized earnings (losses), net	(25,286)	(25,170)
Other book-to-tax differences	344	835
Total accumulated earnings (losses), net	$(29,246)	$(23,930)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2023, the Company had $(6,679) of capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income	$81,206	$44,236
Net long-term capital gains	—	331
Total taxable distributions	$81,206	$44,567
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2023 and 2022 the Company incurred $6 and $0, respectively, in excise tax expense.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Company's wholly owned subsidiary, NCDL Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. As a result the Company recorded a net deferred tax liability related to US GAAP to tax outside basis differences in NCDL Equity Holdings' investments in certain partnership interests of $855 and $24 as of December 31, 2023 and December 31, 2022, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities. For the years ended December 31, 2023 and 2022, the Company recorded a net tax provision of $830 and $24, respectively, which are included in income tax (provision) benefit in the accompanying consolidated statements of operations.
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
11. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2023, except as discussed below.
Share Issuance
On January 5, 2024, pursuant to the final drawdown notice dated December 21, 2023, the Company issued 7,888,094 shares of its common stock at an issuance price of $18.05 per share for aggregate proceeds of approximately $142.4 million. Following the final drawdown notice, the Company had no undrawn capital commitments remaining.
Distributions
The following table summarizes the Company's distributions declared since December 31, 2023:

Date Declared	Record Date	Payment Date	Distribution per Share
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
January 10, 2024	May 13, 2024	July 28, 2024	$0.10	(1)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10	(1)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10	(1)
January 10, 2024	February 12, 2025	April 28, 2025	$0.10	(1)
(1) Represents a special distribution.
Initial Public Offering
On January 29, 2024, the Company closed its IPO, issuing 5,500,000 shares of our common stock at a public offering price of $18.05 per share. We received total cash proceeds of $99.3 million. The Company's common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

Advisory Agreement

As previously disclosed, on December 15, 2023, the Company's shareholders approved an amended and restated investment advisory agreement by and between us and the Adviser (the "Advisory Agreement"), pursuant to which the Adviser will continue to provide investment advisory services to the Company. The Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO. The Advisory Agreement amended and restated the prior investment advisory agreement, dated December 31, 2019, by and between the Company and the Adviser (the “Prior Advisory Agreement”) as follows:

•reduced the base management fee payable by us to the Adviser following the IPO from an annual rate of 1.25% of Average Total Assets (as defined in the Advisory Agreement) to an annual rate of 0.75% of Average Total Assets for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ending March 31, 2024 through the calendar quarter ending March 31, 2025), and thereafter, the base management fee will step up to 1.00% of Average Total Assets;

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

•waived both the incentive fee on income and the incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated;

•the calculation of the incentive fee on income will be subject to a “three-year look back”;

•the incentive fee on income will be subject to a cap equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined in the Advisory Agreement) in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which is the IPO was consummated) (such period, the “Trailing Twelve Quarters”) and (y) the aggregate incentive fee on income that were paid to the Adviser by the Company in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters; and

•the calculation of the incentive fee on capital gain will include cumulative aggregate realized capital gains and cumulative aggregate realized capital losses from the beginning of the calendar quarter in which the IPO was consummated.

The Advisory Agreement will remain in effect for an initial two year period from January 29, 2024, its effective date, and thereafter from year-to-year, subject to approval by the Board or a vote of a majority of the Company's outstanding voting securities, and by approval of a majority of the independent directors.

NAM Sub-Advisory Agreement

As previously disclosed, on December 15, 2023, the Company's shareholders approved a new investment sub-advisory agreement by and among the Adviser, Churchill and Nuveen Asset Management, LLC (“Nuveen Asset Management”), acting through its leveraged finance division, to manage certain of the Company's liquid investments (the “NAM Sub-Advisory Agreement”). The NAM Sub-Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO.

Pursuant to the NAM Sub-Advisory Agreement, Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”), subject to the pace and amount of investment activity in the middle market investment program. The Company typically refers to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). The percentage of the Company's portfolio allocated to the Liquid Investments strategy managed by Nuveen Asset Management will be at the discretion of Churchill, the Company’s investment sub-adviser. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage the Company's Liquid Investment allocation will be payable by Churchill and will not impact the advisory fees payable by the Company's shareholders.

The NAM Sub-Advisory Agreement will remain in effect for an initial two year period from January 29, 2024, its effective date, and thereafter from year-to-year, subject to approval by the Board or a vote of a majority of the Company's outstanding voting securities, and by approval of a majority of the independent directors.

Amended DRIP

In connection with the IPO, the Board approved the Amended DRIP, which became effective on January 29, 2024, concurrent with the consummation of the IPO.

The Amended DRIP changed the dividend reinvestment plan from an “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan. As a result of the foregoing, if the Board authorizes, and the Company declares, a cash dividend or distribution, shareholders that acquired their shares in the IPO and do not “opt out” of the Amended DRIP will have their cash distributions automatically reinvested in additional shares rather than receiving cash. Notwithstanding the foregoing, a shareholder’s election (or deemed election) under the dividend reinvestment plan, dated December 19, 2019, will remain in effect for such shareholder and no further action is required by such shareholder with respect to their election under the Amended DRIP.

With respect to each distribution under the Amended DRIP, the Board reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of participants in the Amended DRIP. If newly issued shares are used to implement the Amended DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such participant by the market price per share of the Company's

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

common stock at the close of regular trading of the NYSE on the distribution payment date, or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the distribution payment date exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share). If shares are purchased in the open market to implement the Amended DRIP, the number of shares to be issued to a participant will be determined by dividing the dollar amount of the distribution payable to such participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution. Although each participant may from time to time have an undivided fractional interest in a share, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each participant’s account.
Entity Formation
On February 5, 2024 Nuveen Churchill BDC SPV V, LLC ("SPV V"), a wholly owned subsidiary of the Company, was formed.
2024 Debt Securitization

On February 9, 2024, the Company priced a term debt securitization (the “2024 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-III, LLC (the “2024 Issuer”), a direct, wholly-owned, consolidated subsidiary of the Company.

In connection with pricing of the 2024 Debt Securitization, on February 9, 2024, the Company and the 2024 Issuer entered into a Purchase and Placement Agreement (the “Purchase and Placement Agreement”) with Wells Fargo Securities, LLC, as initial purchaser (in such capacity, the “Initial Purchaser”), pursuant to which the 2024 Issuer agreed to sell certain of the notes (the “2024 Notes”) to be issued pursuant to an indenture to the Initial Purchaser as part of the 2024 Debt Securitization. The Company expects that the 2024 Issuer will, on or around March 14, 2024 (the “Closing Date”), enter into such indenture with U.S. Bank Trust Company, National Association, as trustee.

The 2024 Notes consist of $2,000,000 of AAA Class X Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500,000 of AAA Class A Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500,000 of AA Class B Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970,000 of Subordinated Notes, which do not bear interest. The Company will directly retain all of the Subordinated Notes. The 2024 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The Company expects that the 2024 Notes will mature on April 20, 2036.

The closing of the issuance of the 2024 Debt, pursuant to the Purchase and Placement Agreement, is subject to customary closing conditions, including that the closing occur on or prior to the Closing Date and that certain of the 2024 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, or any respective successor or successors thereto.

The Company will serve as collateral manager to the 2024 Issuer under a collateral management agreement and will waive any management fee due to it in consideration for providing these services.
Chief Compliance Officer Appointment
On February 20, 2024, John D. McCally submitted his resignation as the Chief Compliance Officer of the Company to the Board, effective as of March 1, 2024. Mr. McCally will continue to serve as the Vice President and Secretary of the Company. In connection with the foregoing, on February 20, 2024, the Board appointed Charmagne Kukulka as the Chief Compliance Officer of the Company, effective as of March 1, 2024.
Charmagne Kukulka, 34, has been a Principal and Deputy Chief Compliance Officer at Churchill since May 2023. Ms. Kukulka is responsible to managing Churchill’s compliance program and provides compliance support in connection with regulatory matters affecting the business. Prior to joining Churchill, Ms. Kukulka was the Chief Compliance Officer at 13D Management LLC, specializing in investment adviser and investment company act rules and regulations from January 2022 to May 2023. She began her compliance career at Blackstone Inc., where she held various roles within the legal and compliance teams administering the compliance program for Blackstone’s registered funds platform from August 2013 to January 2022. Ms. Kukulka received her B.A. in Business and Corporate Communications from Arizona State University’s W.P. Carey School of Business.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

There are no family relationships between Ms. Kukulka and any director or executive officer of the Company, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

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
The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
(c) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the fiscal quarter ended December 31, 2023, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2023. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2023.

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

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Stock Certificate (1)

4.2	Description of Securities (7)

10.1	Amended and Restated Investment Advisory Agreement between Nuveen Churchill Direct Lending Corp. and Churchill DLC Advisor LLC, dated as of January 29, 2024 (19)
10.2	Third Amended and Restated Investment Sub-Advisory Agreement by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC, dated as of March 8, 2022 (9)
10.3	Investment Sub-Advisory Agreement by and among Churchill DLC Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC., dated as of January 29, 2024 (19)
10.4	Administration Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Administration LLC (1)
10.5	Custody Agreement between Nuveen Churchill BDC Inc. and U.S. Bank National Association (1)
10.6	Amended and Restated Dividend Reinvestment Plan (19)
10.7	Expense Support Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Advisors LLC (1)
10.8	Transfer Agent Servicing Agreement between Nuveen Churchill BDC Inc. and U.S. Bancorp Fund Services, LLC (1)
10.9	Transfer Agency and Service Agreement between Nuveen Churchill Direct Lending Corp. and Computershare Inc., and its affiliate Computershare Trust Company, N.A.*
10.1
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders (3)

10.11
First Amendment to Revolving Credit Agreement, dated as of September 1, 2022, by and among Nuveen Churchill Direct Lending Corp. as the borrower, the banks and financial institutions listed therein, and Sumitomo Mitsui Banking Corporation, as the administrative agent, letter of credit issuer and a lender (14)

10.12
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 31, 2022, by and among Nuveen Churchill BDC SPV I, LLC as borrower, Nuveen Churchill Direct Lending Corp., as the collateral manager, the Lenders, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian (8)

10.13
Borrower Joinder Agreement, dated as of May 5, 2022, among Nuveen Churchill BDC SPV I, LLC, Nuveen Churchill BDC SPV III, LLC and Wells Fargo Bank, National Association, as the administrative agent (11)

10.14
Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender (4)

10.15
Form of Loan and Servicing Agreement, dated November 24, 2020, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral custodian and the account bank (5)

10.16
First Amendment to the Loan and Servicing Agreement, dated as of December 23, 2021, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, the Company, as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, the collateral agent, and the lender, and U.S. Bank National Association, as the collateral administrator, the collateral custodian and the account bank (6)

10.17
Second Amendment to Loan and Servicing Agreement, dated as of June 29, 2022, by and among Nuveen Churchill BDC SPV II, LLC, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the lender and the administrative agent, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the account bank and the collateral custodian (13)

10.18
Amended and Restated Loan and Servicing Agreement, dated as of October 13, 2023, by and among each of the borrowers from time to time party hereto, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, collateral agent, and as the lender, U.S. Bank Trust Company, National Association, as the collateral manager, and U.S. Bank National Association as the collateral custodian and as the account bank. (16)

10.19	Borrower Joinder Agreement, dated as of October 19, 2023, among Nuveen Churchill BDC SPV II, LLC, Nuveen Churchill BDC SPV IV, LLC and Sumitomo Mitsui Bank Corporation, as the administrative agent *
10.20	Purchase and Placement Agreement by and among, Churchill NCDLC CLO-I LLC, Wells Fargo Securities, LLC, as initial purchaser and NatWest Markets Plc, as co-placement agent (10)
10.21	Indenture and Security Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, trustee (12)
10.22	Collateral Management Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (12)
10.23
Class A-L Loan Agreement, dated May 20, 2022, by and among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture, and each of the Class A-L lenders party thereto (12)

10.24
Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent and the lenders. (15)

10.25	Indenture and Security Agreement, dated as of December 7, 2023, by and between Churchill NCDLC CLO-II, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee. (17)
10.26
Placement Agreement, dated as of December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as issuer, SMBC Nikko Securities America, Inc., as placement agent, and Capital One Securities, Inc., as co-placement agent. (17)

10.27	Collateral Management Agreement, dated as of December 7, 2023, by and between Churchill NCDLC CLO-II, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager. (17)
10.28
Class A-L-A Loan Agreement, dated December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture and security agreement, and each of the Class A-L-A Lenders party thereto. (17)

10.29
Class A-L-B Loan Agreement, dated December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture and security agreement, and each of the Class A-L-B Lenders party thereto. (17)

10.30	Purchase and Placement Agreement, dated February 9, 2024, by and among Churchill NCDLC CLO-III LLC, as issuer, and Wells Fargo Securities, LLC, as initial purchaser. (20)

14.1	Independent Director Code of Ethics of Nuveen Churchill Direct Lending Corp. (18)

14.2	Code of Ethics of Nuveen, LLC*

19.1	Insider Trading Policy *

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
97.1	Compensation Recoupment Policy*
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
(15)Previously filed on June 28, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(16)Previously filed on October 30, 2023 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(17)Previously filed on December 12, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(18)Previously filed on January 24, 2024 with Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form N-2 and incorporated by reference herein.
(19)Previously filed on January 30, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(20)Previously filed on February 15, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 27, 2024

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
Date: February 27, 2024

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