Form 10-Q
period 2024-03-31
Nuveen Churchill Direct Lending Corp.
filed 2024-05-09
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 8, 2024, the registrant had 55,037,886 shares of common stock, $0.01 par value, outstanding.

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
•the impact of interest rate volatility on our business and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $1,814,985 and $1,666,169, respectively)	$1,794,559	$1,641,686
Cash and cash equivalents	64,146	67,395
Restricted cash	50	50
Interest receivable	16,067	17,674
Receivable for investments sold	422	3,919
Prepaid expenses	118	13
Other assets	$125	$127
Total assets	$1,875,487	$1,730,864

Liabilities
Secured borrowings (net of $8,286 and $7,941 deferred financing costs, respectively) (See Note 6)	$817,214	$943,936
Payable for investments purchased	16,877	—
Interest payable	11,022	9,837
Due to adviser expense support (See Note 5)	—	632
Management fees payable	3,264	3,006
Distributions payable	24,684	22,683
Directors’ fees payable	128	96
Accounts payable and accrued expenses	4,065	2,789
Total liabilities	$877,254	$982,979

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 54,815,740 and 41,242,105 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$548	$412
Paid-in-capital in excess of par value	1,021,573	776,719
Total distributable earnings (loss)	(23,888)	(29,246)
Total net assets	$998,233	$747,885

Total liabilities and net assets	$1,875,487	$1,730,864

Net asset value per share (See Note 9)	$18.21	$18.13

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$49,078	$33,387
Payment-in-kind interest income	1,992	321
Dividend income	308	16
Other income	217	236
Total investment income	51,595	33,960

Expenses:
Interest and debt financing expenses	16,941	12,743
Management fees (See Note 5)	3,264	2,306
Incentive fees on net investment income	4,459	—
Professional fees	710	590
Directors' fees	128	96
Administration fees (See Note 5)	542	309
Other general and administrative expenses	277	171
Total expenses before expense support and Incentive fees waived	26,321	16,215
Expense support (See Note 5)	—	(14)
Incentive fees waived (See Note 5)	(4,459)	—
Net Expenses	21,862	16,201
Net investment income	29,733	17,759

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,625)	6,481
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	4,057	(11,137)
Income tax (provision) benefit	(141)	(386)
Total net change in unrealized gain (loss)	3,916	(11,523)
Total net realized and unrealized gain (loss) on investments	291	(5,042)

Net increase (decrease) in net assets resulting from operations	$30,024	$12,717

Per share data:
Net investment income per share - basic and diluted	$0.56	$0.62
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.57	$0.44
Weighted average common shares outstanding - basic and diluted	52,758,353	28,727,285
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$29,733	$17,759
Net realized gain (loss) on investments	(3,625)	6,481
Net change in unrealized appreciation (depreciation) on investments	3,916	(11,523)
Net increase (decrease) in net assets resulting from operations	30,024	12,717
Shareholder distributions:
Distributions declared from net investment income	(24,667)	(21,845)
Net increase (decrease) in net assets resulting from shareholder distributions	(24,667)	(21,845)
Capital share transactions:
Issuance of common shares, net	241,657	—
Reinvestment of shareholder distributions, net	3,334	1,715
Net increase (decrease) in net assets resulting from capital share transactions	244,991	1,715
Total increase (decrease) in net assets	250,348	(7,413)
Net assets, at beginning of period	747,885	524,957
Net assets, at end of period	$998,233	$517,544

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,024	$12,717

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(204,329)	(99,914)
Proceeds from principal repayments and sales of investments	54,896	39,602
Payment-in-kind interest	(1,992)	(321)
Amortization of premium/accretion of discount, net	(1,016)	(905)
Net realized (gain) loss on investments	3,625	(6,481)
Net change in unrealized (appreciation) depreciation on investments	(4,057)	11,137
Amortization of deferred financing costs	1,296	435
Amortization of offering costs	—	(15)
Changes in operating assets and liabilities:
Due from adviser expense support	—	182
Interest receivable	1,607	(2)
Receivable for investments sold	3,497	98
Prepaid expenses	(105)	(85)
Other assets	2	—
Payable for investments purchased	16,877	—
Interest payable	1,185	1,345
Due to adviser expense support	(632)	(182)
Management fees payable	258	95
Directors’ fees payable	32	—
Accounts payable and accrued expenses	1,276	1,229
Net cash provided by (used in) operating activities	(97,556)	(41,065)

Cash flows from financing activities:
Proceeds from issuance of common shares	241,657	473
Shareholder distributions	(19,332)	(12,610)
Proceeds from secured borrowings	323,000	85,000
Repayments of secured borrowings	(449,377)	(21,500)
Payments of deferred financing costs	(1,641)	—
Net cash provided by (used in) financing activities	94,307	51,363

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	(3,249)	10,298
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,445	39,320
Cash and Cash Equivalents and Restricted Cash, end of period	$64,196	$49,618

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,460	$10,963
Cash paid during the period for excise taxes	$6	$—
Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$3,334	$1,730

See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$64,146	$49,568
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$64,196	$49,618

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.05%	10/31/2025	$14,623	$14,570	$14,483	1.45%
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.05%	10/31/2025	3,038	3,009	3,009	0.30%
Arotech	(6) (12)	First Lien Term Loan	S + 6.25%	11.66%	10/22/2026	9,178	9,109	8,962	0.90%
Arotech (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 6.25%	11.66%	10/22/2026	446	445	436	0.04%
Loc Performance Products	(6)	First Lien Term Loan	S + 5.25%	10.68%	12/22/2026	6,539	6,489	6,312	0.63%
Precision Aviation Group	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.06%	12/21/2029	15,002	14,714	14,830	1.50%
Precision Aviation Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.06%	12/21/2029	4,961	(47)	(57)	(0.01%)
Turbine Engine Specialist, Inc	(12)	Subordinated Debt	S + 9.50%	14.93%	3/1/2029	2,550	2,491	2,517	0.25%
Valkyrie	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,843	2,802	2,773	0.28%
Total Aerospace & Defense							53,582	53,265	5.34%

Automotive
Classic Collision (Delayed Draw) (Incremental Tranche A-4)	(11) (12)	First Lien Term Loan	S + 5.75%	10.50%	1/14/2027	25,202	9,049	8,766	0.88%
Classic Collision (Delayed Draw) (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 5.75%	10.50%	1/14/2027	6,923	6,923	6,833	0.68%
Classic Collision (Incremental)	(6)	First Lien Term Loan	S + 5.75%	10.50%	1/14/2027	7,731	7,693	7,630	0.76%
Covercraft	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,492	7,393	6,932	0.69%
Covercraft (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	8/20/2027	4,386	—	(328)	(0.03%)
High Bar Brands	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	2,088	2,038	2,037	0.20%
High Bar Brands (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	596	(7)	(14)	—%
JEGS Automotive	(6)	First Lien Term Loan	S + 6.00%	11.47%	12/22/2027	3,978	3,951	2,864	0.29%
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.25%	10.45%	4/18/2028	12,563	12,472	12,563	1.27%
Randys Holdings, Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 6.50%	11.81%	11/1/2028	11,109	10,926	10,975	1.10%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.50%	11.81%	11/1/2028	3,750	450	405	0.04%
S&S Truck Parts	(6)	First Lien Term Loan	S + 4.75%	10.22%	3/1/2029	6,841	6,788	6,693	0.67%
S&S Truck Parts	(6)	First Lien Term Loan	S + 4.75%	10.22%	3/1/2029	1,156	1,147	1,131	0.11%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.22%	3/1/2029	98	—	(2)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.22%	3/1/2029	1,720	1,572	1,535	0.15%
Total Automotive							70,395	68,020	6.81%

Banking, Finance, Insurance, Real Estate
Coding Solutions Acquisitions	(6) (9)	First Lien Term Loan	S + 5.50%	10.83%	5/11/2028	6,415	6,368	6,347	0.64%
Coding Solutions Acquisitions (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.50%	10.83%	5/11/2028	1,961	1,961	1,940	0.19%
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 1.26%	6.57% (Cash) 6.00% (PIK)	9/8/2027	6,963	6,920	5,762	0.58%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.75%	11.20%	10/16/2028	7,150	7,096	7,022	0.70%
Risk Strategies (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	10.96%	11/1/2029	14,831	14,831	14,537	1.46%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.08%	3/26/2027	14,619	14,595	14,399	1.44%
World Insurance Associates	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.31%	4/3/2028	14,843	14,832	14,586	1.46%
Total Banking, Finance, Insurance, Real Estate							66,603	64,593	6.47%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.31%	9/25/2029	17,239	16,927	16,911	1.69%
Bardstown PPC Holdings LLC	(12)	Subordinated Debt	S + 7.75%	13.18%	8/30/2027	9,300	9,163	9,234	0.93%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.16%	9/28/2027	9,775	9,718	9,775	0.98%
Dessert Holdings	(6) (9) (12)	Subordinated Debt	S + 7.25%	12.69%	6/8/2029	9,000	8,881	7,938	0.80%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	10.07% (Cash) 5.13% (PIK)	4/3/2029	3,904	3,826	3,818	0.38%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	922	900	902	0.09%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	780	762	762	0.08%
Handgards	(6) (13)	First Lien Term Loan	S + 7.00%	12.49%	10/14/2026	14,475	14,339	14,475	1.45%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	9.96%	7/30/2025	2,850	2,839	2,736	0.27%
Palmetto Acquisitionco, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.06%	9/18/2029	13,281	13,066	13,062	1.31%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.06%	9/18/2029	4,839	1,271	1,208	0.12%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.68%	8/13/2027	14,663	14,530	14,875	1.49%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.68%	8/13/2027	4,443	4,424	4,413	0.44%
Summit Hill Foods	(6)	First Lien Term Loan	S + 6.00%	11.34%	11/29/2029	9,811	9,669	9,669	0.97%
Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.55%	12/23/2028	1,773	—	(17)	—%
Sunny Sky Products	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.55%	12/23/2028	7,076	7,010	7,009	0.70%
Watermill Express (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	7/5/2029	6,359	6,298	6,300	0.63%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Watermill Express (Delayed Draw) (Incremental)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.21%	7/5/2029	3,179	445	416	0.04%
Watermill Express, LLC	(6) (9) (10)	First Lien Term Loan	S + 5.75%	11.21%	7/5/2029	3,247	3,228	3,217	0.32%
Watermill Express, LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	11.21%	7/5/2029	314	314	311	0.03%
Total Beverage, Food & Tobacco							127,610	127,014	12.72%

Capital Equipment
Crete Mechanical Group	(6)	First Lien Term Loan	S + 5.00%	10.31%	5/19/2028	4,810	4,776	4,790	0.48%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	10.31%	5/19/2028	2,839	2,802	2,827	0.28%
Crete Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.31%	5/19/2028	7,135	6,987	6,957	0.70%
EFC Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,187	3,108	3158	0.32%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.31%	12/15/2026	6,450	6,416	6,312	0.63%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.31%	12/15/2026	5,593	5,577	5,473	0.55%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.31%	12/15/2026	2,565	2,565	2,510	0.25%
Hyperion	(12) (13) (14)	First Lien Term Loan	S + 4.50%	9.94%	8/30/2028	2,647	2,644	2,650	0.27%
MSHC Inc	(6) (9)	First Lien Term Loan	S + 4.00%	9.57%	10/29/2027	7,979	7,999	7,999	0.80%
Ovation Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 6.25%	11.71%	2/5/2029	8,015	7,864	8,007	0.80%
Ovation Holdings, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.71%	2/5/2029	1,895	1,532	1,550	0.16%
Precision Surfacing	(12)	First Lien Term Loan	N/A	15.00%	6/26/2024	713	713	713	0.07%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.43%	11/1/2028	8,713	8,692	8,713	0.86%
PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.43%	11/1/2028	1,065	1,057	1,065	0.11%
Repipe Specialists	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,439	2,401	2,201	0.22%
Repipe Specialists (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	902	211	123	0.01%
Rhino Tool House	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.73%	4/4/2029	8,031	7,888	8,044	0.81%
Rhino Tool House (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.73%	4/4/2029	1,880	1,837	1,848	0.19%
Total Capital Equipment							75,069	74,940	7.51%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Chemicals, Plastics, & Rubber
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.35%	9.68%	6/30/2028	9,706	9,573	8,877	0.89%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 4.50%	10.48%	12/28/2025	2,058	2,067	1,999	0.20%
Chroma Color Corporation (dba Chroma Color)	(6)	First Lien Term Loan	S + 6.00%	11.32%	4/23/2029	6,298	6,186	6,188	0.62%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.32%	4/23/2029	1,379	(12)	(24)	—%
Spartech	(6) (9) (12) (13)	First Lien Term Loan	S + 4.75%	10.07%	5/6/2028	14,731	14,667	11,868	1.19%
Total Chemicals, Plastics, & Rubber							32,481	28,908	2.90%

Construction & Building
Allstar Holdings	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,130	2,068	2,071	0.21%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,065	2,826	2,769	0.28%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,188	(85)	(170)	(0.02%)
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.15%	7/30/2027	10,016	9,951	9,956	1.00%
Gannett Fleming	(6) (13)	First Lien Term Loan	S + 6.60%	11.90%	12/20/2028	9,875	9,712	9,888	0.99%
MEI Rigging & Crating	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.83%	6/29/2029	11,402	11,195	11,305	1.12%
MEI Rigging & Crating (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.83%	6/29/2029	1,814	(8)	(15)	—%
ICE USA Infrastructure	(10) (12) (13)	First Lien Term Loan	S + 5.75%	11.08%	3/15/2030	6,605	6,539	6,539	0.66%
RMA Companies (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.18%	12/30/2027	4,616	4,608	4,553	0.46%
RMA Companies (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.18%	12/30/2027	3,134	(7)	(43)	—%
Royal Holdco Corporation (Incremental)	(6) (10)	First Lien Term Loan	S + 5.75%	11.18%	12/30/2027	3,110	3,069	3,068	0.31%
Sciens Building Solutions, LLC	(6) (9)	First Lien Term Loan	S + 5.75%	11.18%	12/15/2027	9,291	9,167	9,200	0.92%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (12) (13)	First Lien Term Loan	S + 5.75%	11.18%	12/15/2027	4,907	3,253	3,236	0.32%
Tencate	(6) (9) (12) (13)	First Lien Term Loan	S + 4.00%	9.31%	2/21/2031	7,034	6,999	7,001	0.70%
Tencate (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 4.00%	9.31%	2/21/2031	1,540	—	(7)	—%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	11.34%	8/31/2029	6,503	6,413	6,412	0.64%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.34%	8/31/2029	4,350	3,013	2,981	0.30%
Total Construction & Building							78,713	78,744	7.89%

Consumer Goods: Durable
Halo Buyer Inc	(6) (14)	First Lien Term Loan	S + 4.50%	9.93%	6/30/2025	5,652	5,631	4,143	0.42%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

SmartSign	(6) (13)	First Lien Term Loan	S + 5.50%	10.93%	9/7/2028	9,850	9,776	9,742	0.97%

SmartSign	(6)	First Lien Term Loan	S + 5.75%	11.17%	9/7/2028	5,012	4,924	5,001	0.50%
Total Consumer Goods: Durable							20,331	18,886	1.89%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.91%	9/10/2027	12,572	12,496	12,249	1.23%
Arcadia Consumer Health (Incremental)	(6) (9)	First Lien Term Loan	S + 5.75%	11.16%	9/10/2027	2,160	2,124	2,181	0.22%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	6,772	6,720	6,675	0.67%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	3,125	915	893	0.09%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	11.54%	3/1/2027	7,724	7,680	7,356	0.74%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	11.54%	3/1/2027	6,863	6,815	6,536	0.65%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.25%	10.56%	1/8/2030	12,620	12,498	12,503	1.25%
Market Performance Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.56%	1/8/2030	3,086	—	(29)	—%
Protective Industrial Products (“PIP”)	(6)	First Lien Term Loan	S + 4.00%	9.44%	12/29/2027	3,800	3,796	3,797	0.38%
Protective Industrial Products (“PIP”)	(6) (12)	First Lien Term Loan	S + 5.00%	10.44%	12/29/2027	4,848	4,682	4,896	0.49%
Ultima Health Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,740	1,713	1,745	0.17%
Total Consumer Goods: Non-durable							59,439	58,802	5.89%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.21%	10/7/2026	14,659	14,630	14,276	1.43%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.24%	10/7/2026	116	114	113	0.01%
Five Star Packing	(6) (13) (14)	First Lien Term Loan	S + 4.25%	9.57%	5/5/2029	7,557	7,467	7,505	0.75%
Good2Grow	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.04%	12/1/2027	6,346	6,260	6,409	0.64%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	9.99%	12/1/2027	9,265	9,205	9,252	0.93%
Oliver Packaging	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,473	2,378	0.24%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	3,320	3,289	3,303	0.33%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(2)	—%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(2)	—%
Proampac	(9) (12) (13)	First Lien Term Loan	S + 4.00%	9.30%	9/15/2028	4,514	4,514	4,545	0.46%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/17/2025	2,975	2,962	2,929	0.29%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/17/2025	7,256	7,221	7,143	0.71%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.79%	12/17/2025	4,398	4,350	4,381	0.44%
Specialized Packaging Group (Incremental)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.79%	12/17/2025	6,877	6,793	6,850	0.69%
Total Containers, Packaging & Glass							69,278	69,080	6.92%

Energy: Electricity
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.33%	10/31/2029	23,553	23,217	23,403	2.33%
MGM Transformer Company (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.33%	10/31/2029	6,388	(15)	(41)	—%
National Power	(6) (12)	First Lien Term Loan	S + 6.00%	11.34%	10/22/2029	5,660	5,578	5,579	0.56%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.34%	10/22/2029	3,051	(7)	(44)	—%
Total Energy: Electricity							28,773	28,897	2.89%

Environmental Industries
Contract Land Staff	(12) (13)	First Lien Term Loan	S + 5.00%	10.31%	3/27/2030	7,564	7,488	7,488	0.75%
Contract Land Staff (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.31%	3/27/2030	3,025	(8)	(30)	—%
Impact Environmental Group	(6) (12)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	6,759	6,638	6,771	0.68%
Impact Environmental Group (Delayed Draw)	(12)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	3,158	3,143	3,163	0.32%
Impact Environmental Group (Incremental)	(12)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	1,732	1,700	1,735	0.17%
Impact Environmental Group (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.41%	3/23/2029	6,815	2,693	2,734	0.27%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(6)	First Lien Term Loan	S + 5.25%	10.66%	8/31/2028	6,631	6,582	6,386	0.64%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(6) (12)	First Lien Term Loan	S + 6.25%	11.56%	7/3/2029	8,529	8,409	8,412	0.84%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.56%	7/3/2029	6,429	1,100	1,026	0.10%
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.16%	11/30/2027	4,859	4,830	4,859	0.49%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.15%	11/30/2027	5,028	167	167	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

The Facilities Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.15%	11/30/2027	9,026	8,944	9,026	0.91%
The Facilities Group (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.16%	11/30/2027	4,939	4,939	4,939	0.49%
Total Environmental Industries							56,625	56,676	5.68%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	10.15%	12/17/2027	7,852	7,800	6,583	0.66%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,252	713	0.07%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	1,972	1,959	894	0.09%
Anne Arundel (Delayed Draw)	(11) (12) (16)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	2,396	2,023	719	0.07%
Forefront Dermatology	(6) (9) (14)	First Lien Term Loan	S + 4.25%	9.56%	3/30/2029	3,306	3,262	3,236	0.32%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.50%	10.93%	9/30/2027	5,943	5,909	5,756	0.58%
Genesee Scientific (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.93%	9/30/2027	1,556	1,556	1,507	0.15%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	10.46%	12/9/2027	6,385	6,345	6,251	0.63%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.46%	12/9/2027	1,997	1,997	1,955	0.20%
GHR Healthcare (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.46%	12/9/2027	4,970	4,896	4,866	0.49%
Health Management Associates	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.69%	3/30/2029	8,285	8,139	8,262	0.83%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.69%	3/30/2029	1,498	444	468	0.05%
Heartland Veterinary Partners LLC (Incremental)	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,900	1,875	1,853	0.19%
Heartland Veterinary Partners (Delayed Draw) (Incremental)	(11) (12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	3,600	—	(90)	(0.01%)
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	9,500	9,500	9,263	0.93%
HemaSource Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,158	5,154	0.52%
InfuCare RX	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.91%	1/4/2028	9,248	9,186	9,226	0.92%
MDC Intermediate Holdings II, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,759	1,722	1,701	0.17%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	723	462	445	0.04%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.96%	8/20/2027	8,998	8,945	8,936	0.90%
PromptCare	(6) (9)	First Lien Term Loan	S + 6.00%	11.45%	9/1/2027	8,183	8,110	8,087	0.81%
PromptCare (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 6.00%	11.45%	9/1/2027	1,275	1,269	1,260	0.13%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.29%	5/28/2027	7,660	7,610	7,500	0.75%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (10)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,240	3,232	3,215	0.32%
Quorum Health Resources, LLC (Incremental)	(6) (10) (13)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,240	3,195	3,215	0.32%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.28%	9/19/2028	8,625	8,414	8,543	0.86%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental))	(12) (13)	First Lien Term Loan	S + 6.00%	11.27%	9/19/2028	9,994	9,806	9,899	0.99%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(6) (13)	First Lien Term Loan	S + 5.75%	11.18%	10/5/2029	7,455	7,392	7,367	0.74%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.18%	10/5/2029	2,439	1,554	1,525	0.15%
SM Wellness Holdings, Inc	(6) (12) (13)	First Lien Term Loan	S + 4.50%	10.07%	4/17/2028	14,627	14,542	14,149	1.42%
Southern Veterinary Partners	(9)	First Lien Term Loan	S + 4.00%	9.44%	10/5/2027	2,118	2,113	2,113	0.21%
Team Services Group	(6)	First Lien Term Loan	S + 5.00%	10.58%	12/20/2027	6,650	6,617	6,620	0.66%
Thorne HealthTech	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.06%	10/16/2030	10,625	10,525	10,522	1.05%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	12/19/2029	15,484	15,337	15,427	1.55%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.83%	12/19/2029	4,085	—	(15)	—%
US Fertility	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	12,831	12,543	12,652	1.27%
Wellspring Pharmaceutical	(6)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	3,370	3,317	3,317	0.33%
Wellspring Pharmaceutical (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,567	1,558	1,543	0.15%
Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.33%	8/22/2028	3,756	(15)	(26)	—%
Wellspring Pharmaceutical (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.33%	8/22/2028	1,243	1,221	1,234	0.12%
Young Innovations	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.07%	12/3/2029	16,510	16,354	16,352	1.63%
Young Innovations (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.07%	12/3/2029	3,448	—	(33)	—%
Total Healthcare & Pharmaceuticals							219,124	212,164	21.26%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(6) (12)	First Lien Term Loan	S + 6.00%	11.31%	6/13/2029	8,001	7,856	7,934	0.79%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.31%	6/13/2029	3,225	(14)	(27)	—%
Ahead Data Blue LLC	(6)	First Lien Term Loan	S + 4.25%	9.56%	2/1/2031	5,118	5,069	5,069	0.51%
Argano, LLC	(6)	First Lien Term Loan	S + 6.00%	11.68%	6/10/2026	5,619	5,591	5,551	0.56%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 6.00%	11.68%	6/10/2026	2,488	2,489	2,459	0.25%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 6.00%	11.68%	6/10/2026	1,700	1,674	1,680	0.17%
Diligent Corporation	(6) (9)	First Lien Term Loan	S + 6.25%	11.71%	8/4/2025	12,437	12,422	12,422	1.24%
Diligent Corporation	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	11.21%	8/4/2025	3,378	3,366	3,353	0.34%
Diligent Corporation	(9) (12)	First Lien Term Loan	S + 5.75%	11.21%	8/4/2025	1,472	1,467	1,461	0.15%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.71%	8/4/2025	167	167	167	0.02%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.71%	8/4/2025	106	106	105	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.50%	10.81%	4/14/2028	12,039	11,950	12,054	1.21%
Eliassen Group LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.81%	4/14/2028	2,769	862	870	0.09%
Evergreen Services Group II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.31%	10/4/2030	16,115	15,884	16,067	1.60%
Evergreen Services Group II (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.31%	10/4/2030	13,014	11,863	11,853	1.19%
Exterro	(6) (13)	First Lien Term Loan	S + 5.50%	10.99%	6/1/2027	9,474	9,470	9,590	0.96%
Fineline Merger	(12)	Subordinated Debt	S + 9.26%	14.31%	8/19/2028	2,453	2,430	2,453	0.25%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.38%	10.83%	12/21/2027	11,543	11,466	11,491	1.15%
Go Engineer (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.38%	10.83%	12/21/2027	3,144	3,123	3,129	0.31%
Infinite Electronics (Incremental)	(6) (9)	First Lien Term Loan	S + 6.25%	11.83%	3/2/2028	6,297	6,144	6,096	0.61%
Infobase Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.50%	10.98%	6/14/2028	4,320	4,288	4,310	0.43%
ITSavvy LLC	(6)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	7,774	7,715	7,774	0.77%
ITSavvy LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	1,049	884	891	0.09%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.50%	10.97%	1/23/2025	5,769	5,769	5,742	0.58%
North Haven CS Acquisition Inc (Incremental)	(12) (13)	First Lien Term Loan	S + 5.50%	10.97%	1/22/2027	22,355	22,135	22,251	2.23%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.93%	10/21/2026	4,733	4,707	4,733	0.47%
Quickbase	(12) (13)	First Lien Term Loan	S + 4.00%	9.30%	10/2/2028	6,353	6,322	6,322	0.63%
Revalize (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	4,232	4,222	4,002	0.40%
Revalize (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	1,087	1,080	1,028	0.10%
Revalize (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	244	243	231	0.02%
SmartWave	(6) (12)	First Lien Term Loan	S + 6.00%	11.46%	11/5/2026	9,190	9,128	7,599	0.76%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	1,823	1,798	1,735	0.17%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	779	767	755	0.08%
Solve Industrial Motion Group (Delayed Draw)	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	2,088	2,088	1,987	0.20%
Velosio	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.58%	3/1/2030	6,248	6,187	6,187	0.62%
Velosio (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.58%	3/1/2030	1,284	—	(12)	—%
Total High Tech Industries							190,718	189,312	18.96%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9)	First Lien Term Loan	S + 5.25%	10.65%	12/10/2026	2,940	2,922	2,842	0.28%
Tinuiti (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.25%	10.65%	12/10/2026	1,922	1,921	1,857	0.19%
Tinuiti (Delayed Draw) (Incremental)	(6) (9) (12)	First Lien Term Loan	S + 5.25%	10.65%	12/10/2026	9,838	9,838	9,509	0.95%
Wpromote	(6) (13)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	4,368	4,297	4,373	0.44%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wpromote (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	588	(3)	1	—%
Total Media: Advertising, Printing & Publishing							18,975	18,582	1.86%

Media: Diversified & Production
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.93%	8/12/2027	2,879	2,862	2,635	0.26%
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.93%	8/12/2027	2,531	2,505	2,316	0.23%
Spectrio II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	8,225	8,187	7,608	0.77%
Spectrio II (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	6.33% (Cash) 5.00% (PIK)	12/9/2026	2,922	2,905	2,703	0.27%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	6.33% (Cash) 5.00% (PIK)	12/9/2026	446	444	410	0.04%
Total Media: Diversified & Production							16,903	15,672	1.57%

Retail
Syndigo	(6)	First Lien Term Loan	S + 4.50%	9.94%	12/15/2027	5,820	5,834	5,789	0.59%
Total Retail							5,834	5,789	0.59%

Services: Business
ALKU Intermediate Holdings, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.58%	5/23/2029	4,508	4,428	4,553	0.46%
Apex Companies Holdings, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,989	3,908	3,979	0.40%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,085	71	80	0.01%
Aramsco	(6) (9)	First Lien Term Loan	S + 4.75%	10.06%	10/10/2030	1,703	1,703	1,703	0.17%
Aramsco (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 4.75%	10.06%	10/10/2030	297	—	—	—%
ARMstrong	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.66%	10/8/2029	11,418	11,256	11,371	1.13%
ARMstrong (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.66%	10/8/2029	3,847	(27)	(16)	—%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.44%	9/30/2027	10,000	9,869	10,000	1.00%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.44%	9/30/2027	2,500	2,500	2,500	0.25%
Bounteous	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.69%	8/2/2027	5,334	5,299	5,307	0.53%
Bounteous	(6) (12)	First Lien Term Loan	S + 5.25%	10.69%	8/2/2027	2,183	2,169	2,172	0.22%
Bounteous (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.25%	10.69%	8/2/2027	2,761	2,745	2,746	0.28%
Bounteous (Delayed Draw)	(12)	First Lien Term Loan	S + 5.25%	10.69%	8/2/2027	3,567	3,567	3,549	0.36%
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,615	3,560	3,475	0.35%
Bullhorn Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.93%	9/30/2026	13,671	13,585	13,671	1.36%
BusinesSolver	(6) (9)	First Lien Term Loan	S + 5.50%	10.91%	12/1/2027	7,721	7,671	7,721	0.77%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

BusinesSolver (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.91%	12/1/2027	1,149	272	276	0.03%
Career Now	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,393	3,355	2,313	0.23%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	308	306	308	0.03%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	2,289	2,279	2,289	0.23%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6) (10)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	210	209	210	0.02%
Cornerstone Advisors of Arizona LLC (Incremental)	(6)	First Lien Term Loan	S + 5.50%	10.89%	9/24/2026	3,449	3,415	3,449	0.35%
CrossCountry Consulting	(6) (9)	First Lien Term Loan	S + 5.75%	11.17%	6/1/2029	8,154	8,023	8,235	0.82%
CrossCountry Consulting (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.17%	6/1/2029	3,320	(25)	33	—%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 6.00%	10.98%	9/15/2028	7,472	7,356	7,309	0.73%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 6.00%	10.98%	9/15/2028	2,378	2,360	2,326	0.23%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.46%	9/15/2028	1,567	167	167	0.02%
D&H United Fueling Solutions (Incremental)	(6) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/15/2028	3,457	3,395	3,441	0.34%
E78	(6)	First Lien Term Loan	S + 5.50%	10.93%	12/1/2027	5,586	5,549	5,573	0.56%
E78	(13)	First Lien Term Loan	S + 5.75%	10.93%	12/1/2027	1,434	1,424	1,431	0.14%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.93%	12/1/2027	4,200	4,172	4,190	0.42%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	10.93%	12/1/2027	3,547	977	969	0.10%
Evergreen Services Group	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	11,936	11,743	11,773	1.17%
Evergreen Services Group (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	2,856	2,833	2,817	0.28%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.74%	9/21/2026	9,168	9,125	9,168	0.92%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.74%	9/21/2026	1,527	1,527	1,527	0.15%
Gabriel Partners LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.74%	9/21/2026	3,784	3,764	3,784	0.38%
HireRight	(12) (13)	First Lien Term Loan	S + 4.00%	9.33%	9/27/2030	6,754	6,686	6,687	0.67%
Image First	(6) (12) (13)	First Lien Term Loan	S + 4.25%	9.57%	4/27/2028	7,668	7,650	7,649	0.77%
Image First (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.25%	9.57%	4/27/2028	143	—	—	—%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.56%	8/1/2029	9,643	9,507	9,605	0.96%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.56%	8/1/2029	9,311	1,177	1,162	0.12%
KRIV Acquisition, Inc	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.80%	7/6/2029	10,737	10,459	10,439	1.05%
KRIV Acquisition, Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.80%	7/6/2029	1,607	(18)	(45)	—%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	S + 6.00%	11.41%	12/17/2025	7,323	7,293	7,295	0.73%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Lion Merger Sub Inc (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 6.00%	11.41%	12/17/2025	7,298	7,241	7,270	0.73%
LSCS Holdings Inc.	(6) (13) (14)	First Lien Term Loan	S + 4.50%	9.94%	12/16/2028	9,775	9,742	9,650	0.97%
Lynx Franchising, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.23%	12/23/2026	9,775	9,700	9,759	0.98%
Micronics	(12)	Subordinated Debt	S + 5.25%	10.84%	2/17/2027	2,450	2,405	2,405	0.24%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	13.29%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	7.22% (Cash) 4.75% (PIK)	11/30/2028	837	837	837	0.08%
Phaidon International	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.93%	8/22/2029	13,823	13,715	13,660	1.36%
Plaze	(12)	Subordinated Debt	S + 7.50%	12.94%	7/7/2028	13,500	13,218	12,574	1.26%
Propark Mobility	(6)	First Lien Term Loan	S + 6.25%	11.40%	1/31/2029	6,806	6,694	6,816	0.68%
Propark Mobility (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.40%	1/31/2029	3,122	1,274	1,329	0.13%
Scaled Agile	(6) (9)	First Lien Term Loan	S + 5.50%	10.91%	12/15/2028	7,915	7,858	7,461	0.75%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.91%	12/15/2028	389	389	367	0.04%
Smile Brands	(12)	Subordinated Debt	S + 8.50%	14.95% (PIK)	4/12/2026	10,325	10,255	8,763	0.88%
Soliant Health	(6)	First Lien Term Loan	S + 4.00%	9.44%	3/31/2028	5,353	5,350	5,370	0.54%
System One	(6) (9) (12)	First Lien Term Loan	S + 4.00%	9.46%	3/2/2028	2,253	2,250	2,249	0.23%
Technical Safety Services	(6)	First Lien Term Loan	S + 5.50%	10.95%	6/22/2029	6,755	6,701	6,755	0.68%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.95%	6/22/2029	6,394	3,982	4,051	0.41%
Technical Safety Services (Incremental)	(6) (12)	First Lien Term Loan	S + 5.50%	10.95%	6/22/2029	1,885	1,859	1,885	0.19%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 5.00%	10.30%	4/2/2029	9,850	9,772	9,899	0.99%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.71%	5/25/2029	2,970	2,951	2,941	0.29%
Trilon Group, LLC	(6) (13)	First Lien Term Loan	S + 6.00%	11.71%	5/25/2029	7,388	7,328	7,315	0.73%
Trilon Group, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.72%	5/25/2029	3,724	3,654	3,687	0.37%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.00%	11.71%	5/25/2029	7,406	7,406	7,333	0.73%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.71%	5/25/2029	1,980	1,980	1,960	0.20%
Trilon Group, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.72%	5/25/2029	6,373	4,469	4,436	0.44%
Vistage	(6) (9)	First Lien Term Loan	S + 4.75%	10.05%	7/13/2029	6,982	6,948	6,947	0.70%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.07%	6/29/2027	4,571	4,536	4,542	0.46%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.75%	11.07%	6/29/2027	333	330	333	0.03%
Total Services: Business							340,283	337,940	33.85%

Services: Consumer
360 Training	(13)	First Lien Term Loan	S + 5.00%	10.33%	8/2/2028	3,465	3,431	3,431	0.34%
360 Training (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.33%	8/2/2028	3,093	—	(30)	—%
All My Sons	(6)	First Lien Term Loan	S + 4.75%	10.31%	10/25/2028	5,247	5,210	5,247	0.53%
COP Exterminators Acquisition, Inc.	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	847	825	825	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	652	535	526	0.05%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.70%	4/27/2029	9,850	9,757	9,689	0.97%
Fairway Lawns	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,766	2,701	2,695	0.27%
Fairway Lawns (Delayed Draw)	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	5,944	5,944	5,794	0.58%
Legacy Service Partners, LLC (“LSP”)	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.96%	1/9/2029	10,136	9,965	10,237	1.02%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(12)	First Lien Term Loan	S + 6.50%	11.96%	1/9/2029	4,724	4,704	4,771	0.48%
Liberty Buyer	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.18%	6/15/2028	3,919	3,890	3,926	0.39%
Liberty Buyer (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.18%	6/15/2028	743	295	296	0.03%
NearU	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	8,452	8,452	7,895	0.79%
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	1,577	—	(104)	(0.01%)
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	1,714	—	(113)	(0.01%)
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.17%	3/14/2025	5,326	5,321	5,306	0.53%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.17%	3/14/2025	698	698	695	0.07%
NJEye LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.17%	9/14/2024	1,373	884	879	0.09%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.44%	9/14/2024	888	888	885	0.09%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.57%	6/8/2026	2,496	2,495	2,466	0.25%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.57%	6/8/2026	216	216	214	0.02%
North Haven Spartan US Holdco LLC (Delayed Draw) (Incremental)	(11) (13)	First Lien Term Loan	S + 6.25%	11.57%	6/8/2026	3,260	(8)	(40)	—%
One World Fitness PFF LLC	(6)	First Lien Term Loan	S + 5.25%	10.66% (Cash) 1.00% (PIK)	11/26/2025	3,874	3,875	3,686	0.37%
Perennial Services, Group, LLC	(6)	First Lien Term Loan	S + 6.00%	11.44%	9/7/2029	6,716	6,624	6,688	0.67%
Perennial Services, Group, LLC (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 6.00%	11.44%	9/7/2029	6,010	5,997	5,985	0.60%
Wrench Group	(9) (13)	First Lien Term Loan	S + 4.00%	9.57%	10/30/2028	4,500	4,490	4,491	0.45%
Total Services: Consumer							87,189	86,340	8.65%

Sovereign & Public Finance
LMI Renaissance	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	7/18/2028	12,224	12,125	12,174	1.22%
Total Sovereign & Public Finance							12,125	12,174	1.22%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Telecommunications
BCM One	(6)	First Lien Term Loan	S + 4.50%	9.92%	11/17/2027	5,942	5,942	5,918	0.59%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.92%	11/17/2027	1,822	1,822	1,815	0.18%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.25%	11.68%	4/16/2027	1,823	1,795	1,833	0.18%
Mobile Communications America Inc	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.31%	10/16/2029	18,459	18,196	18,229	1.84%
Mobile Communications America Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.31%	10/16/2029	5,970	(42)	(74)	(0.01%)
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.18%	4/16/2027	10,028	9,973	9,950	1.00%
Momentum Telecom II (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.93%	4/16/2027	1,311	1,289	1,326	0.13%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	S + 6.00%	11.47%	11/20/2025	6,633	6,613	6,633	0.66%
Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 5.50%	10.98%	4/3/2028	7,157	7,108	6,610	0.66%
Total Telecommunications							52,696	52,240	5.23%

Transportation: Cargo
AIT Logistics	(6) (14)	First Lien Term Loan	S + 4.75%	10.17%	4/6/2028	1,281	1,280	1,286	0.13%
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	11.46%	12/23/2026	9,850	9,713	9,500	0.94%
Kenco Group, Inc.	(6) (13)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	8,476	8,334	8,476	0.85%
Kenco Group, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	1,416	(23)	—	—%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.23%	8/3/2026	257	256	251	0.03%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.73%	8/3/2026	892	889	870	0.09%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.23%	8/3/2026	180	180	176	0.02%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.23%	8/3/2026	4,356	4,341	4,247	0.43%
Quantix (Incremental)	(9) (13)	First Lien Term Loan	S + 6.50%	11.90%	8/3/2026	1,355	1,342	1,321	0.13%
RoadOne	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,759	4,642	4,637	0.46%
RoadOne (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(17)	(36)	—%
SEKO Global Logistics	(12)	Subordinated Debt	S + 5.00%	10.50% (Cash) 4.50% (PIK)	6/30/2027	5,905	5,835	5,288	0.53%
SEKO Global Logistics	(12)	Subordinated Debt	S + 5.00%	10.50% (Cash) 4.50% (PIK)	6/30/2027	4,098	4,046	3,670	0.37%
SEKO Global Logistics	(6)	First Lien Term Loan	S + 5.00%	10.46%	12/30/2026	1,122	1,116	1,045	0.10%
SEKO Global Logistics (Delayed Draw)	(12)	Subordinated Debt	S + 5.00%	10.50% (Cash) 4.50% (PIK)	6/30/2027	923	923	826	0.08%
SEKO Global Logistics (Delayed Draw) (Incremental)	(6) (12)	First Lien Term Loan	S + 5.00%	10.46%	12/30/2026	4,473	4,473	4,164	0.42%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

SEKO Global Logistics (Incremental)	(6)	First Lien Term Loan	S + 5.00%	10.46%	12/30/2026	1,513	1,503	1,409	0.14%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.04%	3/19/2027	2,773	2,715	2,666	0.27%
Worldwide Express	(6) (14)	First Lien Term Loan	S + 4.00%	9.57%	7/26/2028	2,494	2,457	2,485	0.25%
Total Transportation: Cargo							54,005	52,281	5.24%

Transportation: Consumer
Alternative Logistics Technologies Buyer, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	2/14/2031	10,640	10,539	10,538	1.06%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.83%	2/14/2031	3,040	—	(29)	—%
American Student Transportaton Partners, Inc	(12)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	2,125	2,073	2,033	0.20%
Total Transportation: Consumer							12,612	12,542	1.26%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(6)	First Lien Term Loan	S + 6.00%	11.31%	7/13/2029	4,988	4,918	4,969	0.50%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.31%	7/13/2029	1,671	(4)	(6)	—%
Pinnacle Supply Partners, LLC	(6)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	6,316	6,203	6,273	0.62%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	3,636	(28)	(25)	—%
TPC Wire & Cable	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,244	2,225	2,204	0.22%
TPC Wire & Cable (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	918	916	901	0.09%
TPC Wire & Cable Corp (Delayed Draw) (Incremental)	(11) (12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,714	—	(30)	—%
Total Utilities: Electric							14,230	14,286	1.43%

Utilities: Water
USA Water	(6) (12)	First Lien Term Loan	S + 4.75%	10.06%	2/21/2031	7,897	7,822	7,821	0.78%
USA Water (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.06%	2/21/2031	3,037	—	(29)	—%
Total Utilities: Water							7,822	7,792	0.78%

Wholesale
Industrial Service Group	(6)	First Lien Term Loan	S + 6.25%	11.56%	12/7/2028	6,509	6,400	6,550	0.66%
Industrial Service Group (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 6.25%	11.56%	12/7/2028	3,389	3,375	3,410	0.34%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(6) (13)	First Lien Term Loan	S + 6.50%	11.96%	1/19/2029	7,941	7,809	7,952	0.79%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.96%	1/19/2029	1,979	(32)	3	—%
Total Wholesale							17,552	17,915	1.79%

Total Debt Investments							1,788,967	1,762,854	176.60%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	1,530	1,859	0.19%
Total Aerospace & Defense					1,530	1,859	0.19%

Automotive
Covercraft	(8) (12)	LP Interests	8/20/2021	768	768	330	0.03%
High Bar Brands	(8) (10) (12)	Class A Units	12/19/2023	303,000	303	294	0.03%
S&S Truck Parts	(8) (12)	Partnership Units	3/1/2022	4	378	288	0.03%
S&S Truck Parts	(8) (12)	Common Units	8/1/2022	78,541	79	60	0.01%
Total Automotive					1,528	972	0.10%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (10) (12)	Common Units	7/13/2022	14,777	1,860	2,207	0.22%
Fresh Edge - Common	(8) (12)	Class B Common Units	10/3/2022	682	3	46	—%
Fresh Edge - Preferred	(8) (12)	Class A Preferred Units	10/3/2022	682	682	790	0.08%
Tech24	(8) (12)	Company Unit	10/5/2023	954	954	983	0.10%
Total Beverage, Food & Tobacco					3,499	4,026	0.40%

Capital Equipment
Crete Mechanical Group	(8) (12)	Equity Co-Investment	5/7/2022	23	230	616	0.06%
EFC Holdings, LLC	(8) (10) (12)	Class A Common Units	2/28/2023	148	60	120	0.01%
EFC Holdings, LLC	(8) (10) (12)	Series A Preferred Units	2/28/2023	148	148	161	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Precision Surfacing - Common	(8) (10) (12)	Common Units	10/3/2022	3,750,000	3,750	7,126	0.71%
Repipe Specialists	(8) (12)	Purchased Units	3/18/2022	239	239	3	—%
Total Capital Equipment					4,427	8,026	0.80%

Construction & Building
Erie Construction	(8) (12)	Common Units	7/27/2021	166	166	521	0.05%
Gannett Fleming	(8) (12)	Series F Units	5/26/2023	569,505	570	830	0.08%
Gannett Fleming	(8) (12) (15)	Limited Partnership Interests	12/20/2022	424,742	425	619	0.06%
Total Construction & Building					1,161	1,970	0.19%

Consumer Goods: Non-durable
FoodScience	(8) (12)	Class B Units	3/1/2021	5,168	5	—	—%
FoodScience	(8) (12)	Class A Units	3/1/2021	98	98	80	0.01%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	182	0.02%
Total Consumer Goods: Non-durable					273	262	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (12)	Class A Common Units	7/6/2022	10,230	1,023	606	0.06%
Specialized Packaging Group	(7) (8) (10) (12)	Class A Units	12/17/2020	147,708	148	177	0.02%
Total Containers, Packaging & Glass					1,171	783	0.08%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (12)	Class A2 Units	2/7/2023	245	245	204	0.02%
Anne Arundel	(8) (12)	AA Equity Co-Invest	9/14/2023	12,175	880	—	—%
Health Management Associates	(8) (12)	Class A Common Units	3/31/2023	399,904	400	489	0.05%
REP HS Topco Holdings (HemaSource Inc.)	(8) (12)	LP Interests	8/31/2023	577,000	577	652	0.06%
Total Healthcare & Pharmaceuticals					2,102	1,345	0.13%

High Tech Industries
ITSavvy LLC	(8) (12)	Class A Common Units	8/8/2022	522	522	1,377	0.14%
Solve Industrial Motion Group	(8) (12)	LP Interests	6/30/2021	313	313	183	0.02%
Total High Tech Industries					835	1,560	0.16%

Services: Business
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Apex Companies Holdings, LLC	(8) (10) (12)	Class A Membership Interests	1/31/2023	1,173	117	127	0.01%
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	790	0.08%
Career Now	(8) (12)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
Career Now	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
E78	(8) (12)	Class A Common Units	12/1/2021	816	860	894	0.09%
KRIV Acquisition, Inc	(8) (12)	Class A Units	7/17/2023	790	790	734	0.07%
Output Services Group, Inc.	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	908	0.09%
Total Services: Business					4,099	3,453	0.34%

Services: Consumer
COP Exterminators Investment, LLC	(8) (12)	Class A Units	7/31/2023	997,000	1,117	1,201	0.12%
Legacy Service Partners, LLC (“LSP”)	(8) (12)	Class B Units	1/9/2023	4,907	491	597	0.06%
NearU	(8) (9) (12)	Limited Partnership Interests	8/8/2022	2,432	243	159	0.02%
Perennial Services Investors LLC	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	1,095	0.11%
Total Services: Consumer					2,629	3,052	0.31%

Sovereign & Public Finance
LMI Renaissance	(8) (12)	Limited Partnership Interests	7/18/2022	633,980	634	1,421	0.14%
Total Sovereign & Public Finance					634	1,421	0.14%

Transportation: Cargo
RoadOne - Common	(8) (12)	Partnership Units	12/29/2022	1,173,220	939	1,471	0.15%
SEKO Global Logistics	(8) (12)	Equity Co-Invest	12/30/2020	671,203	332	681	0.07%
Total Transportation: Cargo					1,271	2,152	0.22%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12)	Limited Partnership Interest	9/11/2023	101,041	101	82	0.01%
Total Transportation: Consumer					101	82	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12)	Limited Partnership Units	4/3/2023	279,687	280	264	0.03%
Total Utilities: Electric					280	264	0.03%

Utilities: Water
USA Water	(8) (10) (12)	Common Units	2/21/2024	4,781	478	478	0.05%
Total Utilities: Water					478	478	0.05%

Total Equity Investments					26,018	31,705	3.18%

Portfolio Company (1) (2)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds Treasury	5.17%	52,743	52,743	52,743	5.28%
First American Government Obligations Fund	5.17%	30	30	30	—%
Total Cash Equivalents			$52,773	$52,773	5.28%
Total Investments and Cash Equivalents			$1,867,758	$1,847,332	185.06%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2024. As of March 31, 2024, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.33%, 5.30%, 5.22%, and 5.00% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $998,233 as of March 31, 2024.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 "Organization"), which serve as collateral for the 2022 Debt Securitization, the 2023 Debt Securitization, and 2024 Debt Securitization (each as defined in the Notes). See Note 6 "Secured Borrowings".
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group and Bakeovations Intermediate is Canada and the principal place of business for Phaidon International is the United Kingdom.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2024, the Company held forty-four restricted securities with an aggregate fair value of $31,705, or 3.18% of the Company’s net assets.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2024
(dollar amounts in thousands)

(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 4.50% of the Company's total assets calculated in accordance with the 1940 Act.
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
(13)Denotes that all or a portion of the assets are owned by SPV IV and/or SPV V (each as defined in Note 1 "Organization"). SPV IV has entered into a senior secured revolving credit facility (the “SMBC Financing Facility”). The lenders of the SMBC Financing Facility have a first lien security interest in substantially all of the assets of SPV IV. Accordingly, such assets are not available to other creditors of the Company. SPV V has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of SPV V. Accordingly, such assets are not available to other creditors of the Company.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of March 31, 2024.

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

OEP Glass Purchaser	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.55%	4/18/2028	12,563	12,467	12,508	1.67%
Randys Holdings, Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	11,138	10,943	10,997	1.47%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	3,750	—	(47)	(0.01%)
S&S Truck Parts	(6)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	6,858	6,803	6,779	0.91%
S&S Truck Parts	(13)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,159	1,150	1,146	0.15%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,724	1,576	1,556	0.21%
Total Automotive							82,339	80,284	10.73%

Banking, Finance, Insurance, Real Estate
Coding Solutions Acquisitions	(6) (9)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	6,432	6,380	6,304	0.84%
Coding Solutions Acquisitions (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	1,966	1,966	1,927	0.26%
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 1.00%	6.66% (Cash) 6.00% (PIK)	9/8/2027	6,858	6,812	5,916	0.79%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.75%	11.25%	10/14/2028	7,166	7,109	7,003	0.94%
Risk Strategies (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	11.00%	11/2/2026	14,869	14,869	14,606	1.95%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.12%	3/26/2027	14,656	14,628	14,326	1.92%
World Insurance Associates (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.35%	4/3/2028	14,881	14,869	14,841	1.98%
Total Banking, Finance, Insurance, Real Estate							66,633	64,923	8.68%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.60%	9/25/2029	17,282	16,958	16,940	2.27%
Bardstown PPC Holdings LLC	(12)	Subordinated Debt	S + 7.75%	13.18%	8/28/2027	9,300	9,154	9,154	1.22%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.20%	9/28/2027	9,800	9,739	9,800	1.31%
Dessert Holdings		Subordinated Debt	S + 7.25%	12.72%	6/10/2029	9,000	8,874	7,628	1.02%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	10.07% (Cash) 5.13% (PIK)	4/3/2029	3,853	3,772	3,765	0.50%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.98% (Cash) 5.13% (PIK)	4/3/2029	914	891	893	0.12%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	769	752	752	0.10%
Handgards	(6) (13)	First Lien Term Loan	S + 7.00%	12.54%	10/14/2026	14,513	14,364	14,513	1.94%
Harvest Hill Beverage Company	(12)	Subordinated Debt	S + 9.00%	14.46%	2/28/2029	3,640	3,540	3,573	0.48%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	10.03%	7/30/2025	2,858	2,844	2,712	0.36%
Palmetto Acquisitionco, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	13,314	13,091	13,085	1.74%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	4,842	1,169	1,103	0.15%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.71%	8/13/2027	14,700	14,554	14,852	1.99%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S +5.50%	10.96%	8/13/2027	4,454	4,432	4,400	0.59%
Summit Hill Foods	(6)	First Lien Term Loan	S + 6.00%	11.39%	11/29/2029	9,835	9,689	9,690	1.30%
Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	1,773	—	(17)	—%
Sunny Sky Products	(12) (13)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	7,093	7,025	7,026	0.94%
Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	3,256	3,236	3,241	0.43%
Watermill Express, LLC (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	314	315	313	0.04%
Total Beverage, Food & Tobacco							124,399	123,423	16.50%

Capital Equipment
Crete Mechanical Group	(6)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	4,823	4,785	4,708	0.63%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	2,846	2,807	2,778	0.37%
Crete Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	7,153	5,710	5,539	0.74%
EFC Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,167	3,083	3,137	0.42%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	6,467	6,428	6,382	0.85%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	5,608	5,589	5,533	0.74%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	2,571	2,571	2,537	0.34%
Ovation Holdings, Inc.	(6) (13)	First Lien Term Loan	S +6.25%	11.78%	2/3/2029	8,035	7,876	7,949	1.06%
Ovation Holdings, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	1,899	1,535	1,536	0.21%
Precision Surfacing	(12)	First Lien Term Loan	N/A	15.00%	6/30/2024	713	713	713	0.09%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.52%	11/1/2028	8,735	8,711	8,664	1.16%
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Royal Holdco Corporation (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	3,118	3,074	3,073	0.41%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	9,315	9,183	9,128	1.22%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	4,915	3,259	3,193	0.43%
WSB Engineering Holdings Inc.	(12) (13)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	6,519	6,426	6,424	0.86%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	4,357	(31)	(64)	(0.01%)
Total Construction & Building							61,992	61,958	8.28%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	S + 4.50%	9.96%	6/28/2025	5,668	5,641	4,284	0.57%
Petmate	(6) (9) (12)	First Lien Term Loan	S + 5.50%	11.23%	9/15/2028	9,825	9,753	5,846	0.78%
Xpressmyself.com LLC (a/k/a SmartSign)	(6) (13)	First Lien Term Loan	S + 5.50%	10.98%	9/7/2028	9,875	9,796	9,701	1.30%
Xpressmyself.com LLC (a/k/a SmartSign)	(6)	First Lien Term Loan	S + 5.75%	11.22%	9/7/2028	5,025	4,932	4,983	0.67%
Total Consumer Goods: Durable							30,122	24,814	3.32%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.98%	9/10/2027	12,604	12,522	12,192	1.63%
Arcadia Consumer Health (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	9/10/2027	2,256	2,216	2,251	0.30%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	S + 4.50%	10.03%	1/7/2024	3,800	3,800	3,800	0.51%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	11.73%	3/1/2027	7,744	7,696	7,081	0.95%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	12.23%	3/1/2027	6,880	6,831	6,291	0.84%
Protective Industrial Products (“PIP”)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.47%	12/29/2027	4,860	4,684	4,909	0.66%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	6,789	6,733	6,335	0.85%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	3,125	(24)	(209)	(0.03%)
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	2,505	2,489	2,505	0.33%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	7,275	7,256	7,275	0.97%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ultima Health Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,734	1,706	1,704	0.23%
Total Consumer Goods: Non-durable							55,909	54,134	7.24%
Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.28%	10/7/2026	14,696	14,663	14,398	1.93%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.29%	10/7/2026	116	114	114	0.02%
Five Star Packing	(6) (13) (15)	First Lien Term Loan	S + 4.25%	9.63%	5/6/2029	7,576	7,482	7,482	1.00%
Good2Grow	(12) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/1/2027	6,362	6,270	6,362	0.85%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	12/1/2027	9,265	9,201	9,137	1.22%
Oliver Packaging	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,471	2,377	0.32%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	3,328	3,295	3,296	0.44%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.23%	12/17/2025	2,983	2,968	2,921	0.39%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.23%	12/17/2025	7,275	7,236	7,123	0.95%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.98%	12/17/2025	4,409	4,354	4,375	0.58%
Specialized Packaging Group (Incremental)	(7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.78%	12/17/2025	6,894	6,798	6,751	0.90%
Total Containers, Packaging & Glass							64,852	64,328	8.60%

Energy: Electricity
MGM Transformer Company (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	6,388	(16)	(92)	(0.01%)
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	23,612	23,259	23,271	3.11%
National Power	(12) (13)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	5,674	5,589	5,593	0.75%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	3,051	(7)	(44)	(0.01%)
Total Energy: Electricity							28,825	28,728	3.84%

Environmental Industries
Impact Environmental Group	(12) (13)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	6,776	6,650	6,721	0.90%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Impact Environmental Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	3,166	2,770	2,759	0.37%
Impact Environmental Group (Incremental)	(12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	1,736	1,703	1,722	0.23%
Impact Environmental Group (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	6,822	(32)	(55)	(0.01%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(6) (13)	First Lien Term Loan	S + 5.25%	10.73%	8/31/2028	6,648	6,596	6,518	0.87%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	8,550	8,426	8,429	1.13%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	6,429	(15)	(91)	(0.01%)
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.23%	11/30/2027	4,872	4,840	4,847	0.64%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	5,028	—	(25)	—%
The Facilities Group	(9) (13)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	9,051	8,963	9,006	1.20%
The Facilities Group (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	4,952	4,952	4,927	0.66%
Total Environmental Industries							44,853	44,758	5.98%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	10.20%	12/17/2027	7,872	7,817	7,048	0.94%
Anne Arundel	(12)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,247	2,656	0.36%
Anne Arundel	(12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	1,972	1,957	1,776	0.24%
Anne Arundel (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	2,396	2,022	1,790	0.24%
Forefront Dermatology	(6) (9) (12) (15)	First Lien Term Loan	S + 4.25%	9.63%	4/1/2029	3,315	3,268	3,215	0.43%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	5,959	5,922	5,839	0.78%
Genesee Scientific (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	1,560	1,560	1,528	0.20%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	12/8/2027	6,401	6,359	6,255	0.84%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	2,002	2,002	1,957	0.26%
GHR Healthcare (Incremental)	(13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	4,983	4,904	4,869	0.65%
Health Management Associates	(12) (13)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	8,307	8,154	8,233	1.10%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	1,499	444	460	0.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Heartland Veterinary Partners LLC (Incremental)	(12)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	1,900	1,872	1,875	0.25%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(12)	Subordinated Debt	S +7.50%	12.96%	12/10/2027	9,500	9,500	9,377	1.25%
HemaSource Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,153	5,147	0.69%
InfuCare RX	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.95%	1/4/2028	9,248	9,182	9,045	1.21%
MDC Intermediate Holdings II, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,749	1,711	1,690	0.23%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	721	160	143	0.02%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	8/20/2027	9,021	8,962	8,790	1.18%
PromptCare	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	8,204	8,121	8,079	1.08%
PromptCare (Delayed Draw)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	1,278	1,271	1,258	0.17%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.50%	5/28/2027	7,680	7,627	7,552	1.01%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (10) (12)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,240	3,240	0.43%
Quorum Health Resources, LLC (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,201	3,240	0.43%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.28%	9/19/2028	8,958	8,729	8,854	1.18%
Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.52%	9/19/2028	10,122	9,924	10,004	1.34%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(6) (13)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	7,474	7,408	7,382	0.99%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	2,443	1,558	1,528	0.21%
SM Wellness Holdings, Inc	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.14%	4/15/2028	14,665	14,573	14,187	1.90%
Thorne HealthTech	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	10/16/2030	10,652	10,549	10,553	1.41%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	15,523	15,368	15,369	2.05%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	4,085	—	(40)	(0.01%)
US Fertility	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	12,391	12,084	12,066	1.61%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	3,378	3,323	3,298	0.44%
Wellspring Pharmaceutical (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,571	1,561	1,534	0.21%
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Scaled Agile	(6) (9)	First Lien Term Loan	S +5.50%	10.95%	12/16/2028	7,936	7,875	7,623	1.02%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	12/16/2028	390	390	375	0.05%
Smile Brands	(12)	Subordinated Debt	S + 8.50%	14.99% (PIK)	4/12/2028	9,947	9,866	8,665	1.16%
Soliant Health	(6)	First Lien Term Loan	S + 4.00%	9.47%	4/1/2028	2,628	2,615	2,628	0.35%
Technical Safety Services	(6) (13)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,772	6,716	6,712	0.90%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,404	3,903	3,918	0.52%
Technical Safety Services (Incremental)	(12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	1,890	1,863	1,873	0.25%
TouchTunes Interactive	(6) (13) (15)	First Lien Term Loan	S + 5.00%	10.35%	4/2/2029	9,875	9,793	9,825	1.31%
Transit Buyer LLC (dba“Propark”)	(6) (13)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	6,823	6,705	6,801	0.91%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	3,125	1,275	1,318	0.18%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	2,978	2,958	2,939	0.39%
Trilon Group, LLC	(6) (13)	First Lien Term Loan	S + 6.25%	11.75%	5/27/2029	7,406	7,345	7,311	0.98%
Trilon Group, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	3,733	3,661	3,685	0.49%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	7,425	7,425	7,330	0.98%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	1,985	1,985	1,959	0.26%
Trilon Group, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	6,373	1,935	1,884	0.25%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.14%	6/29/2027	4,582	4,544	4,515	0.60%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	151	149	150	0.02%
Vital Records Control (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	183	181	182	0.03%
Total Services: Business							302,368	298,732	39.94%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	8,474	8,474	7,920	1.06%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,577	—	(103)	(0.01%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,714	—	(112)	(0.01%)
All My Sons	(6)	First Lien Term Loan	S + 4.75%	10.36%	10/25/2028	5,261	5,222	5,206	0.69%
COP Exterminators Acquisition, Inc.	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	838	816	816	0.11%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	652	(8)	(17)	0.00%
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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.08%	3/19/2027	2,780	2,719	2,642	0.35%
Total Transportation: Cargo							50,134	49,851	6.67%

Transportation: Consumer
American Student Transportaton Partners, Inc	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	2,081	2,027	2,026	0.27%
Total Transportation: Consumer							2,027	2,026	0.27%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	5,000	4,927	4,981	0.67%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	1,671	(4)	(7)	—%
Pinnacle Supply Partners, LLC	(6) (13)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	6,332	6,214	6,287	0.84%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	3,636	(30)	(26)	—%
TPC Wire & Cable	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,240	2,220	2,215	0.29%
TPC Wire & Cable (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	913	911	902	0.12%
Total Utilities: Electric							14,238	14,352	1.92%

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(6) (13)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	7,961	7,822	7,973	1.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	1,979	(34)	3	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(6) (13)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	6,525	6,412	6,569	0.88%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	3,397	3,383	3,420	0.46%
Total Wholesale							17,583	17,965	2.40%

Total Debt Investments							1,640,574	1,610,879	215.39%

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

FoodScience	(8) (12) (14)	Class A Units	3/1/2021	98	98	51	0.01%
Ultima Health Holdings, LLC	(8) (12) (14)	Preferred Units	9/12/2022	15	170	158	0.02%
Total Consumer Goods: Non-durable					273	209	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (12) (14)	Class A Common Units	7/6/2022	10,230	1,023	640	0.09%
Specialized Packaging Group	(7) (8) (10) (12) (14)	Class A Units	12/17/2020	147,708	148	182	0.02%
Total Containers, Packaging & Glass					1,171	822	0.11%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (12) (14)	Class A2 Units (Common)	2/7/2023	245	245	177	0.02%
Anne Arundel	(8) (12) (14)	AA Equity Co-Invest	9/14/2023	12,175	880	2	—%
Health Management Associates	(8) (12) (14)	Class A Common Units	3/31/2023	399,904,000	400	427	0.06%
REP HS Topco Holdings (HemaSource Inc.)	(8) (12) (14)	LP Interests	8/31/2023	577,000	577	645	0.09%
Total Healthcare & Pharmaceuticals					2,102	1,251	0.17%

High Tech Industries
ITSavvy LLC	(8) (12) (14)	Class A Common Units	8/8/2022	522	522	1,250	0.17%
Solve Industrial Motion Group	(8) (12) (14)	Solve Industrial Equity	6/30/2021	313	313	210	0.03%
Total High Tech Industries					835	1,460	0.20%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (12) (14)	Class A Membership Interests	1/31/2023	1,173	117	127	0.02%
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	888	0.12%
Career Now	(8) (12) (14)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
Career Now	(8) (12) (14)	Common Equity	9/30/2021	624	624	—	—%
E78	(8) (12) (14)	Class A Common Units	12/1/2021	816	860	835	0.11%
KRIV Acquisition, Inc	(8) (12) (14)	Class A Units	7/17/2023	790	790	930	0.12%
Output Services Group, Inc.	(8) (10) (12) (14)	Class A Units	11/30/2023	47,021	833	833	0.11%
Total Services: Business					4,099	3,613	0.48%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (9) (12) (14)	Limited Partnership Interests	8/8/2022	2,432	243	156	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

COP Exterminators Investment, LLC	(8) (12) (14)	Class A Units	7/31/2023	997,000	1,117	1,163	0.16%
Legacy Service Partners, LLC (“LSP”)	(8) (12) (14)	Class B Units	1/9/2023	4,907	491	544	0.07%
Perennial Services Investors LLC	(8) (10) (12) (14)	Class A Units	9/8/2023	7,784	778	1,077	0.14%
Total Services: Consumer					2,629	2,940	0.39%

Sovereign & Public Finance
LMI Renaissance	(8) (12) (14)	Limited Partnership Interests	7/18/2022	633,980	634	1,370	0.18%
Total Sovereign & Public Finance					634	1,370	0.18%

Transportation: Cargo
RoadOne - Common	(8) (12) (14)	Partnership Units	12/29/2022	1,173,220	939	1,525	0.20%
SEKO Global Logistics	(8) (12)	Seko Equity Co-Invest	12/30/2020	671,203	332	1,221	0.16%
Total Transportation: Cargo					1,271	2,746	0.36%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12) (14)	Limited Partnership Interest	9/11/2023	173,844	174	189	0.03%
Total Transportation: Consumer					174	189	0.03%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12) (14)	Subject Partnership Units	4/3/2023	279,687,000	280	281	0.04%
Total Utilities: Electric					280	281	0.04%

Total Equity Investments					25,595	30,807	4.12%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Interest Rate (3)	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cash Equivalents
BlackRock Liquidity Funds Treasury	5.18%	46,784	46,784	46,784	6.26%
First American Government Obligations Fund	5.19%	32	32	32	—%
U.S. Bank National Association Money Market Deposit Account	2.05%	17,661	17,661	17,661	2.36%
Total Cash Equivalents			$64,477	$64,477	8.62%
Total Investments and Cash Equivalents			$1,730,646	$1,706,163	228.13%
_____________
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“SOFR” or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.35%, 5.33%, 5.16%, and 4.77% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $747,885 as of December 31, 2023.
(6)Denotes that all or a portion of the assets are owned by CLO-I and/or CLO-II (each as defined in the Note 1 "Organization"), which serve as collateral for the 2022 and 2023 Debt Securitization (as defined in the Notes). See Note 6 "Secured Borrowings".
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group is Canada. The principal place of business for Phaidon International is the United Kingdom.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2023, the Company held forty-four restricted securities with an aggregate fair value of 30,807, or 4.12% of the Company’s net assets.
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
The Company entered into the Advisory Agreement with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through the CAM Sub-Advisory Agreement with Churchill Asset Management LLC (“Churchill"). In addition, the Adviser and Churchill have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management”) pursuant to the NAM Sub-Advisory Agreement, pursuant to which Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the Administration Agreement, the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”), Nuveen Churchill BDC SPV V, LLC (“SPV V”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their formation, in accordance with the Company's consolidation policy discussed in Note 2. CLO-I, CLO-II and CLO-III completed term debt securitizations in May 2022, December 2023 and March 2024, respectively. SPV IV and SPV V primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with its initial closing in March 2020, the Company conducted private offerings ("Private Offerings") of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company held its final closing on April 28, 2023.
On January 29, 2024, the Company closed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company has restrictions on the uses of the cash held by SPV V based on the terms of the Wells Fargo Financing Facility (as defined in Note 6 below). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.
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
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three months ended March 31, 2024 and 2023, the Company earned $1,992 and $321, respectively, in PIK income provisions representing 3.86% and 0.95% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2024 and 2023 the Company earned $308 and $16, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2024 and 2023 the Company earned other income of $217 and $236, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of March 31, 2024, the Company had one portfolio company on non-accrual status with a fair value of $2,326 which represents approximately 0.13% of total investments at fair value. As of December 31, 2023, there were no portfolio companies on non-accrual.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Offering Costs
Offering costs associated with the Private Offerings were recognized as a deferred charge on the consolidated statement of assets and liabilities and amortized on a straight-line basis over 12 months. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the three months ended March 31, 2024 the Company did not incur any offering costs. For the three months ended March 31, 2023 the Company incurred offering costs of $15.
Deferred offering costs include registration expenses related to any shelf registration statement filed by the Company. These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense. The Adviser paid the offering costs associated with the IPO on behalf of the Company. The Company is not obligated to repay any such offering costs paid by the Adviser.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, CLO-III, SPV IV and SPV V are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three months ended March 31, 2024 and March 31, 2023, the Company did not incur any excise tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income, the Company intends to continue to make quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by the Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
In connection with the IPO, the Board approved an amended and restated dividend reinvestment plan (the "Amended DRIP"), which became effective on January 29, 2024, concurrent with the consummation of the IPO.
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

With respect to each distribution under the Amended DRIP, the Board reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of participants in the Amended DRIP. If newly issued shares are used to implement the Amended DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such participant by the market price per share of the Company's common stock at the close of regular trading of the NYSE on the distribution payment date, or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the distribution payment date exceeds the most recently computed net asset value ("NAV") per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share). If shares are purchased in the open market to implement the Amended DRIP, the number of shares to be issued to a participant will be determined by dividing the dollar amount of the distribution payable to such participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution. Although each participant may from time to time have an undivided fractional interest in a share, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each participant’s account.

Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.

3. INVESTMENTS
As of March 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,610,637	$1,596,352	88.95%	$1,450,120	$1,427,492	86.95%
Subordinated Debt[1]	$178,330	$166,502	9.28%	190,454	183,387	11.17%
Equity Investments	$26,018	$31,705	1.77%	25,595	30,807	1.88%
Total	$1,814,985	$1,794,559	100.00%	$1,666,169	$1,641,686	100.00%
_____________________
1As of March 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $84,676, mezzanine debt of $81,113 and $713 of structured debt at fair value and second lien term loans and/or second lien notes of $88,879, mezzanine debt of $86,199 and $3,252 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of March 31, 2024 and December 31, 2023 was as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Industry	March 31, 2024	December 31, 2023
Aerospace & Defense	3.07%	3.13%
Automotive	3.84%	4.95%
Banking, Finance, Insurance, Real Estate	3.60%	3.95%
Beverage, Food & Tobacco	7.30%	7.76%
Capital Equipment	4.62%	4.21%
Chemicals, Plastics, & Rubber	1.61%	2.29%
Construction & Building	4.50%	3.90%
Consumer Goods: Durable	1.05%	1.51%
Consumer Goods: Non-durable	3.29%	3.31%
Containers, Packaging & Glass	3.89%	3.97%
Energy: Electricity	1.61%	1.75%
Environmental Industries	3.16%	2.73%
Healthcare & Pharmaceuticals	11.91%	12.72%
High Tech Industries	10.64%	8.97%
Media: Advertising, Printing & Publishing	1.04%	1.12%
Media: Diversified & Production	0.87%	0.96%
Retail	0.32%	0.35%
Services: Business	19.03%	18.43%
Services: Consumer	4.98%	4.86%
Sovereign & Public Finance	0.76%	0.65%
Telecommunications	2.91%	3.17%
Transportation: Cargo	3.03%	3.20%
Transportation: Consumer	0.70%	0.13%
Utilities: Electric	0.81%	0.89%
Utilities: Water	0.46%	—%
Wholesale	1.00%	1.09%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	1,762,869	1,742,508	97.10%	174.56%
Canada	38,401	38,391	2.14%	3.85%
United Kingdom	13,715	13,660	0.76%	1.37%
	1,814,985	1,794,559	100.00%	179.78%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
USA	1,613,815	1,589,384	96.82%	212.52%
Canada	38,462	38,292	2.33%	5.12%
United Kingdom	13,892	14,010	0.85%	1.87%
	1,666,169	1,641,686	100.00%	219.51%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

As of March 31, 2024 and December 31, 2023, on a fair value basis, 94.69% and 94.61%, respectively, of the Fund’s debt investments bore interest at a floating rate and 5.31% and 5.39%, respectively, of the Fund’s debt investments bore interest at a fixed rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2024 and December 31, 2023, according to the fair value hierarchy:

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$30,955	$1,565,397	$1,596,352
Subordinated Debt [1]	—	—	166,502	166,502
Equity Investments	—	—	31,705	31,705
Cash Equivalents	52,773	—	—	52,773
Total	$52,773	$30,955	$1,763,604	$1,847,332
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $84,676, mezzanine debt of $81,113 and $713 of structured debt.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 and the year ended December 31, 2023:

	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514
Purchase of investments	196,582	855	496	197,933
Proceeds from principal repayments and sales of investments	(39,657)	(6,082)	(73)	(45,812)
Payment-in-kind interest	260	1,732	—	1,992
Amortization of premium/accretion of discount, net	833	164	—	997
Net realized gain (loss) on investments	(3,830)	140	—	(3,690)
Net change in unrealized appreciation (depreciation) on investments	8,373	(5,003)	475	3,845
Transfers to Level 3 (1)	9,825	—	—	9,825
Balance as of March 31, 2024	$1,565,397	$166,502	$31,705	$1,763,604

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2024	$4,445	$(5,003)	$475	$(83)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at March 31, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,400,517	Yield Method	Market Yield Discount Rates	8.58%	20.85%	10.80%
First Lien Term Loans	22,199	Market Approach	EBITDA Multiple	6.50x	13.00x	9.37x
First Lien Term Loans	142,681	Recent Transactions	Transaction Price	99.00	100.69	99.56
Subordinated Debt	151,676	Yield Method	Market Yield Discount Rates	12.18%	24.91%	15.30%
Subordinated Debt	2,326	Black-Scholes	EBITDA Multiple	11.50x	11.50x	11.50x
Subordinated Debt	12,500	Recent Transaction	Transaction Price	100.00	100.00	100.00
Equity	161	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	31,066	Market Approach	EBITDA Multiple	5.75x	20.00x	11.32x
Total	$1,763,126
Equity investments in the amount of $478 at March 31, 2024 have been excluded from the table above as the investments are valued using a recent transaction.

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
Financial Instruments disclosed but not carried at fair value
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy approximates their carrying values. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements. The fair value of the 2022 Debt, the 2023 Debt and the 2024 Debt (as defined in Note 6) was based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements. The carrying value and fair value of the Company’s debt obligations were as follows:

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$2,500	$2,500	$231,000	$231,000
SMBC Financing Facility	39,000	39,000	37,377	37,377
Revolving Credit Facility	12,000	12,000	126,500	126,500
2022 Debt	342,000	340,307	342,000	338,345
2023 Debt	215,000	217,026	215,000	213,976
2024 Debt	215,000	215,501	—	—
Total	$825,500	$826,334	$951,877	$947,198
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing costs.

5. RELATED PARTY TRANSACTIONS
Advisory Agreements
On December 31, 2019, immediately prior to its election to be regulated as a BDC, the Company entered into the investment advisory agreement with the Adviser. The Board, including all of the directors who are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Directors”), approved the investment advisory agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act. On January 29, 2024, the Company entered into an amended and restated investment advisory agreement (the “Advisory Agreement”), which became effective upon the consummation of the IPO on January 29, 2024.
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into an investment sub-advisory agreement with Churchill, which was subsequently amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022 (the “CAM Sub-Advisory Agreement”). The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Advisory Agreement. The Adviser retains 32.5% of the management fee and incentive fee payable by the Company. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On January 29, 2024, the Adviser and Churchill entered into an investment sub-advisory agreement with Nuveen Asset Management (the “NAM Sub-Advisory Agreement”, and together with the Advisory Agreement and the CAM Sub-Advisory Agreement, the “Advisory Agreements”), pursuant to which Nuveen Asset Management may manage a portion of the Company’s portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”), subject to the pace and amount of investment activity in the middle market investment program. The Company typically refers to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). The percentage of the Company’s portfolio allocated to the Liquid Investments strategy managed by Nuveen Asset Management will be at the discretion of Churchill. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage the Company’s Liquid Investment allocation will be payable by Churchill and will not impact the advisory fees payable by the Company’s shareholders. Churchill will pay Nuveen Asset Management monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement will not impact the advisory fees payable by the Company's shareholders.
Advisory agreements remain in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. On October 27, 2023, the Board, including all of the Independent Directors, approved the Advisory Agreement and the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an initial two-year term expiring on January 29, 2026. In addition, on October 27, 2023, the Board, including all of the Independent Directors, approved the renewal of the CAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, the 1940 Act for an additional one-year term expiring on December 31, 2024. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable investment adviser and may be terminated by either the Company or the applicable investment adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty.
Compensation of the Adviser - Management Fee
Under the Advisory Agreement, for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ending March 31, 2025), the management fee is calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters, and thereafter, the management fee will step up to 1.00% of Average Total Assets. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Any management fees will be payable quarterly in arrears.
Compensation of the Adviser - Incentive Fee
Under the Advisory Agreement, the Adviser is waiving the incentive fee on income and incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ending March 31, 2025). Following the expiration of the fee waiver, the Company will pay an incentive fee to the Adviser that will consist of two parts. The incentive fees will be based on income and capital gains, each as described below. The portion of the incentive fee based on income will be calculated, subject to a cap (the “Incentive Fee Cap”), and payable quarterly in arrears based on pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) (such period, the “Trailing Twelve Quarters”) commencing from the beginning of the calendar quarter in which the IPO was consummated, as follows:
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

•100% of our aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7647% in any calendar quarter following the consummation of the IPO. The Company refers to this portion of the pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.7647% multiplied by our NAV at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters; and
•15% of the aggregate pre-incentive fee net investment income, if any, in respect of the Trailing Twelve Quarters that exceeds 1.7647%.
Under the Advisory Agreement, following the expiration of the fee waiver, the incentive fee on income for a particular quarter will be subject to the Incentive Fee Cap. The Incentive Fee Cap will be equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined below) over the Trailing Twelve Quarters and (y) the aggregate incentive fee on income that was paid to the Adviser by the Company in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters. These calculations will be adjusted for any share issuances or repurchases during the applicable calendar quarter.

“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters, beginning with the calendar quarter in which the IPO was consummated, means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee on income to the Adviser in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee on income that is payable to the Adviser for such quarter calculated as described above, the Company will pay an incentive fee on income to the Adviser equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee on income that is payable to the Adviser for such quarter calculated as described above, the Company will pay an incentive fee on income to the Adviser equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period, beginning with the calendar quarter in which the IPO was consummated, means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the relevant calendar quarters, minus operating expenses for the relevant calendar quarters (including the management fee, any expenses payable under the Administration Agreement (as defined below), interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that the Company never received. Pre-incentive fee net investment income will not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized.

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

For the three months ended March 31, 2024 and 2023 base management fees were $3,264 and $2,306, respectively. As of March 31, 2024 and December 31, 2023, $3,264 and $3,006, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities. As of March 31, 2024, income based incentive fees of $4,459, were waived in accordance with the terms of the Advisory Agreement. As of March 31, 2024, no amounts were payable to the Adviser related to income based incentive fees. As of December 31, 2023, the Adviser was not entitled to any incentive fees under the Advisory Agreement.
Administration Agreement
On December 31, 2019, the Company entered into an administration agreement (the "Administration Agreement"), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three months ended March 31, 2024 and 2023 the Company incurred $542 and $309, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2024 and December 31, 2023, fees of $961 and $505, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Expense Support Agreement
On December 31, 2019, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement automatically terminated pursuant to its terms upon the consummation of the IPO on January 29, 2024. Under the Expense Support Agreement, the Adviser was able to pay certain expenses of the Company, provided that no portion of the payment was used to pay any interest expense of the Company (each, an “Expense Payment”). Such Expense Payment was made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from the Company to the Adviser or its affiliates. The cumulative amount of expense payments by the Adviser under the Expense Support Agreement was $2,979, of which $1,101 was reimbursed by the Company prior to the termination of the Expense Support Agreement.
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2024 and 2023 the Company incurred $128 and $96 respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $128 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse Churchill and Administrator for such amounts paid on its behalf. Amounts payable to Churchill and Administrator are settled in the normal course of business without formal payment terms. As of March 31, 2024 and December 31, 2023, the Company owed Churchill and the Administrator $904 and $353 for reimbursements including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2024 and December 31, 2023, asset coverage was 220.92% and 178.57%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V were in compliance with all covenants and other requirements of their respective agreements.
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
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended from time to time, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. The Wells Fargo Financing Facility Agreement was amended on October 28, 2020, March 31, 2022 and March 14, 2024. The most recent amendment on March 14, 2024, among other things: (i) added SPV V as a party to the facility and (ii) decreased the maximum facility amount available from $275,000 to $150,000, which facility amount may be increased, with the consent of the administrative agent and each applicable lender, to up to $250,000 during the reinvestment period.
The Wells Fargo Financing Facility reinvestment period expires on March 31, 2025 and has a maturity date of March 31, 2027. The Wells Fargo Financing Facility Agreement also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%. Under the Wells Fargo Financing Facility Agreement, the Company pays a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ending June 14, 2024, 0.50% per annum for the next six months and thereafter, 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
As of March 31, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum.
SPV V, beginning March 14, 2024, has pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company and SPV V have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

SMBC Financing Facility
On November 24, 2020, a wholly owned subsidiary of the Company entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement.
The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300,000 to $150,000 upon the occurrence of a permitted securitization, subject to a subsequent increase to $250,000, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 plus an annualized fee of 0.30% multiplied by $150,000 based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of March 31, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% per annum.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150,000 from $300,000 and SPV IV began borrowing under the SMBC Financing Facility.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% on average daily undrawn amounts. As of March 31, 2024 and December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.

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
CLO-III
On March 14, 2024 (the “Closing Date”), the Company completed a $296,970 term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes” or “2024 Debt”) were issued by Churchill NCDLC CLO-III, LLC (formerly known as Nuveen Churchill BDC SPV III, LLC) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “Indenture”) dated as of the Closing Date. The 2024 Notes consist of $2,000 of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970 of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

The 2024 Notes are backed by a diversified portfolio of senior secured and second lien loans. The Indenture contains certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Notes. Through April 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on April 20, 2036.

The 2024 Notes are the secured obligation of the 2024 Issuer, and the Indenture governing the 2024 Notes includes customary covenants and events of default. The 2024 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to the 2024 Issuer under a collateral management agreement (the “Collateral Management Agreement”) and has waived any management fee due to it in consideration for providing these services.

Summary of Secured Borrowings
The Company's debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$150,000	$150,000	$342,000	$215,000	$215,000	$185,000	$1,257,000
Amount Outstanding (1)	2,500	39,000	342,000	215,000	215,000	12,000	825,500
Unused Portion (2)	147,500	111,000	—	—	—	173,000	431,500
Amount Available (3)	147,500	111,000	—	—	—	173,000	431,500
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	December 31, 2023
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO -I	CLO-II	Revolving Credit Facility	Total
Total Commitment	$275,000	$150,000	$342,000	$215,000	$185,000	$1,167,000
Amount Outstanding (1)	231,000	37,377	342,000	215,000	126,500	951,877
Unused Portion (2)	44,000	112,623	—	—	58,500	215,123
Amount Available (3)	43,837	112,623	—	—	58,500	214,960
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
For the three months ended March 31, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$15,337	$12,041
Unused fees	308	267
Amortization of deferred financing costs	1,296	435
Total interest and debt financing expenses	$16,941	$12,743
Average interest rate (1)	7.65%	6.76%
Average daily borrowings	$819,927	$738,069
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2024 and December 31, 2023:

	Payments Due by Period
As of March 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$2,500	$—	$2,500	$—	$—
SMBC Financing Facility	39,000	—	39,000	—	—
Revolving Credit Facility	12,000	—	—	12,000	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$825,500	$—	$41,500	$12,000	$772,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2024 and December 31, 2023 for any such exposure.
As of March 31, 2024 and December 31, 2023, the Company had the following unfunded commitments to fund delayed draw loans and equity investments:

Portfolio Company	March 31, 2024	December 31, 2023
360 Training	$3,094	$—
Allstar Holdings	7,373	7,373
Alternative Logistics Technologies Buyer, LLC	3,040	—
Anne Arundel	366	366
Apex Companies	1,002	1,115
Aramsco	297	—
ARMstrong	3,847	3,847
ASTP Holdings Co-Investment LP	107	34
Bounteous	—	4,467
BusinesSolver	873	970
Chroma Color	1,379	1,379
ClaimLogiq	3,225	3,225
Classic Collision	16,107	21,867
CMP Ren Partners I-A LP	15	15
Contract Land Staff	3,025	—
Covercraft	4,386	4,386
Crete	148	1,443
CrossCountry Consulting	3,320	3,320
D&H United Fueling Solutions	1,393	1,567
DMC Power	1,671	1,671
E78	2,570	2,570
Elevation Labs	2,188	3,125
Eliassen Group, LLC	1,903	1,903
Engage	8,113	8,113
Ergotech (INS)	1,979	1,979
Evergreen Services Group II	1,122	4,488
EyeSouth	885	885
Fairway Lawns	—	419
Health Management Associates	1,026	1,026
Heartland Veterinary Partners	3,600	—
High Bar Brands	596	596
Image First	143	—
Impact Environmental Group	4,093	7,203
Infobase	—	721
ITSavvy	158	158
Kenco	1,416	1,416
Legacy Service Partners	—	764
Leo Facilities	5,314	6,429
Liberty Group	449	449
Market Performance Group	3,086	—
MEI Buyer LLC	1,814	1,814
MGM Transformer Company	6,388	6,388
Mobile Communications America Inc	5,970	5,970
Mosaic Dental	254	553
National Power	3,051	3,051

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2024	December 31, 2023
NearU	3,291	3,291
NJEye, LLC	489	489
North Haven Spartan US Holdco LLC	3,260	—
Online Labels Group	807	807
Ovation Holdings	343	343
Palmetto Exterminators	109	652
Pinnacle Supply Partners, LLC	3,636	3,636
Precision Aviation Group	4,961	4,961
Propark Mobility	1,797	1,797
Randy's Worldwide Automotive	3,300	3,750
Repipe Specialists	691	691
Rhino Tool House	36	921
Riveron	1,607	1,607
RMA Companies	3,134	3,510
RoadOne	1,397	1,397
RoadOne- Common	—	235
S&S Truck Parts	246	246
Sciens Building Solutions, LLC	1,623	1,623
Sunny Sky Products	1,773	1,773
Tech24	3,550	3,655
Technical Safety Services	2,343	2,429
Tencate	1,540	—
The Facilities Group	4,861	5,028
TIDI Products	4,085	4,085
TPC Wire & Cable Corp	1,715	—
Trilon Group	1,875	4,407
USA Water	3,037	—
Velosio	1,284	—
Watermill Express	2,734	—
Wellspring	3,756	3,756
Wpromote	588	588
WSB / EST	1,307	4,357
Young Innovations	3,448	3,448
Total unfunded commitments	$179,409	$180,547
The Company seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing financial leverage. Further, the Company considers any outstanding unfunded portfolio company commitments it is required to fund within the 150% asset coverage limitation. As of March 31, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

8. NET ASSETS
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
IPO and Private Offerings
On January 29, 2024, the Company closed its IPO, issuing 5,500,000 shares of its common stock at a public offering price of $18.05 per share. The Company received total cash proceeds of $99,275. The Company's common stock began trading on the NYSE under the symbol “NCDL” on January 25, 2024.
Prior to April 28, 2023, in connection with the Private Offerings, the Company entered into subscription agreements (“Subscription Agreements”) with investors, pursuant to which investors were required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivered a drawdown notice. Following the final drawdown notice dated December 21, 2023 and due on January 5, 2024, all capital commitments had been drawn.
The following table summarizes total shares issued and proceeds received in connection with the IPO and the Company's capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 29, 2024	5,500,000	$99,275	$18.05
January 5, 2024	7,888,094	$142,381	$18.05
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
Distributions
The following table summarizes the Company's distributions declared from inception through March 31, 2024:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special dividend and a supplemental dividend.
(2)    Represents a supplemental dividend.
(3)    Represents a special dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through March 31, 2024:

Date Declared	Record Date	Payment Date	Shares Issued[1]
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
________________
(1)    All shares issued to shareholders are newly issued shares.

Share Repurchase Plan

On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

The Company 10b5-1 Plan is designed to allow the Company to repurchase its shares of common stock at times when the Company otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the shares of the Company's common stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of the Company's common stock and trading volumes, and no assurance can be given that any particular amount of shares of the common stock will be repurchased.

The purchase of shares of common stock pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan became effective on March 29, 2024 and commenced on April 1, 2024. The 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from the effective date (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99,275 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value at beginning of period	$18.13	$18.32
Net investment income (1)	0.56	0.60
Net realized gain (loss) (1)	(0.07)	0.23
Total net change in unrealized gain (loss) (1)	0.08	(0.39)
Net increase (decrease) in net assets resulting from operations (1)	0.57	0.44
Shareholder distributions from net investment income (2)	(0.45)	(0.76)
Other (3)	(0.04)	0.01
Net asset value at end of period	$18.21	$18.01

Net assets at end of period	$998,233	$517,544
Shares outstanding at end of period	54,815,740	28,743,877
Per share market value at end of period	$18.06	N/A
Total return based on NAV (4)	2.93%	2.39%
Total return based on market value (5)	2.55%	N/A

Ratio/Supplemental data:
Ratio of net expenses to average net assets before expense support and waived fees (6) (7)	12.09%	12.92%
Ratio of net expenses to average net assets after expense support and waived fees(6) (7)	10.04%	12.91%
Ratio of net investment income to average net assets (6)	13.66%	13.51%
Portfolio turnover rate (8)	3.20%	3.22%
Asset Coverage Ratio	220.92%	167.31%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan divided by the beginning NAV per share.
(5)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $18.05 per share and is not annualized.
(6)Ratios are annualized. Average net assets is calculated utilizing quarterly net assets. Ratio of net investment income (loss) to average net assets includes the effect of expense support for three months ended March 31, 2023 and waived incentive fees for the three months ended March 31, 2024.
(7)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2024 and 2023 was 7.78% and 9.91%, respectively. Average net assets is calculated utilizing quarterly net assets.
(8)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2024, except as discussed below.
On April 9, 2024, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Secured Revolving Credit Agreement, by and among the Company, as borrower, NCDL Equity Holdings, as subsidiary guarantor, the lenders and issuing banks party thereto, SMBC, as administrative agent for the lenders. Amendment No. 1, among other things: (a) increased the maximum principal amount available under the Revolving Credit Facility from $185,000 to $250,000 pursuant to the accordian feature; and (b) replaced the interest rate benchmark for borrowings denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor borrowings and 0.32138% for three month tenor borrowings.
On May 1, 2024, the Board declared a second quarter regular dividend of $0.45 per share payable on or around July 29, 2024 to shareholders of record as of June 28, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events, or the future performance or financial condition of Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"), and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We have entered into an investment advisory agreement (as amended and restated, the “Advisory Agreement”) with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “CAM Sub-Advisory Agreement”) to Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the "Advisers") pursuant to a sub-advisory agreement (the "NAM Sub-Advisory Agreement"), pursuant to which Nuveen Asset Management may manage a portion of our portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Adviser, Churchill, Nuveen Asset Management and Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”), Nuveen Churchill BDC SPV V, LLC (“SPV V”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their formation. CLO-I, CLO-II and CLO-III completed term debt securitizations in May 2022, December 2023 and March 2024, respectively. SPV IV and SPV V primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with our initial closing in March 2020, we conducted private offerings ("Private Offerings") of our shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). We held our final closing on April 28, 2023.
On January 29, 2024, we closed our initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

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
Expenses
The Adviser, Churchill, Nuveen Asset Management and their respective affiliates are responsible for bearing the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).
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
•investment advisory fees payable under the Advisory Agreement;
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$1,666,169	$1,225,573
Purchase of investments	204,329	99,914
Proceeds from principal repayments and sales of investments	(54,896)	(39,602)
Payment-in-kind interest	1,992	321
Amortization of premium/accretion of discount, net	1,016	905
Net realized gain (loss) on investments	(3,625)	6,481
Total investments, end of period	$1,814,985	$1,293,592

Portfolio companies at beginning of period	179	145
Number of new portfolio companies funded	23	11
Number of portfolio companies sold or repaid	(7)	(3)
Portfolio companies at end of period	195	153
Count of investments	414	304
Count of industries	26	23
As of March 31, 2024, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $77.4 million.1
•Weighted average of 2.2x interest coverage ratio for our first lien term loans2
•Weighted average of 4.83x net leverage.3
•Approximately 84% of our debt investments have financial covenants.4
________________________________________
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 73.48% of our total investments, and 82.61% of our total first lien loan investments, in each case based upon fair value.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements, and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher, and any portfolio companies with net leverage of 15x or greater.
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of March 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,610,637	$1,596,352	88.95%	$1,450,120	$1,427,492	86.95%
Subordinated Debt [1]	$178,330	$166,502	9.28%	190,454	183,387	11.17%
Equity Investments	$26,018	$31,705	1.77%	25,595	30,807	1.88%
Total	$1,814,985	$1,794,559	100.00%	$1,666,169	$1,641,686	100.00%
Largest portfolio company investment	$27,904	$27,993	1.56%	$25,309	$25,108	1.53%
Average portfolio company investment	$9,308	$9,203	0.51%	$9,308	$9,171	0.56%
_____________________
1As of March 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $84,676, mezzanine debt of $81,113 and $713 of structured debt at fair value and second lien term loans and/or second lien notes of $88,879, mezzanine debt of $86,199 and $3,252 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203 mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2024 and December 31, 2023 was as follows:

Industry	March 31, 2024	December 31, 2023
Aerospace & Defense	3.07%	3.13%
Automotive	3.84%	4.95%
Banking, Finance, Insurance, Real Estate	3.60%	3.95%
Beverage, Food & Tobacco	7.30%	7.76%
Capital Equipment	4.62%	4.21%
Chemicals, Plastics, & Rubber	1.61%	2.29%
Construction & Building	4.50%	3.90%
Consumer Goods: Durable	1.05%	1.51%
Consumer Goods: Non-durable	3.29%	3.31%
Containers, Packaging & Glass	3.89%	3.97%
Energy: Electricity	1.61%	1.75%
Environmental Industries	3.16%	2.73%
Healthcare & Pharmaceuticals	11.91%	12.72%
High Tech Industries	10.64%	8.97%
Media: Advertising, Printing & Publishing	1.04%	1.12%
Media: Diversified & Production	0.87%	0.96%
Retail	0.32%	0.35%
Services: Business	19.03%	18.43%
Services: Consumer	4.98%	4.86%
Sovereign & Public Finance	0.76%	0.65%
Telecommunications	2.91%	3.17%
Transportation: Cargo	3.03%	3.20%
Transportation: Consumer	0.70%	0.13%
Utilities: Electric	0.81%	0.89%
Utilities: Water	0.46%	—%
Wholesale	1.00%	1.09%
Total	100.00%	100.00%

The weighted average yields of our investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost [1]	11.55%	11.72%
Weighted average yield on debt and income producing investments, at fair value [2]	11.69%	11.94%
Percentage of debt investments bearing a floating rate	94.69%	94.61%
Percentage of debt investments bearing a fixed rate	5.31%	5.39%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of March 31, 2024 was 11.50%. There were no investments on non-accrual as of December 31, 2023.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of March 31, 2024 was 11.67%. There were no investments on non-accrual as of December 31, 2023.

As of March 31, 2024, 93.50% and 93.60% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2023, 94.43% and 94.55% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.72% to 11.55% from December 31, 2023 to March 31, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments.
While the macro-economic environment continues to present challenges for borrowers, with interest rates remaining at elevated levels, we believe the current environment for private credit remains attractive. Spreads have tightened modestly relative to the fourth quarter of 2023 amidst increased competition in the broadly syndicated loan market and healthy issuance levels of collateralized loan obligations ("CLO"), but remain compelling relative to historical levels.
As markets stabilize and private equity firms become more active in an effort to deploy dry powder and return capital to their investors we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, but also in part by repricing and refinancing while spreads continue to tighten. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
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
Asset Quality
In addition to various risk management and monitoring tools, we use the Advisers’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Churchill, in its capacity as sub-adviser, utilizes a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”). The following is a description of the conditions associated with each investment rating:
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
Churchill regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2024			December 31, 2023
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	90,541	5.05%	8	80,342	4.89%	7
4	1,474,423	82.15%	153	1,353,243	82.44%	140
5	152,044	8.47%	23	138,916	8.46%	21
6	47,666	2.66%	6	35,686	2.17%	6
7	27,559	1.54%	4	27,653	1.68%	4
8	2,326	0.13%	1	5,846	0.36%	1
9	—	—%	—	—	—%	—
10	—	—%	—	—	—%	—
Total	$1,794,559	100.00%	195	$1,641,686	100.00%	179
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.14 and 4.14, respectively. As of March 31, 2024, there was one portfolio company on non-accrual. As of March 31, 2024, the amortized cost of the portfolio company on non-accrual status was $7.2 million, which represents approximately 0.40% of total investments at amortized cost. As of December 31, 2023, there were no loans on non-accrual.

Results of Operations
Operating results for the three months ended March 31, 2024 and 2023 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Investment Income
Interest income	$49,078	$33,387
Payment-in-kind interest income	1,992	321
Dividend income	308	16
Other income	217	236
Total investment income	51,595	33,960
Expenses
Interest and debt financing expenses	16,941	12,743
Management fees	3,264	2,306
Incentive fees on net investment income	4,459	—
Professional fees	710	590
Directors' fees	128	96
Administration fees	542	309
Other general and administrative expenses	277	171
Total expenses before expense support and Incentive fees waived	26,321	16,215
Expense support	—	(14)
Incentive fees waived	(4,459)	—
Net Expenses	21,862	16,201
Net investment income	$29,733	$17,759
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(3,625)	$6,481
Net change in unrealized gains (losses)	4,057	(11,137)
Income tax (provision) benefit	(141)	(386)
Total net change in unrealized gain (loss)	3,916	(11,523)
Total net realized and change in unrealized gains (losses)	291	(5,042)
Net increase (decrease) in net assets resulting from operations	$30,024	$12,717
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $51.6 million for the three months ended March 31, 2024, respectively, from $34.0 million for the three months ended March 31, 2023, primarily due to an increase in interest income from higher weighted average interest rates and increased investment activity driven by an increase in our deployed capital. As of March 31, 2024, the size of our portfolio increased to $1.8 billion from $1.3 billion as of March 31, 2023, at cost. As of March 31, 2024, the weighted average yield of our debt and income producing investments increased to 11.55% from 11.03% as of March 31, 2023 on cost, primarily due to increases in base interest rates. The shifting environment in base interest rates, such as SOFR and any applicable alternate rates, may continue to affect our investment income in the future.
Expenses
Total expenses before expense support and Incentive fees waived increased to $26.3 million for the three months ended March 31, 2024 from $16.2 million for the three months ended March 31, 2023.
Interest and debt financing expenses increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher average daily borrowings, higher average interest rates, the addition of the Revolving Credit Facility (as defined below) in the second quarter of 2023 and the completion of the 2023 Debt Securitization and the 2024 Debt

Securitization (each as defined below) on December 7, 2023 and March 14, 2024, respectively. The average daily borrowings for the three months ended March 31, 2024 was $819.9 million compared to $738.1 million for the three months ended March 31, 2023. The average interest rate for the three months ended March 31, 2024 was 7.65% compared to 6.76% for the three months ended March 31, 2023.
The increase in management fees for the three months ended March 31, 2024 from the comparable period in 2023 were driven by our deployment of capital and our increasing invested balance. As of March 31, 2024, incentive fee based on income of $4.5 million were waived in accordance with our Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increase in professional, administration, and other general and administrative fees for the three months ended March 31, 2024 from the comparable period in 2023 was primarily driven by growing needs of the business given the increase in the Company's size year over year.
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
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended March 31, 2024, we had a net realized loss on investments of $(3.6) million primarily driven by a final realization of an underperforming debt position which generated a realized loss compared to a net realized gain of $6.5 million for the three months ended March 31, 2023 primarily driven by the realization of two equity investments, which generated realized gains.
We recorded a net change in unrealized gain of $4.1 million for the three months ended March 31, 2024, compared to a net unrealized loss of $(11.1) million for the three months ended March 31, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in unrealized gains for the three months ended March 31, 2024 compared to the comparable period in 2023 resulted primarily from the tightening of market spreads and a reversal of unrealized losses on certain of our underperforming debt positions that were ultimately realized.
Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, and our net borrowings from our credit facilities and CLO debt issuances (discussed further below). Prior to our IPO on January 29, 2024, we also generated cash flow from the proceeds of capital drawdowns of our privately placed capital commitments. In the future, we may also generate cash flow from future offerings of securities including issuances of debt and/or equity securities through both public registered offerings off of a shelf registration statement and private offerings. Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (defined below).
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 220.92% and 178.57%, respectively.
Cash and cash equivalents as of March 31, 2024, taken together with cash available under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had $147.5 million available under our Wells Fargo Financing Facility (as defined below), $111.0 million available under our SMBC Financing Facility (as defined below), and $173.0 million available under our SMBC Corporate Revolver (as defined below), subject to asset coverage limitations.

For the three months ended March 31, 2024, our cash and cash equivalents balance decreased by $(3.2) million. During that period, $97.6 million was used in operating activities, primarily relating to investment purchases of $204.3 million, offset by $54.9 million in repayments and sales of investments in portfolio companies. During the same period, $94.3 million was used in financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $241.7 million and $323.0 million, respectively, net of shareholder distributions and repayments of secured borrowings of $19.3 million and $449.4 million, respectively.
Equity
Our authorized stock consists of 500,000,000 shares of stock, par value $0.01 per share, all of which are initially designated as common stock.
IPO and Private Offerings
On January 29, 2024, we closed our IPO, issuing 5,500,000 shares of its common stock at a public offering price of $18.05 per share. We received total cash proceeds of $99.3 million. Our common stock began trading on the NYSE under the symbol “NCDL” on January 25, 2024.
Prior to April 28, 2023, in connection with our Private Offerings, we entered into subscription agreements (“Subscription Agreements”) with investors, pursuant to which investors were required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we delivered a drawdown notice. Following the final drawdown notice dated December 21, 2023 and due on January 5, 2024, all capital commitments had been drawn.
The following table summarizes total shares issued and proceeds received in connection with the IPO and the capital drawdowns delivered pursuant to the Subscription Agreements from inception through March 31, 2024 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 29, 2024	5,500,000	$99,275	$18.05
January 5, 2024	7,888,094	$142,381	$18.05
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

Dividends and Distributions
To the extent that we have taxable income, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.
In connection with the IPO, our Board approved an amended and restated dividend reinvestment plan (the "Amended DRIP"), which became effective on January 29, 2024, concurrent with the consummation of the IPO.

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

The following table summarizes the dividends declared from inception through March 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1) Represents a special dividend and a supplemental dividend.
(2) Represents a supplemental dividend.
(3) Represents a special dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through March 31, 2024:

Date Declared	Record Date	Payment Date	Shares Issued [1]
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
________________
(1)    All shares issued to shareholders are newly issued shares.

Share Repurchase Plan
On March 5, 2024, we entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which we may purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its net asset value (“NAV”) per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We adopted the Company 10b5-1 Plan because we believes that, if our common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for us to reinvest in our portfolio.

The Company 10b5-1 Plan is designed to allow us to repurchase our shares of common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the shares of the our common stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of our common stock and trading volumes, and no assurance can be given that any particular amount of shares of the common stock will be repurchased.

The purchase of shares of common stock pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan became effective on March 29, 2024 and commenced on April 1, 2024. The 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from the effective date (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Shareholder Transfer Restrictions

With respect to any shares of common stock held by a shareholder prior to the date of the IPO prospectus (January 24, 2024), without the prior written consent of the Board:

•for 365 days following the date of the IPO prospectus (January 24, 2024), a shareholder that is affiliated with the Advisers is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior January 24, 2024;

•for 90 days following the date of the date of the IPO prospectus (January 24, 2024), a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any shares of common stock held by such shareholder prior to January 24, 2024;

•beginning with the 91st day following the date of the IPO prospectus (January 24, 2024) through the 180th day following the date of the IPO prospectus (January 24, 2024), a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 85% of the shares of common stock held by such shareholder prior to January 24, 2024; and

•beginning with the 181st day following the date of the IPO prospectus (January 24, 2024) through the 270th day following the date of the IPO prospectus (January 24, 2024), a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 50% of the shares of common stock held by such shareholder prior to January 24, 2024.

Beginning with the 271st day following the date of the IPO prospectus (January 24, 2024), a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) may transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber all of the shares of common stock held by such shareholder prior to the date of the IPO.

This means that, as a result of these transfer restrictions, without the consent of the Board, a shareholder (other than certain individuals and entities affiliated with the Advisers, who are subject to the 365-day restriction above) who owned 100 shares of common stock on January 24, 2024 could not sell any of such shares for 90 days following January 24, 2024; 91 days following January 24, 2024, such shareholder could only sell up to 15 of such shares; 181 days following January 24, 2024, such shareholder could only sell up to 50 of such shares; 271 days following January 24, 2024, such shareholder could sell all of such shares.

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
Secured Borrowings
See Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our secured borrowings.
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
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended from time to time, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. The Wells Fargo Financing Facility Agreement was amended on October 28, 2020, March 31, 2022 and March 14, 2024. The most recent amendment on March 14, 2024, among other things: (i) added SPV V as a party to the facility and (ii) decreased the maximum facility amount available from $275 million to $150 million, which facility amount may be increased, with the consent of the administrative agent and each applicable lender, to up to $250 m during the reinvestment period.
The Wells Fargo Financing Facility reinvestment period expires on March 31, 2025 and has a maturity date of March 31, 2027. The Wells Fargo Financing Facility Agreement also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%. Under the Wells Fargo Financing Facility Agreement, we pay a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ending June 14, 2024, 0.50% per annum for the next six months and thereafter, 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
As of March 31, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum.
SPV V, beginning March 14, 2024, has pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company, and SPV V have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
SMBC Financing Facility
On November 24, 2020, a wholly owned subsidiary of the Company entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement.

The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of March 31, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% and one-month SOFR plus 2.65%, respectively, per annum.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of March 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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
CLO-III
On March 14, 2024 (the “Closing Date”), the Company completed a $296,970 term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes” or “2024 Debt”) were issued by Churchill NCDLC CLO-III, LLC (formerly known as Nuveen Churchill BDC SPV III, LLC) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “Indenture”) dated as of the Closing Date. The 2024 Notes consist of $2,000 of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970 of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

The 2024 Notes are backed by a diversified portfolio of senior secured and second lien loans. The Indenture contains certain conditions pursuant to which loans can be acquired by the 2024 Issuer, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Notes. Through April 20, 2028, all principal collections received on the underlying collateral may be used by the 2024 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2024 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on April 20, 2036.

The 2024 Notes are the secured obligation of the 2024 Issuer, and the Indenture governing the 2024 Notes includes customary covenants and events of default. The 2024 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to the 2024 Issuer under a collateral management agreement (the “Collateral Management Agreement”) and has waived any management fee due to it in consideration for providing these services.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$2,500	$—	$2,500	$—	$—
SMBC Financing Facility	39,000	—	39,000	—	—
Revolving Credit Facility	12,000	—	—	12,000	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$825,500	$—	$41,500	$12,000	$772,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	$215,000	$—	$—	$—	$215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
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
The cumulative amount of expense payments by the Adviser under the Expense Support Agreement was $2,979, of which $1,101 was reimbursed by the Company prior to the termination of the Expense Support Agreement. For the three months ended March 31, 2024, we reimbursed the Adviser for the remaining balance of $632 under the Expense Support Agreement, for previously supported expenses. As of March 31, 2024, there was no unreimbursed expense payments under the Expense Support Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2024 and December 31, 2023. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2023.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of March 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Recent Developments
On April 9, 2024, we entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Secured Revolving Credit Agreement, by and among the Company, as borrower, NCDL Equity Holdings, as subsidiary guarantor, the lenders and issuing banks party thereto, SMBC, as administrative agent for the lenders. Amendment No. 1, among other things: (a) increased the maximum principal amount available under the Revolving Credit Facility from $185,000,000 to $250,000,000 pursuant to the accordian feature; and (b) replaced the interest rate benchmark for borrowings denominated in Canadian Dollars from CDOR to CORRA, which includes a credit spread adjustment of 0.29547% for one month tenor borrowings and 0.32138% for three month tenor borrowings.
On May 1, 2024, our Board declared a second quarter regular dividend of $0.45 per share payable on or around July 29, 2024 to shareholders of record as of June 28, 2024.
From April 1, 2024 through May 3, 2024, BofA Securities, Inc., as agent, has repurchased $2.1 million of shares of the Company’s common stock pursuant to the Company 10b5-1 Plan. As of May 3, 2024, the approximate dollar value of the Company’s common stock remaining to be purchased under the Company 10b5-1 Plan was $97.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, elevated interest rates, inflationary pressures, the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing rates to the 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of March 31, 2024, on a fair value basis, approximately 5.31% of our debt investments bear interest at a fixed rate and approximately 94.69% of our debt investments bear interest at a floating rate. As of March 31, 2024, 98.71% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligations using the outstanding balance as of March 31, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of March 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(12,738)	$(6,174)	$(6,564)
-200 Basis Points	$(8,492)	$(4,116)	$(4,376)
-100 Basis Points	$(4,246)	$(2,058)	$(2,188)
Base Interest Rate	$—	$—	$—
+100 Basis Points	$4,246	$2,058	$2,188
+200 Basis Points	$8,492	$4,116	$4,376
+300 Basis Points	$12,739	$6,174	$6,565

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024, which is accessible on the SEC’s website at sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275,000 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.
The Company 10b5-1 Plan is designed to allow the Company to repurchase its shares of common stock at times when the Company otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the shares of the Company's common stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of the Company's common stock and trading volumes, and no assurance can be given that any particular amount of shares of the common stock will be repurchased.

The purchase of shares of common stock pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan became effective on March 29, 2024 and commenced on April 1, 2024. The 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from the effective date (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99,275,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

During the three months ended March 31, 2024, the Company did not repurchase any shares under the Company 10b5-1 Plan.
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

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

10.1	Indenture, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (3)

10.2	Collateral Management Agreement, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (3)

10.3
Third Amendment to Loan and Security Agreement, dated as of March 14, 2024, by and among Nuveen Churchill BDC SPV V, LLC, as borrower, Nuveen Churchill Direct Lending Corp, as the collateral manager and the equity investor, and Wells Fargo Bank National Association, as administrative agent and lender (3)

10.4
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 9, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the lenders and issuing banks party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders (4)

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
(3)Previously filed on March 20, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on April 15, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: May 9, 2024