Form 10-Q
period 2024-06-30
Nuveen Churchill Direct Lending Corp.
filed 2024-08-07
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024, the registrant had 54,821,734 shares of common stock, $0.01 par value, outstanding.

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
•the ability of the Advisers; to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and operate as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements except as otherwise provided by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $2,023,384 and $1,666,169, respectively)	$1,990,856	$1,641,686
Cash and cash equivalents	70,986	67,395
Restricted cash	50	50
Interest receivable	18,299	17,674
Receivable for investments sold	2,650	3,919
Prepaid expenses	93	13
Other assets	—	127
Total assets	$2,082,934	$1,730,864

Liabilities
Secured borrowings (net of $8,029 and $7,941 deferred financing costs, respectively) (See Note 6)	$1,020,721	$943,936
Payable for investments purchased	17,790	—
Interest payable	21,292	9,837
Due to adviser for expense support (See Note 5)	—	632
Management fees payable	3,590	3,006
Distributions payable	30,108	22,683
Directors’ fees payable	127	96
Accounts payable and accrued expenses	2,934	2,789
Total liabilities	$1,096,562	$982,979

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 54,705,779 and 41,242,105 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$547	$412
Paid-in-capital in excess of par value	1,019,617	776,719
Total distributable earnings (loss)	(33,792)	(29,246)
Total net assets	$986,372	$747,885

Total liabilities and net assets	$2,082,934	$1,730,864

Net asset value per share (See Note 9)	$18.03	$18.13

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$53,018	$36,292	$102,096	$69,679
Payment-in-kind interest income	1,529	551	3,521	872
Dividend income	33	24	341	40
Other income	509	234	726	470
Total investment income	55,089	37,101	106,684	71,061

Expenses:
Interest and debt financing expenses	18,721	14,298	35,662	27,041
Management fees (See Note 5)	3,590	2,475	6,854	4,781
Incentive fees on net investment income	3,075	—	7,534	—
Professional fees	693	964	1,403	1,554
Directors' fees	127	95	255	191
Administration fees (See Note 5)	484	350	1,026	659
Other general and administrative expenses	466	357	743	528
Total expenses before expense support and Incentive fees waived	27,156	18,539	53,477	34,754
Expense support (See Note 5)	—	(144)	—	(158)
Incentive fees waived (See Note 5)	(3,075)	—	(7,534)	—
Net Expenses after expense support	24,081	18,395	45,943	34,596
Net investment income	31,008	18,706	60,741	36,465

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1,017	218	(2,608)	6,699
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(12,102)	(4,242)	(8,045)	(15,379)
Income tax (provision) benefit	282	(376)	141	(762)
Total net change in unrealized gain (loss)	(11,820)	(4,618)	(7,904)	(16,141)
Total net realized and unrealized gain (loss) on investments	(10,803)	(4,400)	(10,512)	(9,442)

Net increase (decrease) in net assets resulting from operations	$20,205	$14,306	$50,229	$27,023

Per share data:
Net investment income per share - basic and diluted	$0.57	$0.61	$1.13	$1.23
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.37	$0.47	$0.93	$0.91
Weighted average common shares outstanding - basic and diluted	54,789,044	30,621,009	53,773,698	29,679,378

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,008	$18,706	$60,741	$36,465
Net realized gain (loss) on investments	1,017	218	(2,608)	6,699
Net change in unrealized appreciation (depreciation) on investments	(11,820)	(4,618)	(7,904)	(16,141)
Net increase (decrease) in net assets resulting from operations	20,205	14,306	50,229	27,023
Shareholder distributions:
Distributions declared from net investment income	(30,108)	(17,106)	(54,775)	(38,951)
Net increase (decrease) in net assets resulting from shareholder distributions	(30,108)	(17,106)	(54,775)	(38,951)
Capital share transactions:
Issuance of common shares, net	—	39,977	241,657	39,977
Reinvestment of shareholder distributions	3,191	2,776	6,525	4,491
Repurchase of common stock	(5,149)	—	(5,149)	—
Net increase (decrease) in net assets resulting from capital share transactions	(1,958)	42,753	243,033	44,468
Total increase (decrease) in net assets	(11,861)	39,953	238,487	32,540
Net assets, beginning of period	998,233	517,544	747,885	524,957
Net assets, end of period	$986,372	$557,497	$986,372	$557,497

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$50,229	$27,023

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(509,305)	(202,017)
Proceeds from principal repayments and sales of investments	154,873	45,361
Payment-in-kind interest	(3,521)	(872)
Amortization of (premium)/accretion of discount, net	(1,870)	(1,533)
Net realized (gain) loss on investments	2,608	(6,699)
Net change in unrealized (appreciation) depreciation on investments	8,045	15,379
Amortization of deferred financing costs	1,960	884
Amortization of offering costs	—	(23)
Changes in operating assets and liabilities:
Due from adviser for expense support	—	282
Interest receivable	(625)	(1,178)
Receivable for investments sold	1,269	(47)
Prepaid expenses	(80)	(59)
Other assets	127	—
Payable for investments purchased	17,790	(56)
Interest payable	11,455	2,509
Due to adviser for expense support	(632)	(46)
Management fees payable	584	263
Directors’ fees payable	31	—
Accounts payable and accrued expenses	145	338
Net cash provided by (used in) operating activities	(266,917)	(120,491)

Cash flows from financing activities:
Proceeds from issuance of common shares	241,657	40,455
Shareholder distributions	(40,825)	(31,680)
Repurchases of common shares	(5,149)	—
Proceeds from secured borrowings	546,250	179,000
Repayments of secured borrowings	(469,377)	(59,000)
Payments of deferred financing costs	(2,048)	(2,106)
Net cash provided by (used in) financing activities	270,508	126,669

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	3,591	6,178
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,445	39,320
Cash and Cash Equivalents and Restricted Cash, end of period	$71,036	$45,498

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,247	$23,648
Cash paid during the period for excise taxes	$6	$—
Supplemental disclosure of non-cash flow Information:
Reinvestment of shareholder distributions	$6,525	$4,491
See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities that sum to the total of comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2024	June 30, 2023
Cash	$3,301	$10,098
Cash equivalents	67,685	35,350
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$71,036	$45,498

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.08%	10/31/2025	$14,585	$14,541	$14,532	1.47%
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.08%	10/31/2025	3,030	3,004	3,019	0.31%
Arotech	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	10/22/2026	15,043	14,418	15,040	1.52%
Arotech (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 6.25%	11.69%	10/22/2026	732	703	732	0.07%
Loc Performance Products	(6)	First Lien Term Loan	S + 5.25%	10.69%	12/22/2026	6,520	6,474	6,374	0.65%
Precision Aviation Group	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	12/21/2029	14,964	14,683	14,879	1.51%
Precision Aviation Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	10.83%	12/21/2029	4,961	753	771	0.08%
Turbine Engine Specialist, Inc	(12)	Subordinated Debt	S + 9.50%	14.94%	3/1/2029	2,543	2,486	2,536	0.26%
Valkyrie	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,851	2,812	2,783	0.28%
Total Aerospace & Defense							59,874	60,666	6.15%

Automotive
Covercraft	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,506	7,411	6,791	0.69%
High Bar Brands	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	2,088	2,040	2,059	0.21%
High Bar Brands (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	596	(7)	(8)	—%
JEGS Automotive	(6) (16)	First Lien Term Loan	S + 6.00%	11.47%	12/22/2027	3,988	3,963	2,650	0.27%
OEP Glass Purchaser	(6) (13)	First Lien Term Loan	S + 5.00%	10.48%	4/18/2028	12,563	12,478	12,563	1.27%
Randys Holdings, Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	11,081	10,906	10,952	1.11%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	3,749	689	645	0.07%
S&S Truck Parts	(6)	First Lien Term Loan	S + 4.75%	10.48%	3/1/2029	6,823	6,773	6,752	0.68%
S&S Truck Parts	(6)	First Lien Term Loan	S + 4.75%	10.48%	3/1/2029	1,153	1,145	1,141	0.12%
S&S Truck Parts (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.50%	3/1/2029	98	98	97	0.01%
S&S Truck Parts (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.48%	3/1/2029	1,716	1,716	1,698	0.17%
S&S Truck Parts (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.35%	3/1/2029	20,134	19,935	19,925	2.02%
Total Automotive							67,147	65,265	6.62%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Coding Solutions Acquisitions	(6) (9)	First Lien Term Loan	S + 5.50%	10.84%	5/11/2028	6,399	6,354	6,353	0.64%
Coding Solutions Acquisitions (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.50%	10.84%	5/11/2028	1,956	1,956	1,942	0.20%
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 4.62%	10.21% (Cash) 2.38% (PIK)	9/8/2027	7,055	7,020	6,220	0.63%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.00%	10.48%	10/16/2028	7,136	7,084	7,040	0.71%
Risk Strategies (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.50%	10.98%	11/1/2029	14,794	14,794	14,617	1.48%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.08%	3/26/2027	14,581	14,561	14,543	1.47%
World Insurance Associates	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.33%	4/3/2028	14,806	14,796	14,767	1.50%
Total Banking, Finance, Insurance, Real Estate							66,565	65,482	6.63%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.75%	11.08%	9/25/2029	17,196	16,892	16,977	1.72%
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries) (Incremental)	(6) (7) (10)	First Lien Term Loan	S + 5.75%	11.08%	9/25/2029	2,034	2,016	2,009	0.20%
Bardstown PPC Holdings LLC	(12)	Subordinated Debt	S + 7.75%	13.08%	8/30/2027	9,300	9,171	9,199	0.93%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.43%	9/28/2027	9,750	9,696	9,750	0.99%
Dessert Holdings	(6) (9) (12)	Subordinated Debt	S + 7.25%	12.71%	6/8/2029	9,000	8,885	8,123	0.82%
Dessert Holdings	(13)	First Lien Term Loan	S + 4.00%	9.46%	6/9/2028	5,559	5,415	5,410	0.55%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	3,954	3,880	3,871	0.39%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	790	773	773	0.08%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	934	913	915	0.09%
Handgards, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	4/10/2031	30,000	29,707	29,722	3.02%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	9.93%	7/30/2025	2,843	2,833	2,749	0.28%
Palmetto Acquisitionco, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.08%	9/18/2029	13,248	13,038	13,037	1.32%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.08%	9/18/2029	4,834	1,772	1,711	0.17%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.69%	8/13/2027	14,625	14,500	14,747	1.50%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.94%	8/13/2027	4,432	4,414	4,381	0.44%
Rise Baking (Incremental)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.94%	8/13/2027	10,846	10,793	10,722	1.09%
Summit Hill Foods	(6)	First Lien Term Loan	S + 6.00%	11.35%	11/29/2029	9,377	9,248	9,341	0.95%
Sunny Sky Products	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	7,058	6,994	6,994	0.71%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	1,773	—	(16)	—%
Watermill Express (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.75%	11.22%	7/5/2029	3,178	3,178	3,170	0.32%
Watermill Express (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.23%	7/5/2029	6,343	6,284	6,327	0.64%
Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.75%	11.23%	7/5/2029	3,238	3,221	3,230	0.33%
Watermill Express, LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	11.23%	7/5/2029	313	313	312	0.03%
Total Beverage, Food & Tobacco							163,936	163,454	16.57%

Capital Equipment
Crete Mechanical Group	(6)	First Lien Term Loan	S + 4.75%	10.08%	5/19/2028	4,798	4,766	4,818	0.49%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.08%	5/19/2028	2,831	2,797	2,842	0.29%
Crete Mechanical Group (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	10.32%	5/19/2028	7,114	7,114	7,142	0.72%
EFC Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,207	3,132	3,204	0.32%
E-Technologies	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	4/9/2030	7,313	7,242	7,246	0.73%
Firstcall Mechanical Group	(12) (13)	First Lien Term Loan	S + 4.75%	10.09%	6/27/2030	10,000	9,900	9,900	1.00%
Firstcall Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.09%	6/27/2030	20,000	(25)	(199)	(0.02%)
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.34%	12/15/2026	6,434	6,401	6,170	0.63%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.34%	12/15/2026	5,579	5,564	5,350	0.54%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.43%	12/15/2026	2,558	2,558	2,453	0.25%
Hyperion	(12) (13) (14)	First Lien Term Loan	S + 4.50%	10.11%	8/30/2028	2,641	2,638	2,579	0.26%
MSHC Inc	(6) (9)	First Lien Term Loan	S + 4.00%	9.59%	10/29/2027	7,959	7,978	7,969	0.81%
Ovation Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	7,995	7,852	7,987	0.81%
Ovation Holdings, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	1,891	1,529	1,546	0.16%
Precision Surfacing	(12)	First Lien Term Loan	N/A	15.00%	10/13/2024	713	713	713	0.07%
PT Intermediate Holdings III, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 3.25%	8.58%	4/9/2030	12,035	11,996	12,014	1.22%
PT Intermediate Holdings III, LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 3.25%	8.58%	4/9/2030	1,238	(1)	(2)	—%
Rhino Tool House	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.73%	4/4/2029	8,013	7,875	8,025	0.81%
Rhino Tool House	(12)	First Lien Term Loan	S + 5.25%	10.73%	4/4/2029	748	741	749	0.08%
Rhino Tool House (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.72%	4/4/2029	1,876	1,834	1,843	0.19%
Total Capital Equipment							92,604	92,349	9.36%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Chemicals, Plastics, & Rubber
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.35%	9.69%	6/30/2028	9,681	9,554	8,246	0.84%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 5.00%	10.49%	12/28/2025	2,052	2,061	1,968	0.20%
Chroma Color Corporation (dba Chroma Color)	(6)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	6,282	6,176	6,234	0.63%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	1,379	(11)	(10)	—%
Spartech	(6) (9) (12) (13) (14)	First Lien Term Loan	S + 4.75%	10.06%	5/6/2028	14,693	14,633	11,433	1.16%
Total Chemicals, Plastics, & Rubber							32,413	27,871	2.83%

Construction & Building
Allstar Holdings	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,146	2,091	2,089	0.21%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,087	2,850	2,794	0.28%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,188	(82)	(165)	(0.02%)
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.31%	7/30/2027	9,878	9,820	9,816	1.00%
Gannett Fleming	(6) (13)	First Lien Term Loan	S + 6.25%	11.65%	12/20/2028	9,850	9,692	9,905	1.00%
ICE USA Infrastructure	(6) (13)	First Lien Term Loan	S + 5.75%	11.08%	3/15/2030	6,605	6,541	6,541	0.66%
MEI Rigging & Crating	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	11,374	11,173	11,376	1.16%
MEI Rigging & Crating (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	1,814	(8)	—	—%
RMA Companies (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.75%	11.19%	12/30/2027	4,605	4,597	4,578	0.46%
RMA Companies (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.19%	12/30/2027	3,134	338	327	0.03%
Royal Holdco Corporation (Incremental)	(6)	First Lien Term Loan	S + 5.75%	11.19%	12/30/2027	3,102	3,063	3,084	0.31%
Sciens Building Solutions, LLC	(6) (9)	First Lien Term Loan	S + 5.75%	11.19%	12/15/2027	9,267	9,149	9,238	0.95%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	11.15%	12/15/2027	4,894	4,865	4,879	0.49%
Tencate	(6) (9) (12) (13) (14)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	7,034	7,002	7,075	0.72%
Tencate (Delayed Draw)	(9) (11) (12) (14)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	1,540	—	9	—%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	11.10%	8/31/2029	6,487	6,400	6,399	0.65%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.08%	8/31/2029	4,342	3,007	2,976	0.30%
Total Construction & Building							80,498	80,921	8.20%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Consumer Goods: Durable
Halo Buyer Inc	(6) (14)	First Lien Term Loan	S + 4.50%	9.94%	6/30/2025	5,637	5,619	5,043	0.51%
SmartSign	(6) (13)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2028	9,825	9,753	9,825	0.99%
SmartSign	(6)	First Lien Term Loan	S + 5.75%	11.18%	9/7/2028	5,000	4,915	5,000	0.51%
Total Consumer Goods: Durable							20,287	19,868	2.01%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.93%	9/10/2027	12,540	12,468	12,490	1.27%
Arcadia Consumer Health (Incremental)	(6) (9)	First Lien Term Loan	S + 5.75%	11.18%	9/10/2027	1,926	1,896	1,945	0.20%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	6,755	6,707	6,725	0.68%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.18%	6/30/2028	3,123	914	922	0.09%
FoodScience	(6) (12)	First Lien Term Loan	S + 5.50%	11.08%	3/1/2027	14,549	14,439	14,018	1.42%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	12,588	12,471	12,714	1.29%
Market Performance Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	3,086	—	31	—%
Protective Industrial Products (“PIP”)	(6) (13)	First Lien Term Loan	S + 4.00%	9.46%	12/29/2027	9,099	9,081	9,076	0.92%
Ultima Health Holdings, LLC	(12)	Subordinated Debt	N/A	11.00%	3/12/2029	1,747	1,721	1,751	0.18%
Total Consumer Goods: Non-durable							59,697	59,672	6.05%

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.31%	10/7/2026	14,621	14,597	14,058	1.43%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.33%	10/7/2026	116	114	111	0.01%
Five Star Packing	(6) (13) (14)	First Lien Term Loan	S + 4.25%	9.58%	5/5/2029	7,538	7,452	6,996	0.71%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	10.00%	12/1/2027	9,265	9,207	9,134	0.93%
Good2Grow	(6) (12) (13)	First Lien Term Loan	S + 5.50%	11.00%	12/1/2027	6,330	6,249	6,393	0.65%
Good2Grow (Incremental)	(12) (13)	First Lien Term Loan	S + 4.75%	10.25%	12/1/2027	14,338	14,200	14,240	1.44%
Oliver Packaging	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,475	2,349	0.24%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	3,312	3,281	3,312	0.34%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	403	—	—	—%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	403	—	—	—%
Proampac	(9) (12) (13) (14)	First Lien Term Loan	S + 4.00%	9.32%	9/15/2028	4,503	4,503	4,519	0.46%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/17/2025	2,968	2,956	2,931	0.30%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/17/2025	7,238	7,206	7,148	0.72%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.79%	12/17/2025	4,387	4,345	4,377	0.44%
Specialized Packaging Group (Incremental)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.79%	12/17/2025	6,860	6,786	6,844	0.69%
Specialized Packaging Group (Incremental)	(7) (12)	First Lien Term Loan	S + 5.75%	11.17%	12/17/2025	3,307	3,276	3,271	0.33%
Total Containers, Packaging & Glass							86,647	85,683	8.69%

Energy: Electricity
Insulation Technology Group	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	6/25/2030	22,466	22,242	22,246	2.26%
Insulation Technology Group (Delayed Draw)	(7) (10) (11) (12)	First Lien Term Loan	S + 5.50%	10.84%	6/25/2030	5,912	—	(58)	(0.01%)
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 6.00%	10.80%	10/31/2029	23,494	23,332	23,275	2.36%
MGM Transformer Company (Delayed Draw)	(12)	First Lien Term Loan	S + 5.50%	10.85%	10/31/2029	6,388	6,374	6,328	0.64%
National Power	(6) (12)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	5,646	5,568	5,624	0.57%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	3,051	(7)	(12)	—%
Total Energy: Electricity							57,509	57,403	5.82%

Environmental Industries
Contract Land Staff	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	7,545	7,471	7,472	0.76%
Contract Land Staff (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	3,025	(7)	(29)	—%
Impact Environmental Group	(6) (12)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	6,742	6,625	6,741	0.68%
Impact Environmental Group (Delayed Draw)	(12)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	3,150	3,135	3,149	0.32%
Impact Environmental Group (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	6,808	2,851	2,880	0.29%
Impact Environmental Group (Incremental)	(12)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	1,727	1,697	1,727	0.18%
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(6)	First Lien Term Loan	S + 5.25%	10.68%	8/31/2028	6,614	6,568	6,343	0.64%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(6) (12)	First Lien Term Loan	S + 6.25%	11.51%	7/3/2029	8,507	8,392	8,396	0.85%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.58%	7/3/2029	6,429	4,744	4,673	0.47%
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.18%	11/30/2027	4,847	4,819	4,787	0.49%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.17%	11/30/2027	9,001	8,924	8,889	0.90%
The Facilities Group (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.18%	11/30/2027	4,927	4,927	4,866	0.49%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.19%	11/30/2027	5,028	167	105	0.01%
Total Environmental Industries							60,313	59,999	6.08%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	10.18%	12/17/2027	7,832	7,782	6,907	0.70%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,257	245	0.02%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	1,972	1,961	660	0.07%
Anne Arundel	(12)	First Lien Term Loan	S + 2.75%	8.08% (Cash) 4.25% (PIK)	1/15/2026	516	516	516	0.05%
Anne Arundel (Delayed Draw)	(11) (12) (16)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	2,396	2,024	435	0.04%
Forefront Dermatology	(6) (9) (14)	First Lien Term Loan	S + 4.25%	9.58%	3/30/2029	3,298	3,256	3,204	0.32%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.75%	11.19%	9/30/2027	5,928	5,896	5,526	0.56%
Genesee Scientific (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.09%	9/30/2027	1,552	1,552	1,447	0.15%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	6,369	6,330	6,096	0.62%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	1,992	1,992	1,907	0.19%
GHR Healthcare (Delayed Draw) (Incremental)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	1,946	—	(83)	(0.01%)
GHR Healthcare (Delayed Draw) (Incremental)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	648	—	(28)	—%
GHR Healthcare (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.48%	12/9/2027	4,958	4,887	4,745	0.48%
GHR Healthcare (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	8,088	8,010	7,741	0.78%
GHR Healthcare (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.44%	12/9/2027	3,761	3,724	3,599	0.36%
Health Management Associates	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	8,264	8,123	8,242	0.84%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	1,497	714	738	0.07%
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(11) (12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	3,600	—	(58)	(0.01%)
Heartland Veterinary Partners LLC (Delayed Draw) (Incremental)	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	9,667	9,667	9,511	0.96%
Heartland Veterinary Partners LLC (Incremental)	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,933	1,910	1,902	0.19%
HemaSource Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,162	5,217	0.53%
InfuCare RX	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.93%	1/4/2028	9,248	9,190	9,248	0.94%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

MDC Intermediate Holdings II, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,769	1,734	1,713	0.17%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	726	465	448	0.05%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	9.94%	8/20/2027	8,975	8,926	8,965	0.91%
Prompt Care (Delayed Draw) (Incremental)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.44%	9/1/2027	2,875	1,437	1,425	0.14%
PromptCare	(6) (9)	First Lien Term Loan	S + 6.00%	11.44%	9/1/2027	8,162	8,099	8,127	0.82%
PromptCare (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 6.00%	11.40%	9/1/2027	1,271	1,267	1,266	0.13%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	10.79%	5/28/2027	7,640	7,595	7,429	0.75%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (10)	First Lien Term Loan	S + 6.25%	10.68%	5/28/2027	3,231	3,225	3,142	0.32%
Quorum Health Resources, LLC (Incremental)	(6) (10) (13)	First Lien Term Loan	S + 5.25%	10.69%	5/28/2027	3,231	3,190	3,142	0.32%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.36%	9/19/2028	7,833	7,650	7,794	0.79%
Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.27%	9/19/2028	9,866	9,689	9,816	1.00%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(6) (13)	First Lien Term Loan	S + 5.75%	10.94%	10/5/2029	7,436	7,375	7,292	0.74%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	10.93%	10/5/2029	2,435	1,550	1,503	0.15%
SM Wellness Holdings, Inc	(6) (12) (13)	First Lien Term Loan	S + 4.50%	10.09%	4/17/2028	14,590	14,511	14,328	1.45%
Smile Brands	(12)	Subordinated Debt	S + 9.50%	14.91% (PIK)	4/12/2028	10,721	10,661	9,143	0.93%
Southern Veterinary Partners	(9) (13) (14)	First Lien Term Loan	S + 3.75%	9.09%	10/5/2027	4,772	4,766	4,788	0.49%
Team Services Group	(6)	First Lien Term Loan	S + 5.00%	10.58%	12/20/2027	6,633	6,602	6,603	0.67%
Thorne HealthTech	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.83%	10/16/2030	10,599	10,501	10,619	1.08%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	15,445	15,303	15,548	1.58%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	4,085	—	27	—%
US Fertility	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	12,831	12,554	12,661	1.28%
VMG Health	(6) (13)	First Lien Term Loan	S + 5.00%	10.33%	4/16/2030	15,932	15,776	15,783	1.61%
Wellspring Pharmaceutical	(6)	First Lien Term Loan	S + 5.75%	11.11%	8/22/2028	3,361	3,311	3,344	0.34%
Wellspring Pharmaceutical (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.11%	8/22/2028	1,563	1,554	1,555	0.16%
Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.33%	8/22/2028	3,756	(14)	12	—%
Wellspring Pharmaceutical (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.33%	8/22/2028	1,240	1,219	1,244	0.13%
Young Innovations	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	16,469	16,320	16,316	1.66%
Young Innovations (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	3,448	—	(32)	—%
Total Healthcare & Pharmaceuticals							261,219	251,718	25.52%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(6) (12)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	7,981	7,840	7,954	0.81%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	3,225	(13)	(11)	—%
Ahead Data Blue LLC	(6) (14)	First Lien Term Loan	S + 4.25%	9.58%	2/1/2031	5,118	5,071	5,141	0.52%
Ahead Data Blue LLC	(13) (14)	First Lien Term Loan	S + 3.75%	9.08%	2/1/2031	4,870	4,858	4,892	0.50%
Argano, LLC	(6)	First Lien Term Loan	S + 6.25%	12.23%	6/10/2026	5,605	5,579	5,605	0.57%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 6.25%	12.23%	6/10/2026	2,482	2,482	2,482	0.25%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 6.25%	12.23%	6/10/2026	1,696	1,673	1,696	0.17%
Diligent Corporation	(9) (11) (12)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	3,830	(19)	(17)	—%
Diligent Corporation	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	3,830	3,811	3,813	0.39%
Diligent Corporation	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2030	22,340	22,229	22,241	2.25%
Eliassen Group LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.08%	4/14/2028	12,008	11,925	12,008	1.22%
Eliassen Group LLC (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.08%	4/14/2028	864	863	864	0.09%
Evergreen Services Group II	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	11.08%	10/4/2030	16,075	15,850	16,282	1.64%
Evergreen Services Group II (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.00%	11.08%	10/4/2030	12,993	12,965	13,160	1.33%
Exterro	(6) (13)	First Lien Term Loan	S + 5.50%	11.00%	6/1/2027	9,474	9,474	9,531	0.97%
Fineline Merger	(12)	Subordinated Debt	S + 8.75%	14.35%	8/19/2028	2,453	2,430	2,453	0.25%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.38%	10.86%	12/21/2027	11,513	11,439	11,513	1.17%
Go Engineer (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.38%	10.86%	12/21/2027	3,136	3,116	3,136	0.32%
Infobase Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.50%	11.01%	6/14/2028	4,309	4,278	4,309	0.44%
ITSavvy LLC	(6)	First Lien Term Loan	S + 5.25%	10.75%	8/8/2028	7,754	7,699	7,754	0.79%
ITSavvy LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.73%	8/8/2028	417	256	259	0.03%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.50%	10.97%	1/23/2025	5,752	5,752	5,774	0.59%
North Haven CS Acquisition Inc (Incremental)	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.97%	1/22/2027	22,299	22,100	22,384	2.27%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.25%	9.69%	10/21/2026	4,733	4,709	4,733	0.48%
Quickbase	(12) (13)	First Lien Term Loan	S + 4.00%	9.33%	10/2/2028	6,337	6,309	6,306	0.64%
Revalize (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.23%	4/15/2027	4,221	4,213	3,956	0.40%
Revalize (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.23%	4/15/2027	1,084	1,078	1,016	0.10%
Revalize (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.23%	4/15/2027	244	243	229	0.02%
SmartWave	(6) (12)	First Lien Term Loan	S + 6.00%	11.48%	11/5/2026	8,917	8,861	6,720	0.68%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	1,868	1,844	1,744	0.18%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	801	789	760	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Solve Industrial Motion Group (Delayed Draw)	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	2,140	2,140	1,998	0.20%
Velosio	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	6,232	6,173	6,172	0.63%
Velosio (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	1,284	—	(12)	—%
Total High Tech Industries							198,017	196,845	19.98%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9)	First Lien Term Loan	S + 5.25%	10.68%	12/10/2026	2,933	2,916	2,844	0.29%
Tinuiti (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.25%	10.68%	12/10/2026	1,917	1,916	1,859	0.19%
Tinuiti (Delayed Draw) (Incremental)	(6) (9) (12)	First Lien Term Loan	S + 5.25%	10.68%	12/10/2026	9,813	9,813	9,517	0.96%
Wpromote	(6) (13)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	4,357	4,289	4,362	0.44%
Wpromote (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	588	(3)	1	—%
Total Media: Advertising, Printing & Publishing							18,931	18,583	1.88%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,615	3,563	3,456	0.35%
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.93%	8/12/2027	2,525	2,500	2,308	0.23%
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.93%	8/12/2027	2,872	2,856	2,625	0.27%
Spectrio II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	12/9/2026	8,204	8,169	7,539	0.75%
Spectrio II (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.35%	12/9/2026	2,915	2,897	2,678	0.27%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	11.35%	12/9/2026	444	443	406	0.04%
Total Media: Diversified & Production							20,428	19,012	1.91%

Retail
Syndigo	(6)	First Lien Term Loan	S + 4.50%	9.96%	12/15/2027	5,805	5,818	5,772	0.59%
Total Retail							5,818	5,772	0.59%

Services: Business
ALKU Intermediate Holdings, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.59%	5/23/2029	4,496	4,418	4,538	0.46%
Apex Companies Holdings, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	4,014	3,936	4,004	0.41%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,085	72	80	0.01%
Aramsco	(6) (9) (14)	First Lien Term Loan	S + 4.75%	10.08%	10/10/2030	1,699	1,699	1,705	0.17%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Aramsco (Delayed Draw)	(9) (11) (12) (14)	First Lien Term Loan	S + 4.75%	10.08%	10/10/2030	297	—	1	—%
ARMstrong	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	10/8/2029	11,390	11,233	11,343	1.15%
ARMstrong (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.65%	10/8/2029	3,847	234	244	0.02%
Bounteous	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.20%	8/2/2027	5,320	5,289	5,320	0.54%
Bounteous	(6) (12)	First Lien Term Loan	S + 4.75%	10.20%	8/2/2027	2,177	2,165	2,177	0.22%
Bounteous (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 4.75%	10.20%	8/2/2027	2,753	2,739	2,753	0.28%
Bounteous (Delayed Draw)	(12)	First Lien Term Loan	S + 5.00%	10.20%	8/2/2027	3,558	3,558	3,558	0.36%
Bullhorn Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.34%	10/1/2029	13,671	13,593	13,721	1.39%
BusinesSolver	(6) (9)	First Lien Term Loan	S + 5.50%	10.93%	12/1/2027	7,702	7,653	7,702	0.78%
BusinesSolver (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.93%	12/1/2027	1,148	272	275	0.03%
Career Now	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,505	3,469	2,445	0.25%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	307	305	307	0.03%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	2,283	2,273	2,283	0.23%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	10.86%	9/24/2026	209	209	209	0.02%
Cornerstone Advisors of Arizona, LLC (Incremental)	(6)	First Lien Term Loan	S + 5.50%	10.93%	9/24/2026	3,440	3,410	3,440	0.35%
CrossCountry Consulting	(6) (9)	First Lien Term Loan	S + 4.75%	10.08%	6/1/2029	8,133	8,007	8,093	0.82%
CrossCountry Consulting (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 4.75%	10.08%	6/1/2029	3,320	(23)	(16)	—%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 5.50%	10.74%	9/15/2028	7,453	7,340	7,273	0.74%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	10.75%	9/15/2028	2,372	2,355	2,315	0.23%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(12)	First Lien Term Loan	S + 5.75%	11.25%	9/15/2028	1,563	1,557	1,551	0.16%
D&H United Fueling Solutions (Incremental)	(6) (13)	First Lien Term Loan	S + 5.75%	11.23%	9/15/2028	3,448	3,389	3,423	0.35%
E78	(6)	First Lien Term Loan	S + 5.50%	10.94%	12/1/2027	5,571	5,537	5,530	0.56%
E78	(13)	First Lien Term Loan	S + 5.50%	10.94%	12/1/2027	1,430	1,421	1,420	0.14%
E78	(11) (12)	First Lien Term Loan	S + 5.50%	10.92%	12/1/2027	15,233	—	(113)	(0.01%)
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	10.94%	12/1/2027	4,189	4,163	4,158	0.42%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.92%	12/1/2027	3,539	3,133	3,107	0.31%
Evergreen Services Group	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	6/15/2029	11,905	11,718	11,890	1.21%
Evergreen Services Group (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.66%	6/15/2029	2,849	2,826	2,845	0.29%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.75%	9/21/2026	9,144	9,105	9,144	0.93%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.75%	9/21/2026	1,523	1,523	1,523	0.15%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Gabriel Partners LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.69%	9/21/2026	3,774	3,757	3,774	0.38%
HireRight	(12) (13) (14)	First Lien Term Loan	S + 4.00%	9.34%	9/27/2030	6,771	6,703	6,757	0.69%
Image First	(6) (12) (13)	First Lien Term Loan	S + 4.25%	9.58%	4/27/2028	7,648	7,633	7,668	0.78%
Image First (Delayed Draw)	(12)	First Lien Term Loan	S + 4.25%	9.59%	4/27/2028	142	142	143	0.01%
Integrated Power Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.50%	9.96%	11/22/2028	5,765	263	279	0.03%
Integrated Power Services (Incremental)	(12)	First Lien Term Loan	S + 4.50%	9.96%	11/22/2028	1,397	1,394	1,397	0.14%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	9,618	9,488	9,582	0.97%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	9,306	1,852	1,837	0.19%
KRIV Acquisition, Inc	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	10,710	10,443	10,424	1.06%
KRIV Acquisition, Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	1,607	(17)	(43)	—%
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	S + 6.00%	11.43%	12/17/2025	7,304	7,277	7,165	0.73%
Lion Merger Sub Inc (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 6.00%	11.43%	12/17/2025	7,279	7,229	7,141	0.72%
LSCS Holdings Inc.	(6) (12) (13) (14)	First Lien Term Loan	S + 4.50%	9.96%	12/16/2028	14,962	14,878	14,821	1.50%
Lynx Franchising, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.23%	12/23/2026	9,750	9,678	9,697	0.98%
Lynx Franchising, LLC (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 6.75%	12.09%	12/23/2026	6,757	6,622	6,856	0.70%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	13.75%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	12.00%	11/30/2028	837	837	837	0.08%
Phaidon International	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.94%	8/22/2029	13,635	13,532	13,468	1.37%
Plaze	(12)	Subordinated Debt	S + 7.50%	12.94%	7/7/2028	13,500	13,231	12,642	1.28%
Press Ganey	(9) (12) (13)	First Lien Term Loan	S + 3.50%	8.84%	4/30/2031	5,855	5,797	5,801	0.59%
Propark Mobility	(6)	First Lien Term Loan	S + 6.25%	11.56%	1/31/2029	6,789	6,683	6,722	0.68%
Propark Mobility (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.58%	1/31/2029	3,118	1,274	1,291	0.13%
Propark Mobility (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.25%	11.56%	1/31/2029	10,198	(25)	(101)	(0.01%)
Scaled Agile	(6) (9)	First Lien Term Loan	S + 5.50%	10.93%	12/15/2028	7,895	7,839	7,191	0.73%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.93%	12/15/2028	388	388	354	0.04%
Soliant Health	(6) (12)	First Lien Term Loan	S + 4.00%	9.46%	3/31/2028	3,678	3,683	3,678	0.37%
Soliant Holdings LLC	(6) (12) (13)	First Lien Term Loan	S + 3.75%	9.08%	6/20/2031	11,198	11,086	11,086	1.12%
System One	(6) (12)	First Lien Term Loan	S + 3.75%	9.23%	3/2/2028	3,220	3,220	3,224	0.33%
Technical Safety Services	(6)	First Lien Term Loan	S + 5.50%	10.98%	6/22/2029	6,738	6,685	6,738	0.68%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.98%	6/22/2029	6,383	4,686	4,752	0.48%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Technical Safety Services (Incremental)	(6) (12)	First Lien Term Loan	S + 5.50%	10.98%	6/22/2029	1,880	1,855	1,880	0.19%
TouchTunes Interactive	(6) (13)	First Lien Term Loan	S + 4.75%	10.09%	4/2/2029	9,850	9,787	9,872	1.00%
Trilon Group, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.98%	5/29/2029	27,896	27,728	27,623	2.80%
Trilon Group, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.98%	5/29/2029	1,875	(9)	(18)	—%
Vistage	(6) (9)	First Lien Term Loan	S + 4.75%	10.08%	7/13/2029	6,965	6,932	7,017	0.71%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.09%	6/29/2027	4,559	4,526	4,558	0.46%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.75%	11.08%	6/29/2027	332	329	332	0.03%
Total Services: Business							346,139	344,848	34.96%

Services: Consumer
360 Training	(13)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	3,456	3,424	3,441	0.35%
360 Training (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	3,093	—	(13)	—%
All My Sons	(6)	First Lien Term Loan	S + 4.75%	10.21%	10/25/2028	5,233	5,198	5,207	0.53%
COP Exterminators Acquisition, Inc.	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	855	834	838	0.08%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	654	538	533	0.05%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.73%	4/27/2029	9,850	9,761	9,762	0.99%
Excel Fitness (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.73%	4/27/2029	2,371	(17)	—	—%
Fairway Lawns	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,800	2,739	2,732	0.28%
Fairway Lawns (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,437	6,311	6,154	0.62%
Fairway Lawns (Delayed Draw) (Incremental)	(11) (12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,201	—	(151)	(0.02%)
Legacy Service Partners, LLC (“LSP”)	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.73%	1/9/2029	10,110	9,947	10,062	1.02%
Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(12)	First Lien Term Loan	S + 5.25%	10.74%	1/9/2029	4,712	4,695	4,690	0.48%
Liberty Buyer	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.12%	6/15/2028	3,909	3,881	3,909	0.40%
Liberty Buyer (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.00%	6/15/2028	743	294	294	0.03%
NearU	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	8,473	8,431	7,958	0.81%
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	1,313	—	(80)	(0.01%)
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	1,427	—	(87)	(0.01%)
NearU (Delayed Draw) (Incremental)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.51%	8/16/2028	294	—	(18)	—%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.17%	3/14/2025	5,312	5,310	5,308	0.54%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.17%	3/14/2025	696	696	696	0.07%
NJEye LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	9.45%	3/14/2025	1,373	884	883	0.09%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.31%	3/14/2025	886	886	885	0.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.58%	6/8/2026	2,490	2,489	2,490	0.25%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.58%	6/8/2026	216	216	216	0.02%
North Haven Spartan US Holdco LLC (Delayed Draw) (Incremental)	(11) (13)	First Lien Term Loan	S + 6.25%	11.58%	6/8/2026	3,260	(8)	—	—%
One World Fitness PFF LLC	(6)	First Lien Term Loan	S + 5.25%	10.66% (Cash) 1.00% (PIK)	11/26/2025	3,876	3,877	3,719	0.38%
Perennial Services, Group, LLC	(6)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2029	6,699	6,611	6,672	0.68%
Perennial Services, Group, LLC (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2029	5,995	5,986	5,971	0.61%
Repipe Specialists	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	2,494	2,457	1,895	0.19%
Repipe Specialists (Delayed Draw)	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	216	216	164	0.02%
Wrench Group	(9) (13)	First Lien Term Loan	S + 4.00%	9.60%	10/30/2028	4,489	4,480	4,499	0.46%
Total Services: Consumer							90,136	88,629	9.00%

Sovereign & Public Finance
LMI Renaissance	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	7/18/2028	12,193	12,083	12,208	1.24%
Total Sovereign & Public Finance							12,083	12,208	1.24%

Telecommunications
BCM One	(6)	First Lien Term Loan	S + 4.50%	9.94%	11/17/2027	5,861	5,861	5,861	0.59%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.94%	11/17/2027	1,817	1,817	1,817	0.18%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.25%	11.69%	4/16/2027	1,819	1,792	1,838	0.19%
Mobile Communications America Inc	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	10/16/2029	18,413	18,190	18,271	1.85%
Mobile Communications America Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	10.83%	10/16/2029	5,970	259	253	0.03%
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.19%	4/16/2027	10,002	9,951	9,985	1.01%
Momentum Telecom II (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	11.94%	4/16/2027	1,308	1,287	1,321	0.13%
Sapphire Telecom Inc	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.34%	6/27/2029	19,139	18,948	18,948	1.92%
Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 5.50%	10.95%	4/3/2028	7,157	7,112	6,568	0.67%
Total Telecommunications							65,217	64,862	6.57%

Transportation: Cargo
Armstrong Transport Group	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,017	997	997	0.10%
Armstrong Transport Group	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,350	7,208	7,205	0.73%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

AIT Logistics	(6) (14)	First Lien Term Loan	S + 4.75%	10.18%	4/6/2028	625	624	626	0.06%
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	11.48%	12/23/2026	9,825	9,699	9,503	0.96%
Kenco Group, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	21,994	21,824	22,199	2.25%
Kenco Group, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	3,839	(28)	36	—%
Kenco Group, Inc. (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 5.00%	10.29%	11/15/2029	4,111	(41)	38	—%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.75%	12.20%	8/3/2026	256	256	247	0.03%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.75%	12.20%	8/3/2026	890	888	858	0.09%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.75%	12.20%	8/3/2026	180	179	173	0.02%
Quantix (Incremental)	(6) (9)	First Lien Term Loan	S + 6.75%	12.20%	8/3/2026	4,345	4,333	4,187	0.42%
Quantix (Incremental)	(9) (13)	First Lien Term Loan	S + 6.75%	11.90%	8/3/2026	1,352	1,342	1,303	0.13%
RoadOne	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,819	4,706	4,682	0.47%
RoadOne (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(16)	(40)	—%
SEKO Global Logistics	(12) (16)	Subordinated Debt	S + 5.00%	15.98% (PIK)	6/30/2027	5,905	5,839	381	0.04%
SEKO Global Logistics	(12) (16)	Subordinated Debt	S + 5.00%	15.98% (PIK)	6/30/2027	4,098	4,049	264	0.03%
SEKO Global Logistics	(6) (16)	First Lien Term Loan	S + 5.00%	10.48%	12/30/2026	1,122	1,116	806	0.08%
SEKO Global Logistics (Delayed Draw)	(12) (16)	Subordinated Debt	S + 5.00%	15.98% (PIK)	6/30/2027	923	923	60	0.01%
SEKO Global Logistics (Delayed Draw) (Incremental)	(6) (12) (16)	First Lien Term Loan	S + 5.00%	10.47%	12/30/2026	4,473	4,473	3,212	0.33%
SEKO Global Logistics (Incremental)	(6) (16)	First Lien Term Loan	S + 5.00%	10.48%	12/30/2026	1,513	1,504	1,087	0.11%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.04%	3/19/2027	2,766	2,711	2,702	0.27%
Total Transportation: Cargo							72,586	60,526	6.13%

Transportation: Consumer
Alternative Logistics Technologies Buyer, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	10,613	10,515	10,511	1.07%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	3,040	—	(29)	—%
American Student Transportaton Partners, Inc	(12)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	2,170	2,120	2,098	0.21%
Total Transportation: Consumer							12,635	12,580	1.28%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(6)	First Lien Term Loan	S + 5.75%	11.08%	7/13/2029	4,975	4,909	5,005	0.51%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.08%	7/13/2029	1,671	(4)	10	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Pinnacle Supply Partners, LLC	(6)	First Lien Term Loan	S + 6.25%	11.69%	4/3/2030	6,300	6,191	6,258	0.63%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.65%	4/3/2030	3,633	1,365	1,366	0.14%
Total Utilities: Electric							12,461	12,639	1.28%

Utilities: Water
USA Water	(6) (12)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	7,877	7,805	7,819	0.79%
USA Water (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	3,037	—	(22)	—%
Total Utilities: Water							7,805	7,797	0.79%

Wholesale
Industrial Service Group	(6)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	6,492	6,387	6,427	0.65%
Industrial Service Group (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	3,380	3,367	3,346	0.34%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(6) (13)	First Lien Term Loan	S + 6.50%	11.98%	1/19/2029	7,885	7,761	7,895	0.81%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.98%	1/19/2029	1,979	(30)	3	—%
Micronics	(12)	Subordinated Debt	S + 5.25%	10.81%	2/17/2027	2,450	2,409	2,406	0.24%
TPC Wire & Cable	(12)	Subordinated Debt	N/A	11.00%	2/16/2028	2,252	2,234	2,214	0.22%
TPC Wire & Cable (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00%	2/16/2028	922	921	906	0.09%
TPC Wire & Cable Corp (Delayed Draw) (Incremental)	(11) (12)	Subordinated Debt	N/A	11.00%	2/16/2028	1,717	860	831	0.08%
Total Wholesale							23,909	24,028	2.43%

Total Debt Investments							1,994,874	1,958,680	198.57%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	1,530	1,975	0.20%
Total Aerospace & Defense					1,530	1,975	0.20%

Automotive
Covercraft	(8) (12)	LP Interests	8/20/2021	768	768	181	0.02%
High Bar Brands	(8) (10) (12)	Class A Units	12/19/2023	303,000	303	331	0.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
S&S Truck Parts	(8) (12)	Partnership Units	3/1/2022	4	378	369	0.04%
S&S Truck Parts	(8) (12)	Common Units	8/1/2022	78,543	290	75	0.01%
S&S Truck Parts	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	1,000	1,000	0.10%
S&S Truck Parts	(8) (10) (12)	Warrants	6/3/2024	1,000	1	1	—%
Total Automotive					2,740	1,957	0.20%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (10) (12)	Common Units	7/13/2022	14,777	1,860	1,933	0.21%
Fresh Edge - Common	(8) (12)	Class B Common Units	10/3/2022	682	3	39	—%
Fresh Edge - Preferred	(8) (12)	Class A Preferred Units	10/3/2022	682	682	694	0.07%
Tech24	(8) (12)	Company Unit	10/5/2023	954	954	1,030	0.10%
Total Beverage, Food & Tobacco					3,499	3,696	0.38%

Capital Equipment
Crete Mechanical Group	(8) (12)	Equity Co-Investment	5/7/2022	24	249	715	0.07%
EFC Holdings, LLC	(8) (10) (12)	Class A Common Units	2/28/2023	148	60	153	0.02%
EFC Holdings, LLC	(8) (10) (12)	Series A Preferred Units	2/28/2023	148	148	164	0.02%
E-Technologies	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	1,000	0.10%
Precision Surfacing - Common	(8) (10) (12)	Common Units	10/3/2022	3,750,000	3,750	6,450	0.64%
Total Capital Equipment					5,207	8,482	0.85%

Construction & Building
Erie Construction	(8) (12)	Common Units	7/27/2021	166	166	447	0.05%
Gannett Fleming	(8) (12)	Series F Units	5/26/2023	711,481	711	1,229	0.13%
Gannett Fleming	(8) (12) (15)	Limited Partnership Interests	12/20/2022	530,629	531	916	0.09%
Total Construction & Building					1,408	2,592	0.27%

Consumer Goods: Non-durable
FoodScience	(8) (12)	Class B Units	3/1/2021	5,168	5	—	—%
FoodScience	(8) (12)	Class A Units	3/1/2021	98	98	109	0.01%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	240	0.02%
Total Consumer Goods: Non-durable					273	349	0.03%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Oliver Packaging	(8) (12)	Class A Common Units	7/6/2022	10,230	1,023	438	0.04%
Specialized Packaging Group	(7) (8) (10) (12)	Class A Units	12/17/2020	147,708	148	172	0.02%
Total Containers, Packaging & Glass					1,171	610	0.06%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (12)	Class A2 Units	2/7/2023	245	245	196	0.02%
Anne Arundel	(8) (12)	AA Equity Co-Invest	9/14/2023	12,175	880	—	—%
Health Management Associates	(8) (12)	Class A Common Units	3/31/2023	399,904	400	495	0.05%
REP HS Topco Holdings (HemaSource Inc.)	(8) (12)	LP Interests	8/31/2023	577,000	577	691	0.07%
Total Healthcare & Pharmaceuticals					2,102	1,382	0.14%

High Tech Industries
ITSavvy LLC	(8) (12)	Class A Common Units	8/8/2022	522	522	1,477	0.15%
Solve Industrial Motion Group	(8) (12)	LP Interests	6/30/2021	313	313	116	0.01%
Total High Tech Industries					835	1,593	0.16%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	687	0.07%
Total Media: Diversified & Production					853	687	0.07%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (12)	Class A Membership Interests	1/31/2023	1,173	117	134	0.01%
Career Now	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
Career Now	(8) (12)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
E78	(8) (12)	Class A Common Units	12/1/2021	816	860	845	0.10%
KRIV Acquisition, Inc	(8) (12)	Class A Units	7/17/2023	790	790	698	0.07%
Output Services Group, Inc.	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	900	0.09%
Total Services: Business					3,246	2,577	0.27%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
COP Exterminators Investment, LLC	(8) (12)	Class A Units	7/31/2023	997,000	1,117	1,215	0.11%
Legacy Service Partners, LLC (“LSP”)	(8) (12)	Class B Units	1/9/2023	4,907	491	569	0.06%
NearU	(8) (9) (12)	Limited Partnership Interests	8/8/2022	2,432	243	152	0.02%
Perennial Services Investors LLC	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	1,078	0.11%
Repipe Specialists	(8) (12)	Purchased Units	3/18/2022	253	253	—	—%
Total Services: Consumer					2,882	3,014	0.30%

Sovereign & Public Finance
LMI Renaissance	(8) (12)	Limited Partnership Interests	7/18/2022	633,980	634	1,220	0.12%
Total Sovereign & Public Finance					634	1,220	0.12%

Transportation: Cargo
RoadOne - Common	(8) (12)	Partnership Units	12/29/2022	1,173,220	939	1,139	0.12%
SEKO Global Logistics	(8) (12)	Equity Co-Invest	12/30/2020	671,203	332	—	—%
Total Transportation: Cargo					1,271	1,139	0.12%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12)	Limited Partnership Interest	9/11/2023	101,041	101	88	0.01%
Total Transportation: Consumer					101	88	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	302	0.03%
Total Utilities: Electric					280	302	0.03%

Utilities: Water
USA Water	(8) (10) (12)	Common Units	2/21/2024	4,781	478	513	0.05%
Total Utilities: Water					478	513	0.05%

Total Equity Investments					28,510	32,176	3.26%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	5.19%	67,654	67,654	67,654	6.87%
First American Government Obligations Fund - Class Z	5.19%	31	31	31	—%
Total Cash Equivalents			$67,685	$67,685	6.87%
Total Investments and Cash Equivalents			$2,091,069	$2,058,541	208.70%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. As of June 30, 2024, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 5.34%, 5.32%, 5.25%, and 5.04% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $986,372 as of June 30, 2024.
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
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2024, the Company held forty-eight restricted securities with an aggregate fair value of $32,176, or 3.26% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 4.58% of the Company's total assets calculated in accordance with the 1940 Act.
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
(16)Loan was on non-accrual status as of June 30, 2024.

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

Sovereign & Public Finance
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

LMI Renaissance	(8) (12) (14)	Limited Partnership Interests	7/18/2022	633,980	634	1,370	0.18%
Total Sovereign & Public Finance					634	1,370	0.18%

Transportation: Cargo
RoadOne - Common	(8) (12) (14)	Partnership Units	12/29/2022	1,173,220	939	1,525	0.20%
SEKO Global Logistics	(8) (12)	Seko Equity Co-Invest	12/30/2020	671,203	332	1,221	0.16%
Total Transportation: Cargo					1,271	2,746	0.36%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12) (14)	Limited Partnership Interest	9/11/2023	173,844	174	189	0.03%
Total Transportation: Consumer					174	189	0.03%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12) (14)	Subject Partnership Units	4/3/2023	279,687	280	281	0.04%
Total Utilities: Electric					280	281	0.04%

Total Equity Investments					25,595	30,807	4.12%

Portfolio Company (1) (2)	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cash Equivalents
BlackRock Liquidity Funds Treasury	5.18%	46,784	46,784	46,784	6.26%
First American Government Obligations Fund	5.19%	32	32	32	—%
U.S. Bank National Association Money Market Deposit Account	2.05%	17,661	17,661	17,661	2.36%
Total Cash Equivalents			$64,477	$64,477	8.62%
Total Investments and Cash Equivalents			$1,730,646	$1,706,163	228.13%
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
The Company’s investment objective is to generate attractive risk-adjusted returns primarily through current income by investing primarily in senior secured loans to private equity-owned U.S. middle market companies, which the Company defines as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company primarily focuses on investing in U.S. middle market companies with $10 million to $100 million in EBITDA, which it considers the core middle market. The Company's portfolio is comprised primarily of first-lien senior secured debt and unitranche loans. Although it is not the Company's primary strategy, the Company also opportunistically invests in junior capital opportunities, including second-lien loans, subordinated debt, and equity co-investments and similar equity-related securities.
The Company entered into the Advisory Agreement with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through the CAM Sub-Advisory Agreement with Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have entered into the NAM Sub-Advisory Agreement with Nuveen Asset Management, LLC (“Nuveen Asset Management”), pursuant to which Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the Administration Agreement, the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”), Nuveen Churchill BDC SPV V, LLC (“SPV V”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their respective formation, in accordance with the Company's consolidation policy discussed in Note 2. CLO-I, CLO-II and CLO-III completed term debt securitizations in May 2022, December 2023 and March 2024, respectively. SPV IV and SPV V primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
Beginning with its initial closing in March 2020, the Company conducted private offerings ("Private Offerings") of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company held its final closing on April 28, 2023.
On January 29, 2024, the Company closed its initial public offering (“IPO”). The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature and, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value, unless otherwise disclosed herein.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates based on assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company's cash held by SPV V is restricted, based on the terms of the Wells Fargo Financing Facility (as defined in Note 6 below). Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received from repayments and sales and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and six months ended June 30, 2024, the Company earned $1,529 and $3,521, respectively, in PIK income provisions, representing 2.78% and 3.30% of total investment income, respectively. For the three and six months ended June 30, 2023, the Company earned $551 and $872, respectively, in PIK income provisions, representing 1.49% and 1.23% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2024, the Company earned $33 and $341, respectively, of dividend income on its equity investments. For the three and six months ended June 30, 2023, the Company earned $24 and $40, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2024, the Company earned other income of $509 and $726, respectively, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2023, the Company earned other income of $234 and $470, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of June 30, 2024, the Company had three portfolio companies on non-accrual status with an aggregate fair value of $9,800 which represents approximately 0.49% of total investments at fair value. As of December 31, 2023, there were no portfolio companies on non-accrual.

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
Offering Costs
Offering costs associated with the Private Offerings were recognized as a deferred charge on the consolidated statement of assets and liabilities and amortized on a straight-line basis over 12 months. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the six months ended June 30, 2024 and 2023, the Company incurred offering costs of $0 and $23, respectively.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, CLO-III, SPV IV and SPV V are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and six months ended June 30, 2024, the Company did not incur any excise tax expense. For the three and six months ended June 30, 2023, the Company did not incur any excise tax expense.

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

With respect to each distribution under the Amended DRIP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of participants in the Amended DRIP. If newly issued shares are used to implement the Amended DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such participant by the market price per share of the Company's common stock at the close of regular trading of the NYSE on the distribution payment date, or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the distribution payment date exceeds the most recently computed net asset value ("NAV") per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share). If shares are purchased in the open market to implement the Amended DRIP, the number of shares to be issued to a participant will be determined by dividing the dollar amount of the distribution payable to such participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution. Although each participant may from time to time have an undivided fractional interest in a share, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each participant’s account.

Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
3. INVESTMENTS
As of June 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,818,109	$1,803,988	90.61%	$1,450,120	$1,427,492	86.95%
Subordinated Debt[1]	176,765	154,692	7.77%	190,454	183,387	11.17%
Equity Investments	28,510	32,176	1.62%	25,595	30,807	1.88%
Total	$2,023,384	$1,990,856	100.00%	$1,666,169	$1,641,686	100.00%
_____________________
1As of June 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $64,121, mezzanine debt of $89,329 and $1,242 of structured debt at fair value and second lien term loans and/or second lien notes of $77,227, mezzanine debt of $95,284 and $4,254 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The industry composition of our portfolio as a percentage of fair value as of June 30, 2024 and December 31, 2023 was as follows:

Industry	June 30, 2024	December 31, 2023
Aerospace & Defense	3.15%	3.13%
Automotive	3.38%	4.95%
Banking, Finance, Insurance, Real Estate	3.29%	3.95%
Beverage, Food & Tobacco	8.40%	7.76%
Capital Equipment	5.06%	4.21%
Chemicals, Plastics, & Rubber	1.40%	2.29%
Construction & Building	4.19%	3.90%
Consumer Goods: Durable	1.00%	1.51%
Consumer Goods: Non-durable	3.01%	3.31%
Containers, Packaging & Glass	4.33%	3.97%
Energy: Electricity	2.88%	1.75%
Environmental Industries	3.01%	2.73%
Healthcare & Pharmaceuticals	12.71%	12.72%
High Tech Industries	9.97%	8.97%
Media: Advertising, Printing & Publishing	0.93%	1.12%
Media: Diversified & Production	0.99%	0.96%
Retail	0.29%	0.35%
Services: Business	17.46%	18.43%
Services: Consumer	4.60%	4.86%
Sovereign & Public Finance	0.67%	0.65%
Telecommunications	3.26%	3.17%
Transportation: Cargo	3.10%	3.20%
Transportation: Consumer	0.64%	0.13%
Utilities: Electric	0.65%	0.89%
Utilities: Water	0.42%	—%
Wholesale	1.21%	1.09%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,943,985	$1,911,471	96.01%	193.79%
Canada	43,625	43,729	2.20%	4.43%
United Kingdom	35,774	35,656	1.79%	3.61%
	$2,023,384	$1,990,856	100.00%	201.83%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,613,815	$1,589,384	96.82%	212.52%
Canada	38,462	38,292	2.33%	5.12%
United Kingdom	13,892	14,010	0.85%	1.87%
	$1,666,169	$1,641,686	100.00%	219.51%
As of June 30, 2024 and December 31, 2023, on a fair value basis, 94.76% and 94.61%, respectively, of the Fund’s debt investments bore interest at a floating rate and 5.24% and 5.39%, respectively, of the Fund’s debt investments bore interest at a fixed rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2024 and December 31, 2023, according to the fair value hierarchy:

As of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$79,589	$1,724,399	$1,803,988
Subordinated Debt [1]	—	—	154,692	154,692
Equity Investments	—	—	32,176	32,176
Cash Equivalents	67,685	—	—	67,685
Total	$67,685	$79,589	$1,911,267	$2,058,541
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $64,121, mezzanine debt of $89,329 and $1,242 of structured debt.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended June 30, 2024
	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2024	$1,565,397	$166,502	$31,705	$1,763,604
Purchase of investments	280,494	9,296	2,490	292,280
Proceeds from principal repayments and sales of investments	(84,180)	(12,506)	—	(96,686)
Payment-in-kind interest	148	1,381	—	1,529
Amortization of premium/accretion of discount, net	(1,418)	138	—	(1,280)
Net realized gain (loss) on investments	846	131	—	977
Net change in unrealized appreciation (depreciation) on investments	(23)	(10,250)	(2,019)	(12,292)
Transfers out of Level 3 (1)	(36,865)	—	—	(36,865)
Balance as of June 30, 2024	$1,724,399	$154,692	$32,176	$1,911,267

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$(23)	$(10,250)	$(2,019)	$(12,292)

	As of and for the Six Months Ended June 30, 2024
	First Lien Term Loans	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514
Purchase of investments	452,091	10,150	2,987	465,228
Proceeds from principal repayments and sales of investments	(123,781)	(18,589)	(73)	(142,443)
Payment-in-kind interest	408	3,113	—	3,521
Amortization of premium/accretion of discount, net	(593)	302	—	(291)
Net realized gain (loss) on investments	(2,985)	272	—	(2,713)
Net change in unrealized appreciation (depreciation) on investments	8,322	(15,252)	(1,545)	(8,475)
Transfers out of Level 3 (1)	(11,899)	—	—	(11,899)
Transfers to Level 3 (1)	9,825	—	—	9,825
Balance as of June 30, 2024	$1,724,399	$154,692	$32,176	$1,911,267

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$3,368	$(15,501)	$(1,545)	$(13,678)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Three Months Ended June 30, 2023
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

	As of and for the Six Months Ended June 30, 2023
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at June 30, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,490,410	Yield Method	Market Yield Discount Rates	6.09%	22.50%	10.56%
First Lien Term Loans	21,236	Market Approach	EBITDA Multiple	6.50x	13.50x	9.31x
First Lien Term Loans	212,753	Recent Transactions	Transaction Price	$97.31	$100.25	$99.34
Subordinated Debt	136,322	Yield Method	Market Yield Discount Rates	12.25%	24.91%	15.16%
Subordinated Debt	705	Market Approach	EBITDA Multiple	9.93x	9.93x	9.93x
Subordinated Debt	1,340	Black-Scholes	EBITDA Multiple	11.75x	11.75x	11.75x
Subordinated Debt	16,325	Recent Transactions	Transaction Price	$90.25	$98.03	$94.16
Equity	2,333	Yield Method	Market Yield Discount Rates	8.36%	15.50%	12.91%
Equity	27,842	Market Approach	EBITDA Multiple	5.75x	20.50x	12.01x
Total	$1,909,266
Equity investments in the amount of $2,001 at June 30, 2024 have been excluded from the table above as the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$1,192,190	Yield Method	Market Yield Discount Rates	6.13%	18.73%	10.63%
First Lien Term Loans	19,519	Market Approach	EBITDA Multiple	6.50x	9.25x	7.21x
First Lien Term Loans	181,302	Recent Transactions	Transaction Price	$59.50	$100.00	$97.52
Subordinated Debt	162,646	Yield Method	Market Yield Discount Rates	9.70%	24.91%	14.44%
Subordinated Debt	12,050	Recent Transactions	Transaction Price	$84.75	$98.01	$89.53
Equity	158	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	29,390	Market Approach	EBITDA Multiple	6.50x	19.50x	10.96x
Equity	2	Market Approach	Blended EBITDA Multiple	13.25x	13.25x	13.25x
			Blended Revenue Multiple	1.40x	1.40x	1.40x
Total	$1,597,257
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

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$69,000	$69,000	$231,000	$231,000
SMBC Financing Facility	110,500	110,500	37,377	37,377
Revolving Credit Facility	77,250	77,250	126,500	126,500
2022 Debt	342,000	341,174	342,000	338,345
2023 Debt	215,000	217,329	215,000	213,976
2024 Debt	215,000	216,417	—	—
Total	$1,028,750	$1,031,670	$951,877	$947,198
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
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into an investment sub-advisory agreement with Churchill, which was subsequently amended and restated on December 11, 2020, October 7, 2021 and March 8, 2022 (the “CAM Sub-Advisory Agreement”). The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Advisory Agreement. The Adviser retains 32.5% of the management fee and incentive fee payable by the Company. The remaining amount is paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

On January 29, 2024, the Adviser and Churchill entered into an investment sub-advisory agreement with Nuveen Asset Management (the “NAM Sub-Advisory Agreement”, and together with the Advisory Agreement and the CAM Sub-Advisory Agreement, the “Advisory Agreements”), pursuant to which Nuveen Asset Management may manage a portion of the Company’s portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”), subject to the pace and amount of investment activity in the middle market investment program. The Company typically refers to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). The percentage of the Company’s portfolio allocated to the Liquid Investments strategy managed by Nuveen Asset Management is at the discretion of Churchill. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage the Company’s Liquid Investment allocation is payable by Churchill and does not impact the advisory fees payable by the Company’s shareholders. Churchill will pay Nuveen Asset Management monthly in arrears, 0.375% of the daily weighted average principal amount of the Liquid Investments managed by Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement will not impact the advisory fees payable by the Company's shareholders.
Advisory agreements remain in effect for an initial period of two years and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. On October 27, 2023, the Board, including all of the Independent Directors, approved the Advisory Agreement and the NAM Sub-Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by the 1940 Act for an initial two-year term expiring on January 29, 2026. In addition, on October 27, 2023, the Board, including all of the Independent Directors, approved the renewal of the CAM Sub-Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such directors as required by the 1940 Act for an additional one-year term expiring on December 31, 2024. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable investment adviser and may be terminated by either the Company or the applicable investment adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty.
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
Under the Advisory Agreement, the incentive fee on income for a particular quarter will be subject to the Incentive Fee Cap. The Incentive Fee Cap will be equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined below) over the Trailing Twelve Quarters and (y) the aggregate incentive fee on income that was paid to the Adviser by the Company in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters. These calculations will be adjusted for any share issuances or repurchases during the applicable calendar quarter.

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

Under the Advisory Agreement, the second part of the incentive fee will be a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 15.0% of our realized capital gains as of the end of the fiscal year following the IPO. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

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

For the three and six months ended June 30, 2024, base management fees were $3,590 and $6,854, respectively. For the three and six months ended June 30, 2023, base management fees were $2,475 and $4,781, respectively. As of June 30, 2024 and December 31, 2023, $3,590 and $3,006, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities. For the three and six months ended June 30, 2024, income based incentive fees of $3,075 and $7,534, respectively, were waived in accordance with the terms of the Advisory Agreement. As of June 30, 2024, no amounts were payable to the Adviser related to income based incentive fees. As of December 31, 2023, the Adviser was not entitled to any incentive fees under the Advisory Agreement.
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
For the three and six months ended June 30, 2024 the Company incurred $484 and $1,026, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2023, the Company incurred $350 and $659, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2024 and December 31, 2023, fees of $809 and $505, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Special Transactions Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2024, the Company incurred $127 and $255, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2023, the Company incurred $95 and $191, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2024 and December 31, 2023, $127 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse Churchill and Administrator for such amounts paid on its behalf. Amounts payable to Churchill and Administrator are settled in the normal course of business without formal payment terms. As of June 30, 2024 and December 31, 2023, the Company owed Churchill and the Administrator $533 and $353, respectively, for reimbursements including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2024 and December 31, 2023, asset coverage was 195.88% and 178.57%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V were in compliance with all covenants and other requirements of their respective agreements.
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Subscription Facility were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$—	$260
Unused fees	—	23
Amortization of deferred financing costs	—	42
Total interest and debt financing expenses	$—	$325

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Subscription Facility were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$—	$359
Unused fees	—	50
Amortization of deferred financing costs	—	84
Total interest and debt financing expenses	$—	$493
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended from time to time, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. The Wells Fargo Financing Facility Agreement was amended on October 28, 2020, March 31, 2022 and March 14, 2024. The most recent amendment on March 14, 2024, among other things: (i) added SPV V as a party to the facility and (ii) decreased the maximum facility amount available from $275,000 to $150,000, which facility amount may be increased, with the consent of the administrative agent and each applicable lender, up to $250,000 during the reinvestment period.
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
As of June 30, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20%, per annum.
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$758	$2,636
Unused fees	80	163
Amortization of deferred financing costs	67	120
Total interest and debt financing expenses	$905	$2,919

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,813	$4,719
Unused fees	176	359
Amortization of deferred financing costs	868	239
Total interest and debt financing expenses	$4,857	$5,317
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
The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300,000 to $150,000 upon the occurrence of a permitted securitization, subject to a subsequent increase to $250,000, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 plus an annualized fee of 0.30% multiplied by $150,000 based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of June 30, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% per annum.
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the SMBC Financing Facility were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,541	$4,899
Unused fees	103	36
Amortization of deferred financing costs	110	128
Total interest and debt financing expenses	$1,754	$5,063

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the SMBC Financing Facility were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$2,098	$9,315
Unused fees	169	80
Amortization of deferred financing costs	221	254
Total interest and debt financing expenses	$2,488	$9,649
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
The Revolving Credit Facility was amended on April 9, 2024. The amendment, among other things, increased the maximum principal amount available under the Revolving Credit Facility from $185,000 to $250,000 pursuant to the accordion feature, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% on average daily undrawn amounts. As of June 30, 2024 and December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,090	$—
Unused fees	186	17
Amortization of deferred financing costs	126	9
Total interest and debt financing expenses	$1,402	$26

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Revolving Credit Facility were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,714	$—
Unused fees	332	17
Amortization of deferred financing costs	230	9
Total interest and debt financing expenses	$2,276	$26
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$6,086	$5,815
Unused fees	—	—
Amortization of deferred financing costs	150	150
Total interest and debt financing expenses	$6,236	$5,965

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-I were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$12,186	$11,258
Unused fees	—	—
Amortization of deferred financing costs	300	298
Total interest and debt financing expenses	$12,486	$11,556
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
For the three months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$4,231	$—
Unused fees	—	—
Amortization of deferred financing costs	111	—
Total interest and debt financing expenses	$4,342	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-II were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$8,472	$—
Unused fees	—	—
Amortization of deferred financing costs	221	—
Total interest and debt financing expenses	$8,693	$—
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

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,983	$—
Unused fees	—	—
Amortization of deferred financing costs	99	—
Total interest and debt financing expenses	$4,082	$—
For the six months ended June 30, 2024 and 2023, the components of interest expense related to the CLO-III were as follows:

	Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$4,743	$—
Unused fees	—	—
Amortization of deferred financing costs	119	—
Total interest and debt financing expenses	$4,862	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Summary of Secured Borrowings
The Company's debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$150,000	$150,000	$342,000	$215,000	$215,000	$250,000	$1,322,000
Amount Outstanding (1)	69,000	110,500	342,000	215,000	215,000	77,250	1,028,750
Unused Portion (2)	81,000	39,500	—	—	—	172,750	293,250
Amount Available (3)	81,000	36,240	—	—	—	172,750	289,990
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2024	2023
Interest expense	$17,689	$13,610
Unused fees	368	239
Amortization of deferred financing costs	664	449
Total interest and debt financing expenses	$18,721	$14,298
Average interest rate (1)	7.73%	7.17%
Average daily borrowings	$939,025	$774,356

	Six Months Ended June 30,
	2024	2023
Interest expense	$33,026	$25,651
Unused fees	676	506
Amortization of deferred financing costs	1,960	884
Total interest and debt financing expenses	$35,662	$27,041
Average interest rate (1)	7.71%	6.97%
Average daily borrowings	$879,476	$756,313
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2024 and December 31, 2023:

	Payments Due by Period
As of June 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$69,000	$—	$69,000	$—	$—
SMBC Financing Facility	110,500	—	110,500	—	—
Revolving Credit Facility	77,250	—	—	77,250	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$1,028,750	$—	$179,500	$77,250	$772,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2024 and December 31, 2023 for any such exposure.
As of June 30, 2024 and December 31, 2023, the Company had the following unfunded commitments to fund delayed draw loans and equity investments:

Portfolio Company	June 30, 2024	December 31, 2023
360 Training	$3,094	$—
Allstar Holdings	7,373	7,373
Alternative Logistics Technologies Buyer, LLC	3,040	—
Anne Arundel	366	366
Apex Companies	1,002	1,115
Aramsco	297	—
ARMstrong	3,587	3,847
ASTP Holdings Co-Investment LP	106	34
Bounteous	—	4,467
BusinesSolver	873	970
Chroma Color	1,379	1,379
ClaimLogiq	3,225	3,225
Classic Collision	—	21,867
CMP Ren Partners I-A LP	15	15
Contract Land Staff	3,025	—
Covercraft	—	4,386
Crete	—	1,443
CrossCountry Consulting	3,320	3,320
D&H United Fueling Solutions	—	1,567
Diligent Corporation	3,830	—
DMC Power	1,671	1,671
E78	15,639	2,570
Elevation Labs	2,188	3,125
Eliassen Group, LLC	—	1,903
Engage	7,433	8,113
Ergotech (INS)	1,979	1,979
Evergreen Services Group II	—	4,488
Excel Fitness	2,371	—
EyeSouth	885	885
Fairway Lawns	6,327	419
Firstcall Mechanical Group	20,000	—
GHR Healthcare	2,595	—
Health Management Associates	754	1,026
Heartland Veterinary Partners	3,600	—
High Bar Brands	596	596
Impact Environmental Group	3,928	7,203
Infobase	—	721
Insulation Technology Group	5,912	—
Integrated Power Services	5,487	—
ITSavvy	158	158
Kenco	7,950	1,416
Legacy Service Partners	—	764
Leo Facilities	1,671	6,429
Liberty Group	449	449
Market Performance Group	3,086	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	June 30, 2024	December 31, 2023
MEI Buyer LLC	1,814	1,814
MGM Transformer Company	—	6,388
Mobile Communications America Inc	5,671	5,970
Mosaic Dental	254	553
National Power	3,051	3,051
NearU	3,034	3,291
NJEye, LLC	489	489
North Haven Spartan US Holdco LLC	3,260	—
Online Labels Group	807	807
Ovation Holdings	343	343
Palmetto Exterminators	109	652
Pinnacle Supply Partners, LLC	2,242	3,636
Precision Aviation Group	4,162	4,961
Prompt Care	1,437	—
Propark Mobility	11,995	1,797
PT Intermediate Holdings III, LLC	1,238	—
Randy's Worldwide Automotive	3,060	3,750
Repipe Specialists	—	691
Rhino Tool House	36	921
Riveron	1,607	1,607
RMA Companies	2,789	3,510
RoadOne	1,397	1,397
RoadOne- Common	—	235
S&S Truck Parts	—	246
Sciens Building Solutions, LLC	—	1,623
Sunny Sky Products	1,773	1,773
Tech24	3,046	3,655
Technical Safety Services	1,631	2,429
Tencate	1,540	—
The Facilities Group	4,861	5,028
TIDI Products	4,085	4,085
TPC Wire & Cable Corp	857	—
Trilon Group	1,875	4,407
USA Water	3,037	—
Velosio	1,284	—
Wellspring	3,756	3,756
Wpromote	588	588
WSB / EST	1,307	4,357
Young Innovations	3,448	3,448
Total unfunded commitments	$211,094	$180,547
The Company seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing liquidity. As of June 30, 2024, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.

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
The following table summarizes total shares issued and proceeds received in connection with the IPO and the Company's capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 29, 2024	5,500,000	$99,275	$18.05
January 5, 2024	7,888,094	$142,382	$18.05
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distributions
The following table summarizes the Company's distributions declared from inception through June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
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
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through June 30, 2024:

Date Declared	Record Date	Payment Date	Shares Issued[1]
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
Total	292,310		$5,149

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$18.13	$18.32
Net investment income (1)(2)	1.13	1.23
Net realized gain (loss) (1)	(0.05)	0.23
Total net change in unrealized gain (loss) (1) (2)	(0.15)	(0.55)
Net increase (decrease) in net assets resulting from operations (1)	0.93	0.91
Shareholder distributions from net investment income (3)	(1.00)	(1.31)
Other (4)	(0.03)	0.01
Net asset value, end of period	$18.03	$17.93

Net assets, end of period	$986,372	$557,497
Shares outstanding, end of period	54,705,779	31,099,618
Per share market value, end of period	$17.40	N/A
Total return based on NAV (5)	5.00%	5.04%
Total return based on market value (6)	1.81%	N/A

Ratio/Supplemental data:
Ratio of net expenses to average net assets before expense support and waived fees (2) (7) (8)	11.81%	13.14%
Ratio of net expenses to average net assets after expense support and waived fees(2) (7) (8)	10.14%	13.11%
Ratio of net investment income to average net assets (2) (7)	13.41%	13.76%
Portfolio turnover rate (9)	8.56%	3.57%
Asset Coverage Ratio	195.88%	167.54%
________________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Ratios and per share information have been updated to reflect reclassifications on the consolidated statements of operations for the six months ended June 30, 2023.
(3)The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan divided by the beginning NAV per share and is not annualized.
(6)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $18.05 per share and is not annualized.
(7)Ratios are annualized except for expense included in the Expense Support Agreement (defined in Note 5). The ratio of total expenses to average net assets before expense support and waived fees was 11.81% and 13.14% for the six months ended June 30, 2024 and 2023, respectively, on an annualized basis, excluding the effect of expense support which represented 0.00% and (0.03)% of average net assets, respectively. The Expense Support Agreement terminated upon consummation of the IPO on January 29, 2024. Average net assets is calculated utilizing quarterly net assets.
(8)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2024 and 2023 was 7.87% and 10.22%, respectively. Average net assets is calculated utilizing quarterly net assets.
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2024, except as discussed below.
On July 31, 2024, the Board declared a third quarter regular dividend of $0.45 per share payable on or around October 28, 2024 to shareholders of record as of September 30, 2024.
On July 31, 2024, the Board designated Stephen Potter, one of the Company’s current Independent Directors, as the lead Independent Director (the “Lead Independent Director”). The duties of the Lead Independent Director include, among other things, chairing executive sessions of the Independent Directors, acting as a liaison between the Independent Directors and the Chairman of the Board and between the Independent Directors and officers of the Company and the Adviser, facilitating communication among the Independent Directors and the Company’s counsel, reviewing and commenting on Board and committee meeting agendas and calling additional meetings of the Independent Directors as appropriate.

On July 31, 2024, based on the recommendation of the Compensation Committee of the Board, the Board approved the following changes to the compensation of the Independent Directors, effective as of January 1, 2025: (a) increase the annual retainer from $100,000 to $120,000; (b) increase the annual retainer payable to the Chair of the Audit Committee of the Board from $10,000 to $12,000; and (c) pay an annual retainer to the Lead Independent Director of $12,000.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$1,814,985	$1,293,592
Purchase of investments	304,976	102,103
Proceeds from principal repayments and sales of investments	(99,977)	(5,759)
Payment-in-kind interest	1,529	551
Amortization of premium/accretion of discount, net	854	628
Net realized gain (loss) on investments	1,017	218
Total investments, end of period	$2,023,384	$1,391,333

Portfolio companies at beginning of period	195	153
Number of new portfolio companies funded	11	9
Number of portfolio companies sold or repaid	(8)	(1)
Portfolio companies, end of period	198	161
Count of investments	434	329
Count of industries	26	23

	Six Months Ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$1,666,169	$1,225,573
Purchase of investments	509,305	202,017
Proceeds from principal repayments and sales of investments	(154,873)	(45,361)
Payment-in-kind interest	3,521	872
Amortization of premium/accretion of discount, net	1,870	1,533
Net realized gain (loss) on investments	(2,608)	6,699
Total investments, end of period	$2,023,384	$1,391,333

Portfolio companies at beginning of period	179	145
Number of new portfolio companies funded	34	20
Number of portfolio companies sold or repaid	(15)	(4)
Portfolio companies, end of period	198	161
Count of investments	434	329
Count of industries	26	23
As of June 30, 2024, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $76.5 million.1
•Weighted average of 2.2x interest coverage ratio for our first lien term loans2
•Weighted average of 4.8x net leverage.3
•Approximately 83% of our debt investments have financial covenants.4

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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 73.71% of our total investments, and 81.35% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of June 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,818,109	$1,803,988	90.61%	$1,450,120	$1,427,492	86.95%
Subordinated Debt [1]	$176,765	$154,692	7.77%	190,454	183,387	11.17%
Equity Investments	$28,510	$32,176	1.62%	25,595	30,807	1.88%
Total	$2,023,384	$1,990,856	100.00%	$1,666,169	$1,641,686	100.00%
Largest portfolio company investment	$31,336	$31,058	1.56%	$25,309	$25,108	1.53%
Average portfolio company investment	$10,219	$10,055	0.51%	$9,308	$9,171	0.56%
_____________________
1As of June 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $64,121, mezzanine debt of $89,329 and $1,242 of structured debt at fair value and second lien term loans and/or second lien notes of $77,227, mezzanine debt of $95,284 and $4,254 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203 mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of June 30, 2024 and December 31, 2023 was as follows:

Industry	June 30, 2024	December 31, 2023
Aerospace & Defense	3.15%	3.13%
Automotive	3.38%	4.95%
Banking, Finance, Insurance, Real Estate	3.29%	3.95%
Beverage, Food & Tobacco	8.40%	7.76%
Capital Equipment	5.06%	4.21%
Chemicals, Plastics, & Rubber	1.40%	2.29%
Construction & Building	4.19%	3.90%
Consumer Goods: Durable	1.00%	1.51%
Consumer Goods: Non-durable	3.01%	3.31%
Containers, Packaging & Glass	4.33%	3.97%
Energy: Electricity	2.88%	1.75%
Environmental Industries	3.01%	2.73%
Healthcare & Pharmaceuticals	12.71%	12.72%
High Tech Industries	9.97%	8.97%
Media: Advertising, Printing & Publishing	0.93%	1.12%
Media: Diversified & Production	0.99%	0.96%
Retail	0.29%	0.35%
Services: Business	17.46%	18.43%
Services: Consumer	4.60%	4.86%
Sovereign & Public Finance	0.67%	0.65%
Telecommunications	3.26%	3.17%
Transportation: Cargo	3.10%	3.20%
Transportation: Consumer	0.64%	0.13%
Utilities: Electric	0.65%	0.89%
Utilities: Water	0.42%	—%
Wholesale	1.21%	1.09%
Total	100.00%	100.00%

The weighted average yields of our investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost [1]	11.32%	11.72%
Weighted average yield on debt and income producing investments, at fair value [2]	11.41%	11.94%
Percentage of debt investments bearing a floating rate	94.76%	94.61%
Percentage of debt investments bearing a fixed rate	5.24%	5.39%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of June 30, 2024 was 11.15%. There were no investments on non-accrual as of December 31, 2023.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of June 30, 2024 was 11.36%. There were no investments on non-accrual as of December 31, 2023.

As of June 30, 2024, 92.81% and 92.91% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2023, 94.43% and 94.55% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.72% to 11.32% from December 31, 2023 to June 30, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments in the first half of 2024. Following our IPO on January 29, 2024, we invested in more upper middle market loans than in the fourth quarter of 2023, which had tighter spreads than traditional middle market loans. We also saw an increase in repricing transactions for existing portfolio investments in the first half of 2024.

While the macro-economic environment continues to present challenges for borrowers, with interest rates at elevated levels, we believe the current environment for private credit remains attractive. Spreads continued to tighten in the first half of 2024 amidst increased competition in the broadly syndicated loan market and healthy issuance levels of collateralized loan obligations ("CLO"), but remain compelling relative to historical levels.
As financial markets stabilize and private equity firms become more active in an effort to deploy dry powder and return capital to their investors we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, but also in part by repricing and refinancing while spreads continue to tighten. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2024			December 31, 2023
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	130,153	6.54%	8	80,342	4.89%	7
4	1,654,267	83.09%	156	1,353,243	82.44%	140
5	130,331	6.55%	21	138,916	8.46%	21
6	37,358	1.88%	6	35,686	2.17%	6
7	28,431	1.43%	4	27,653	1.68%	4
8	1,856	0.09%	1	5,846	0.36%	1
9	—	—%	—	—	—%	—
10	8,460	0.42%	2	—	—%	—
Total	$1,990,856	100.00%	198	$1,641,686	100.00%	179
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.11 and 4.14, respectively. As of June 30, 2024, there were three portfolio companies on non-accrual. As of June 30, 2024, the amortized cost of the portfolio companies on non-accrual status were $29.1 million, which represents approximately 1.44% of total investments at amortized cost. As of December 31, 2023, there were no loans on non-accrual.
Results of Operations
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2024	2023
Investment Income
Interest income	$53,018	$36,292
Payment-in-kind interest income	1,529	551
Dividend income	33	24
Other income	509	234
Total investment income	55,089	37,101
Expenses
Interest and debt financing expenses	18,721	14,298
Management fees	3,590	2,475
Incentive fees on net investment income	3,075	—

Professional fees	693	964
Directors' fees	127	95
Administration fees	484	350
Other general and administrative expenses	466	357
Total expenses before expense support and Incentive fees waived	27,156	18,539
Expense support	—	(144)
Incentive fees waived	(3,075)	—
Net Expenses after expense support	24,081	18,395
Net investment income	$31,008	$18,706
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$1,017	$218
Net change in unrealized gains (losses)	(12,102)	(4,242)
Income tax (provision) benefit	282	(376)
Total net change in unrealized gain (loss)	(11,820)	(4,618)
Total net realized and change in unrealized gains (losses)	(10,803)	(4,400)
Net increase (decrease) in net assets resulting from operations	$20,205	$14,306

	Six Months Ended June 30,
	2024	2023
Investment Income
Interest income	$102,096	$69,679
Payment-in-kind interest income	3,521	872
Dividend income	341	40
Other income	726	470
Total investment income	106,684	71,061
Expenses
Interest and debt financing expenses	35,662	27,041
Management fees	6,854	4,781
Incentive fees on net investment income	7,534	—
Professional fees	1,403	1,554
Directors' fees	255	191
Administration fees	1,026	659
Other general and administrative expenses	743	528
Total expenses before expense support and Incentive fees waived	53,477	34,754
Expense support	—	(158)
Incentive fees waived	(7,534)	—
Net Expenses after expense support	45,943	34,596
Net investment income	$60,741	$36,465
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(2,608)	$6,699
Net change in unrealized gains (losses)	(8,045)	(15,379)
Income tax (provision) benefit	141	(762)
Total net change in unrealized gain (loss)	(7,904)	(16,141)
Total net realized and change in unrealized gains (losses)	(10,512)	(9,442)
Net increase (decrease) in net assets resulting from operations	$50,229	$27,023
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $55.1 million and $106.7 million for the three and six months ended June 30, 2024, respectively, from $37.1 million and $71.1 million for the three and six months ended June 30, 2023 respectively, primarily due to increased investment activity driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of spread tightening. As of June 30, 2024, the size of our portfolio increased to $2.0 billion from $1.4 billion as of June 30, 2023, at cost. As of June 30, 2024, the weighted average yield of our debt and income producing investments decreased to 11.32% from 11.37% as of June 30, 2023 on cost, primarily due to overall tightening of spreads in newly originated investments. The shifting environment in base interest rates, such as SOFR and any applicable alternate rates, may affect our investment income in the future.
Expenses
Total expenses before expense support and waived incentive fees increased to $27.2 million and $53.5 million for the three and six months ended June 30, 2024, respectively, from $18.5 million and $34.8 million for the three and six months ended June 30, 2023, respectively.
Interest and debt financing expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to higher average daily borrowings, higher average interest rates, the use of the Revolving Credit Facility (as defined below) in the third quarter of 2023 and the completion of the 2023 Debt Securitization and the 2024 Debt Securitization (each as defined below) on December 7, 2023 and March 14, 2024, respectively. The average daily borrowings for the three and six months ended June 30, 2024 were $939.0 million and $879.5 million, respectively, compared to $774.4 million and $756.3 million for the three and six months ended June 30, 2023, respectively. The average interest rate for the three and six months ended June 30, 2024 was 7.73% and 7.71%, respectively, compared to 7.17% and 6.97%, respectively, for the three and six months ended June 30, 2023.
The increases in management fees increased for the three and six months ended June 30, 2024 from the comparable periods in 2023 were driven by increases in our total assets. Incentive fees based on income for the three and six months ended June 30, 2024 of $3.1 million and $7.5 million, respectively, were waived in accordance with our Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increases in professional, administration, and other general and administrative fees for the three and six months ended June 30, 2024 from the comparable periods in 2023 was primarily driven by growing needs of the business given the increase in the Company's size year over year.
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
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended June 30, 2024, we had a net realized gain on investments of $1.0 million compared to a net realized gain of $218 thousand for the three months ended June 30, 2023. The increase in the net realized gain was primarily driven by full or partial repayments of our investments. For the six months ended June 30, 2024, we had a net realized loss on investments of $(2.6) million, compared to a net realized gain of $6.7 million for the six months ended June 30, 2023. The increase in the net realized loss was primarily driven by a final realization of an underperforming debt position which generated a realized loss in the first quarter of 2024, offset by realized gains in the second quarter of 2024.
For the three months ended June 30, 2024, we recorded a net change in unrealized loss of $(12.1) million, which resulted from a decrease in fair value primarily attributable to two underperforming portfolio companies. We recorded a net change in unrealized loss of $(8.0) million for the six months ended June 30, 2024, which resulted from a decrease in fair value of two underperforming portfolio companies in the second quarter of 2024, offset by unrealized gains in the first quarter of 2024 driven primarily from the tightening of market spreads and a reversal of unrealized losses on certain of our underperforming debt positions that were ultimately realized.

For the three months ended June 30, 2023, we recorded a net unrealized loss of $(4.2) million primarily attributable to modest softening of certain of our portfolio companies' credit metrics partially offset by tightening in market spreads. We recorded a net unrealized loss of (15.4) million for the six months ended June 30, 2023, primarily due to modest softening of certain of our portfolio companies' credit metrics.
Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, and our net borrowings from our credit facilities and CLO debt issuances (discussed further below). Prior to our IPO on January 29, 2024, we also generated cash flow from the proceeds of capital drawdowns of our privately placed capital commitments. In the future, we may also generate cash flow from future offerings of securities including issuances of debt and/or equity securities through both public registered offerings using a shelf registration statement and private offerings. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (defined below).
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 195.88% and 178.57%, respectively.
Cash and cash equivalents as of June 30, 2024, taken together with cash available under our credit facilities, are expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we had $81.0 million available under our Wells Fargo Financing Facility (as defined below), $36.2 million available under our SMBC Financing Facility (as defined below), and $172.8 million available under our SMBC Corporate Revolver (as defined below), subject to asset coverage limitations.
For the six months ended June 30, 2024, our cash and cash equivalents balance increased by $3.6 million. During that period, $266.9 million was used in operating activities, primarily relating to investment purchases of $509.3 million, offset by $154.9 million in repayments and sales of investments in portfolio companies. During the same period, $270.5 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $241.7 million and $546.3 million, respectively, net of shareholder distributions and repayments of secured borrowings of $40.8 million and $469.4 million, respectively.
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

The following table summarizes total shares issued and proceeds received in connection with the IPO and the capital drawdowns delivered pursuant to the Subscription Agreements from inception through June 30, 2024 (dollar amounts in thousands, except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 29, 2024	5,500,000	$99,275	$18.05
January 5, 2024	7,888,094	$142,382	$18.05
November 3, 2023	5,497,609	$100,000	$18.19
July 17, 2023	4,357,515	$78,565	$18.03
April 20, 2023	2,205,038	$40,000	$18.14
December 21, 2022	3,193,195	$60,000	$18.79
August 1, 2022	2,652,775	$50,082	$18.88
April 25, 2022	1,800,426	$34,964	$19.42
January 21, 2022	1,541,568	$30,000	$19.46
December 9, 2021	1,491,676	$29,207	$19.58
November 1, 2021	1,546,427	$30,000	$19.40
August 23, 2021	2,593,357	$50,000	$19.28
July 26, 2021	1,564,928	$30,000	$19.17
June 22, 2021	1,034,668	$20,000	$19.33
April 23, 2021	1,845,984	$35,000	$18.96
March 11, 2021	785,751	$15,000	$19.09
November 6, 2020	1,870,660	$35,000	$18.71
October 16, 2020	1,057,641	$20,000	$18.91
August 6, 2020	1,105,425	$20,000	$18.09
May 7, 2020	1,069,522	$20,000	$18.70
December 31, 2019	3,310,540	$66,211	$20.00
December 19, 2019	50	$1	$20.00
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

The following table summarizes the dividends declared from inception through June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
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

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through June 30, 2024:

Date Declared	Record Date	Payment Date	Shares Issued [1]
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
Total	292,310		$5,149

As of July 31, 2024, BofA Securities, Inc., as agent, repurchased an additional 75,675 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $1.33 million.

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
As of June 30, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily plus 2.20% per annum.
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

The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of June 30, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% and one-month SOFR plus 2.65%, respectively, per annum.
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
The Revolving Credit Facility was amended on April 9, 2024. The amendment, among other things, increased the maximum principal amount available under the Revolving Credit Facility from $185 million to $250 million pursuant to the accordion feature, subject to availability under the borrowing base,, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300 million through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of June 30, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$69,000	$—	$69,000	$—	$—
SMBC Financing Facility	110,500	—	110,500	—	—
Revolving Credit Facility	77,250	—	—	77,250	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$1,028,750	$—	$179,500	$77,250	$772,000

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	$215,000	$—	$—	$—	$215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2024 and December 31, 2023. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of June 30, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments
On July 31, 2024, the Board declared a third quarter regular dividend of $0.45 per share payable on or around October 28, 2024 to shareholders of record as of September 30, 2024.
On July 31, 2024, the Board designated Stephen Potter, one of the Company’s current Independent Directors, as the lead Independent Director (the “Lead Independent Director”). The duties of the Lead Independent Director include, among other things, chairing executive sessions of the Independent Directors, acting as a liaison between the Independent Directors and the Chairman of the Board and between the Independent Directors and officers of the Company and the Adviser, facilitating communication among the Independent Directors and the Company’s counsel, reviewing and commenting on Board and committee meeting agendas and calling additional meetings of the Independent Directors as appropriate.
On July 31, 2024, based on the recommendation of the Compensation Committee of the Board, the Board approved the following changes to the compensation of the Independent Directors, effective as of January 1, 2025: (a) increase the annual retainer from $100,000 to $120,000; (b) increase the annual retainer payable to the Chair of the Audit Committee of the Board from $10,000 to $12,000; and (c) pay an annual retainer to the Lead Independent Director of $12,000.

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
Between March 2022 and July 2023, the Federal Reserve rapidly raised its benchmark interest rate, bringing it to the 5.25% to 5.50% range. Although the Federal Reserve has left its benchmark rate steady since July 2023 and recently has indicated a bias in favor of eventually cutting its benchmark interest rate, it also has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of June 30, 2024, on a fair value basis, approximately 5.24% of our debt investments bear interest at a fixed rate and approximately 94.76% of our debt investments bear interest at a floating rate. As of June 30, 2024, 98.01% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are also subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligations using the outstanding balance as of June 30, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of June 30, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(28,094)	$(15,389)	$(12,705)
-200 Basis Points	$(18,730)	$(10,259)	$(8,471)
-100 Basis Points	$(9,365)	$(5,130)	$(4,235)
+100 Basis Points	$9,365	$5,130	$4,235
+200 Basis Points	$18,730	$10,259	$8,471
+300 Basis Points	$28,094	$15,389	$12,705

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
Total	292,310		$5,149
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
Date: August 6, 2024