Form 10-Q
period 2024-09-30
Nuveen Churchill Direct Lending Corp.
filed 2024-11-07
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 5, 2024, the registrant had 54,485,518 shares of common stock, $0.01 par value, outstanding.

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
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $2,075,365 and $1,666,169, respectively)	$2,046,887	$1,641,686
Cash and cash equivalents	69,304	67,395
Restricted cash	50	50
Interest receivable	18,127	17,674
Receivable for investments sold	5,657	3,919
Prepaid expenses	85	13
Other assets	—	127
Total assets	$2,140,110	$1,730,864

Liabilities
Secured borrowings (net of $7,503 and $7,941 deferred financing costs, respectively) (See Note 6)	$1,094,461	$943,936
Payable for investments purchased	2,545	—
Interest payable	15,462	9,837
Due to adviser for expense support (See Note 5)	—	632
Management fees payable	3,873	3,006
Distributions payable	30,037	22,683
Directors’ fees payable	128	96
Accounts payable and accrued expenses	2,995	2,789
Total liabilities	$1,149,501	$982,979

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 54,571,650 and 41,242,105 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$546	$412
Paid-in-capital in excess of par value	1,017,248	776,719
Total distributable earnings (loss)	(27,185)	(29,246)
Total net assets	$990,609	$747,885

Total liabilities and net assets	$2,140,110	$1,730,864

Net asset value per share (See Note 10)	$18.15	$18.13

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$57,317	$40,370	$159,413	$110,049
Payment-in-kind interest income	2,503	951	6,024	1,823
Dividend income	16	16	357	56
Other income	444	409	1,170	879
Total investment income	60,280	41,746	166,964	112,807

Expenses:
Interest and debt financing expenses	23,198	16,048	58,860	43,089
Management fees (See Note 5)	3,873	2,722	10,727	7,503
Incentive fees on net investment income	5,496	—	13,030	—
Professional fees	912	730	2,315	2,284
Directors' fees	128	96	383	287
Administration fees (See Note 5)	535	370	1,561	1,029
Other general and administrative expenses	145	125	888	653
Total expenses before expense support and incentive fees waived	34,287	20,091	87,764	54,845
Expense support (See Note 5)	—	—	—	(158)
Incentive fees waived (See Note 5)	(5,496)	—	(13,030)	—
Net Expenses after expense support	28,791	20,091	74,734	54,687
Net investment income	31,489	21,655	92,230	58,120

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1,086	(13,107)	(1,522)	(6,408)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	4,050	11,574	(3,995)	(3,805)
Income tax (provision) benefit	18	27	159	(735)
Total net change in unrealized gain (loss)	4,068	11,601	(3,836)	(4,540)
Total net realized and unrealized gain (loss) on investments	5,154	(1,506)	(5,358)	(10,948)

Net increase (decrease) in net assets resulting from operations	$36,643	$20,149	$86,872	$47,172

Per share data:
Net investment income per share - basic and diluted	$0.58	$0.62	$1.71	$1.85
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.67	$0.58	$1.61	$1.50
Weighted average common shares outstanding - basic and diluted	54,688,860	34,812,720	54,080,979	31,409,296

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,489	$21,655	$92,230	$58,120
Net realized gain (loss) on investments	1,086	(13,107)	(1,522)	(6,408)
Net change in unrealized appreciation (depreciation) on investments	4,068	11,601	(3,836)	(4,540)
Net increase (decrease) in net assets resulting from operations	36,643	20,149	86,872	47,172
Shareholder distributions:
Distributions declared from net investment income	(30,036)	(19,572)	(84,811)	(58,523)
Net increase (decrease) in net assets resulting from shareholder distributions	(30,036)	(19,572)	(84,811)	(58,523)
Capital share transactions:
Issuance of common shares, net	—	78,565	241,657	118,542
Reinvestment of shareholder distributions	3,560	2,320	10,085	6,811
Repurchases of common stock	(5,930)	—	(11,079)	—
Net increase (decrease) in net assets resulting from capital share transactions	(2,370)	80,885	240,663	125,353
Total increase (decrease) in net assets	4,237	81,462	242,724	114,002
Net assets, beginning of period	986,372	557,497	747,885	524,957
Net assets, end of period	$990,609	$638,959	$990,609	$638,959

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$86,872	$47,172

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(712,464)	(352,883)
Proceeds from principal repayments and sales of investments	310,489	65,851
Payment-in-kind interest	(6,024)	(1,823)
Amortization of (premium)/accretion of discount, net	(2,719)	(1,994)
Net realized (gain) loss on investments	1,522	6,408
Net change in unrealized (appreciation) depreciation on investments	3,995	3,805
Amortization of deferred financing costs	2,638	1,424
Amortization of offering costs	—	(23)
Changes in operating assets and liabilities:
Due from adviser for expense support	—	515
Interest receivable	(453)	(3,888)
Receivable for investments sold	(1,738)	(4,399)
Prepaid expenses	(72)	(16)
Other assets	127	—
Payable for investments purchased	2,545	(56)
Interest payable	5,625	3,808
Due to adviser for expense support	(632)	(282)
Management fees payable	867	511
Directors’ fees payable	32	—
Accounts payable and accrued expenses	206	1,053
Net cash provided by (used in) operating activities	(309,184)	(234,817)

Cash flows from financing activities:
Proceeds from issuance of common shares	241,657	118,988
Shareholder distributions	(67,372)	(46,464)
Repurchases of common shares	(11,079)	—
Proceeds from secured borrowings	717,750	340,600
Repayments of secured borrowings	(567,663)	(179,500)
Payments of deferred financing costs	(2,200)	(2,106)
Net cash provided by (used in) financing activities	311,093	231,518

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	1,909	(3,299)
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,445	39,320
Cash and Cash Equivalents and Restricted Cash, end of period	$69,354	$36,021

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,597	$37,857
Cash paid during the period for excise taxes	$6	$—
Supplemental disclosure of non-cash flow financing activity:
Reinvestment of shareholder distributions	$10,085	$6,811
See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2024	September 30, 2023
Cash	$6,824	$1,771
Cash equivalents	62,480	34,200
Restricted cash	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$69,354	$36,021

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 6.00%	10.70%	10/31/2025	$14,548	$14,510	$14,352	1.45%
AEgis Technologies	(6) (12) (13)	First Lien Term Loan	S + 6.00%	10.70%	10/31/2025	3,022	2,998	2,982	0.30%
Arotech Corporation	(6) (13)	First Lien Term Loan	S + 6.25%	11.20%	10/22/2026	15,004	14,437	15,004	1.51%
Arotech Corporation (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 6.25%	11.29%	10/22/2026	730	704	730	0.07%
BTX Precision	(12)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	1,571	1,551	1,552	0.16%
BTX Precision (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	539	(3)	(6)	—%
BTX Precision (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	7/25/2030	359	—	(4)	—%
Precision Aviation Group	(6) (12) (13)	First Lien Term Loan	S + 5.25%	9.85%	12/21/2029	14,927	14,654	14,775	1.50%
Precision Aviation Group (Delayed Draw)	(12)	First Lien Term Loan	S + 5.25%	9.97%	12/21/2029	4,948	4,905	4,898	0.49%
Prime Buyer, L.L.C.	(6)	First Lien Term Loan	S + 5.25%	10.20%	12/22/2026	6,501	6,458	6,501	0.66%
Turbine Engine Specialists	(12)	Subordinated Debt	S + 9.50%	14.25%	3/1/2029	2,537	2,482	2,533	0.26%
Valkyrie / Hill Technical Solutions	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,858	2,821	2,813	0.28%
Total Aerospace & Defense							65,517	66,130	6.68%

Automotive
Covercraft	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,520	7,432	6,886	0.70%
High Bar Brands	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,041	2,060	0.21%
High Bar Brands (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	13.00%	6/19/2030	596	(7)	(8)	—%
JEGS Automotive	(6) (16)	First Lien Term Loan	S + 6.00%	11.43%	12/22/2027	3,988	3,965	2,556	0.26%
PGW Auto Glass	(6) (13)	First Lien Term Loan	S + 5.00%	10.43%	4/18/2028	12,563	12,482	12,493	1.26%
PGW Auto Glass	(12)	First Lien Term Loan	S + 5.00%	10.25%	4/18/2028	2,431	2,408	2,418	0.24%
Randy's Worldwide Automotive	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.54%	11/1/2028	11,053	10,886	10,928	1.10%
Randy's Worldwide Automotive (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.51%	11/1/2028	3,747	1,111	1,069	0.11%
S&S Truck Parts	(6)	First Lien Term Loan	S + 5.00%	10.39%	3/1/2029	6,806	6,757	6,737	0.68%
S&S Truck Parts	(6)	First Lien Term Loan	S + 5.00%	10.39%	3/1/2029	1,150	1,142	1,139	0.11%
S&S Truck Parts (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	9.95%	3/1/2029	98	98	97	0.01%
S&S Truck Parts (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	10.35%	3/1/2029	1,712	1,712	1,694	0.17%
S&S Truck Parts	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.95%	3/1/2029	20,084	19,894	19,882	2.01%
Total Automotive							69,921	67,951	6.86%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Banking, Finance, Insurance, Real Estate
Ascend	(12) (13)	First Lien Term Loan	S + 4.50%	9.35%	8/11/2031	7,358	7,285	7,288	0.74%
Ascend (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.50%	9.35%	8/11/2031	12,642	(62)	(120)	(0.01%)
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 1.00%	6.54% (Cash) 6.00% (PIK)	9/8/2027	7,162	7,140	6,465	0.65%
Patriot Growth (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.00%	9.75%	10/16/2028	7,118	7,068	7,040	0.71%
RSC Acquisition Inc (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 4.75%	9.69%	11/1/2029	9,769	9,769	9,720	0.98%
Vensure	(9) (12)	First Lien Term Loan	S + 5.00%	9.64%	9/27/2031	2,570	2,545	2,546	0.26%
Vensure (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.64%	9/27/2031	730	(4)	(7)	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Term Loan	S + 6.00%	10.60%	4/3/2028	14,769	14,759	14,755	1.48%
Total Banking, Finance, Insurance, Real Estate							48,500	47,687	4.81%

Beverage, Food & Tobacco
AmerCareRoyal	(6)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	720	713	713	0.07%
AmerCareRoyal (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	165	—	(2)	—%
AmerCareRoyal (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	9/10/2030	115	(1)	(1)	—%
Bardstown Bourbon Company	(12)	Subordinated Debt	S + 7.75%	12.96%	8/30/2027	9,300	9,178	9,214	0.93%
Commercial Bakeries	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.10%	9/25/2029	17,152	16,858	16,936	1.71%
Commercial Bakeries	(6) (7) (10)	First Lien Term Loan	S + 5.50%	10.60%	9/25/2029	2,029	2,013	2,004	0.20%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	9.45%	9/28/2027	9,725	9,673	9,725	0.98%
Dessert Holdings	(6) (9) (12)	Subordinated Debt	S + 7.25%	12.21%	6/8/2029	9,000	8,888	8,014	0.81%
Dessert Holdings	(10) (13) (14)	First Lien Term Loan	S + 4.00%	8.96%	6/9/2028	5,545	5,408	5,263	0.53%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	9.92% (Cash) 5.13% (PIK)	4/3/2029	4,006	3,934	3,924	0.40%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	9.92% (Cash) 5.13% (PIK)	4/3/2029	800	784	783	0.08%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	9.92% (Cash) 5.13% (PIK)	4/3/2029	947	926	927	0.09%
Handgards, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.50%	9.86%	4/10/2031	29,925	29,636	30,218	3.05%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	9.90%	7/30/2025	2,828	2,820	2,743	0.28%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.41%	8/13/2027	14,588	14,465	14,588	1.47%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.66%	8/13/2027	4,421	4,403	4,421	0.45%
Rise Baking	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.66%	8/13/2027	10,819	10,767	10,819	1.09%
Summit Hill Foods	(6)	First Lien Term Loan	S + 5.75%	10.81%	11/29/2029	8,944	8,822	8,910	0.90%
Sunny Sky Products	(6) (12) (13)	First Lien Term Loan	S + 4.75%	9.35%	12/23/2028	7,040	6,979	6,976	0.70%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	9.35%	12/23/2028	1,773	—	(16)	—%
Tech24	(6) (12) (13)	First Lien Term Loan	S + 5.75%	10.35%	9/18/2029	13,214	13,011	13,008	1.31%
Tech24 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	10.64%	9/18/2029	4,828	2,194	2,135	0.22%
Watermill Express (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	10.50%	7/5/2029	2,376	574	580	0.06%
Watermill Express (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	10.60%	7/5/2029	3,170	3,170	3,170	0.32%
Watermill Express	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.50%	7/5/2029	6,327	6,270	6,327	0.64%
Watermill Express	(6) (9)	First Lien Term Loan	S + 5.75%	10.50%	7/5/2029	3,229	3,213	3,229	0.33%
Watermill Express (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.50%	7/5/2029	312	312	312	0.03%
Total Beverage, Food & Tobacco							165,010	164,920	16.65%

Capital Equipment
Clean Solutions Buyer	(6)	First Lien Term Loan	S + 4.50%	9.35%	9/9/2030	1,000	990	990	0.10%
Crete	(6)	First Lien Term Loan	S + 4.75%	9.35%	5/19/2028	4,786	4,755	4,805	0.49%
Crete (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	9.87%	5/19/2028	2,823	2,791	2,834	0.29%
Crete (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	9.36%	5/19/2028	7,097	7,097	7,125	0.72%
EFC International	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,248	3,175	3,245	0.33%
E-Technologies / Superior	(6) (13)	First Lien Term Loan	S + 5.50%	10.35%	4/9/2030	7,295	7,226	7,149	0.72%
Firstcall Mechanical Group	(12) (13)	First Lien Term Loan	S + 4.75%	9.35%	6/27/2030	9,975	9,878	9,876	1.00%
Firstcall Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	9.61%	6/27/2030	20,000	(24)	(198)	(0.02%)
Helios Buyer, Inc.	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.70%	12/15/2026	6,417	6,387	6,080	0.61%
Helios Buyer, Inc. (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.70%	12/15/2026	5,565	5,550	5,272	0.53%
Helios Buyer, Inc. (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	10.70%	12/15/2026	2,552	2,552	2,417	0.24%
Hyperion	(12) (13) (14)	First Lien Term Loan	S + 4.50%	9.46%	8/30/2028	2,634	2,630	2,458	0.25%
Ovation Holdings	(6) (13)	First Lien Term Loan	S + 5.00%	10.40%	2/5/2029	7,974	7,838	7,967	0.80%
Ovation Holdings (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.40%	2/5/2029	1,887	1,526	1,543	0.16%
Precision Surfacing Solutions	(12)	First Lien Term Loan	N/A	15.00%	11/30/2024	713	713	713	0.07%
PT Intermediate Holdings III, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 3.25%	5.33% (Cash) 3.25% (PIK)	4/9/2030	12,222	12,183	12,240	1.24%
PT Intermediate Holdings III, LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 3.25%	5.33% (Cash) 3.25% (PIK)	4/9/2030	1,106	(1)	2	—%
Rhino Tool House	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.43%	4/4/2029	8,737	8,604	8,670	0.88%
Rhino Tool House (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	4/4/2029	1,871	1,829	1,821	0.18%
Service Logic	(6) (9)	First Lien Term Loan	S + 3.50%	8.31%	10/29/2027	7,939	7,956	7,939	0.80%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Vessco	(6) (9) (12) (13)	First Lien Term Loan	S + 5.25%	10.22%	7/24/2031	13,706	13,570	13,577	1.37%
Vessco (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	9.54%	7/24/2031	4,569	648	627	0.06%
Vessco	(9) (11) (12)	Revolving Loan	S + 5.25%	10.39%	7/24/2031	1,726	(17)	(16)	—%
Total Capital Equipment							107,856	107,136	10.82%

Chemicals, Plastics, & Rubber
Ascensus	(6) (9) (13)	First Lien Term Loan	S + 4.25%	9.20%	6/30/2028	9,656	9,535	8,234	0.83%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 5.00%	10.38%	12/28/2025	2,046	2,055	1,973	0.20%
Chroma Color	(6)	First Lien Term Loan	S + 6.00%	11.28%	4/23/2029	6,266	6,165	6,220	0.63%
Chroma Color (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	4/23/2029	1,379	(11)	(10)	—%
Spartech	(6) (9) (12) (13) (14)	First Lien Term Loan	S + 4.75%	10.05%	5/6/2028	14,655	14,598	11,458	1.15%
Total Chemicals, Plastics, & Rubber							32,342	27,875	2.81%

Construction & Building
Allstar Holdings	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,162	2,109	2,107	0.21%
Allstar Holdings (Delayed Draw)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,115	4,065	4,010	0.40%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,212	5,142	5,062	0.51%
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.09%	7/30/2027	9,741	9,688	9,741	0.98%
Gannett Fleming	(9) (12) (13)	First Lien Term Loan	S + 4.50%	9.67%	8/5/2030	17,869	17,605	17,606	1.78%
Gannett Fleming	(9) (11) (12)	Revolving Loan	S + 4.50%	9.67%	8/5/2030	2,131	(31)	(31)	—%
Heartland Paving Partners (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners	(6)	First Lien Term Loan	S + 5.00%	9.60%	8/9/2030	8,571	8,486	8,490	0.87%
ICE USA Infrastructure LLC	(6) (13)	First Lien Term Loan	S + 5.25%	9.85%	3/15/2030	6,588	6,526	6,524	0.66%
MEI Buyer LLC	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.85%	6/29/2029	11,345	11,151	11,347	1.15%
MEI Buyer LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	6/29/2029	1,814	(7)	—	—%
RMA Companies (Delayed Draw)	(6) (10) (12)	First Lien Term Loan	S + 5.75%	10.70%	12/30/2027	4,593	4,586	4,568	0.46%
RMA Companies (Delayed Draw)	(10) (11) (12)	First Lien Term Loan	S + 5.75%	10.70%	12/30/2027	3,133	1,184	1,173	0.12%
RMA Companies	(6) (10)	First Lien Term Loan	S + 5.75%	10.70%	12/30/2027	3,095	3,057	3,078	0.31%
Sciens Building Solutions, LLC	(6) (9)	First Lien Term Loan	S + 5.75%	10.79%	12/15/2027	9,243	9,132	9,243	0.94%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	11.04%	12/15/2027	4,882	4,855	4,882	0.49%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

WSB / EST	(6) (12)	First Lien Term Loan	S + 6.00%	11.06%	8/31/2029	6,470	6,387	6,384	0.64%
WSB / EST (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.25%	8/31/2029	4,334	3,000	2,969	0.30%
Total Construction & Building							96,907	97,045	9.80%

Consumer Goods: Durable
Halo Buyer, Inc.	(6) (14)	First Lien Term Loan	S + 4.50%	9.45%	6/30/2025	5,622	5,608	5,171	0.52%
SmartSign	(6) (13)	First Lien Term Loan	S + 5.50%	10.55%	9/7/2028	9,800	9,732	9,800	0.99%
SmartSign	(6)	First Lien Term Loan	S + 5.75%	10.78%	9/7/2028	4,987	4,907	4,987	0.50%
Total Consumer Goods: Durable							20,247	19,958	2.01%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.20%	9/10/2027	12,507	12,440	12,507	1.26%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 5.75%	10.45%	9/10/2027	1,816	1,790	1,834	0.19%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.25%	10.60%	6/30/2028	6,738	6,692	6,724	0.68%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.45%	6/30/2028	3,120	913	927	0.09%
FoodScience LLC	(6) (12)	First Lien Term Loan	S + 5.25%	10.20%	3/1/2027	14,512	14,411	14,512	1.46%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.25%	9.85%	1/8/2030	12,556	12,442	12,682	1.28%
Market Performance Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.51%	1/8/2030	3,083	1,231	1,262	0.13%
PIP	(6) (13)	First Lien Term Loan	S + 4.00%	8.96%	12/29/2027	9,075	9,059	9,054	0.91%
Ultima	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,754	1,728	1,754	0.18%
Total Consumer Goods: Non-durable							60,706	61,256	6.18%

Containers, Packaging & Glass
B2B/AMW Acquisition Company, Inc.	(6) (13)	First Lien Term Loan	S + 6.75%	12.31%	10/7/2026	14,584	14,562	13,809	1.39%
B2B/AMW Acquisition Company, Inc.	(6)	First Lien Term Loan	S + 6.75%	12.33%	10/7/2026	115	114	109	0.01%
Five Star Packaging	(6) (13) (14)	First Lien Term Loan	S + 4.25%	9.19%	5/5/2029	7,519	7,436	7,365	0.74%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	9.71%	12/1/2027	8,699	8,648	8,624	0.87%
Good2Grow	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.71%	12/1/2027	6,314	6,238	6,314	0.64%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.75%	9.96%	12/1/2027	14,302	14,173	14,277	1.44%
Oliver Inc	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,477	2,359	0.24%
Oliver Inc	(12)	Subordinated Debt	N/A	12.50%	1/6/2029	465	456	460	0.05%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	3,304	3,274	3,304	0.33%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	403	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	9.85%	12/19/2029	403	—	—	—%
Specialized Packaging Group (SPG)	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.80%	12/17/2025	2,960	2,950	2,924	0.30%
Specialized Packaging Group (SPG)	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.80%	12/17/2025	7,219	7,190	7,131	0.72%
Specialized Packaging Group (SPG)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.55%	12/17/2025	4,376	4,340	4,360	0.44%
Specialized Packaging Group (SPG)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.55%	12/17/2025	6,843	6,780	6,818	0.69%
Specialized Packaging Group (SPG)	(7) (10) (12)	First Lien Term Loan	S + 5.75%	10.70%	12/17/2025	3,299	3,273	3,263	0.33%
Total Containers, Packaging & Glass							81,911	81,117	8.19%

Energy: Electricity
Insulation Technology Group	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.35%	6/25/2030	22,410	22,192	22,196	2.24%
Insulation Technology Group (Delayed Draw)	(7) (10) (11) (12)	First Lien Term Loan	S + 5.50%	10.35%	6/25/2030	5,912	—	(57)	(0.01%)
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.82%	10/31/2029	23,435	23,276	23,237	2.34%
MGM Transformer Company (Delayed Draw)	(12)	First Lien Term Loan	S + 5.50%	10.10%	10/31/2029	6,372	6,358	6,318	0.64%
National Power	(6) (12)	First Lien Term Loan	S + 5.75%	10.60%	10/22/2029	5,632	5,557	5,609	0.57%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	10.60%	10/22/2029	3,051	(6)	(12)	—%
Total Energy: Electricity							57,377	57,291	5.78%

Environmental Industries
101 Inc	(6)	First Lien Term Loan	S + 5.25%	10.60%	8/31/2028	6,598	6,554	6,038	0.61%
Contract Land Staff	(6) (13)	First Lien Term Loan	S + 4.75%	9.35%	3/27/2030	7,526	7,453	7,454	0.75%
Contract Land Staff (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	9.86%	3/27/2030	3,025	3,018	2,996	0.30%
Contract Land Staff (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.28%	3/27/2030	4,999	(12)	(48)	—%
Impact Environmental Group	(6) (12)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	6,725	6,612	6,724	0.68%
Impact Environmental Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	3,142	3,128	3,142	0.32%
Impact Environmental Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.71%	3/23/2029	6,800	3,117	3,145	0.32%
Impact Environmental Group	(6)	First Lien Term Loan	S + 5.00%	9.70%	3/23/2029	1,723	1,694	1,723	0.17%
Leo Facilities	(6) (12)	First Lien Term Loan	S + 5.50%	10.76%	7/3/2029	8,486	8,374	8,375	0.85%
Leo Facilities (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.48%	7/3/2029	6,417	4,732	4,661	0.47%
Leo Facilities	(6)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	1,593	1,577	1,572	0.16%
Leo Facilities (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.76%	7/3/2029	13,446	—	(176)	(0.02%)
SI Solutions	(6)	First Lien Term Loan	S + 4.75%	9.60%	8/15/2030	11,902	11,785	11,788	1.19%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

SI Solutions (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	9.60%	8/15/2030	5,601	(14)	(54)	(0.01%)
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.10%	11/30/2027	4,835	4,809	4,793	0.48%
The Facilities Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.96%	11/30/2027	8,975	8,903	8,899	0.91%
The Facilities Group (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.64%	11/30/2027	4,914	4,914	4,873	0.49%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	10.59%	11/30/2027	5,027	166	124	0.01%
Total Environmental Industries							76,810	76,029	7.68%

Healthcare & Pharmaceuticals
Action Behavior Centers	(12) (13)	First Lien Term Loan	S + 5.25%	10.57%	7/2/2031	15,673	15,518	15,529	1.58%
Action Behavior Centers (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.57%	7/2/2031	2,850	(7)	(26)	—%
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	9.45%	12/17/2027	7,812	7,764	6,881	0.69%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,261	540	0.05%
Anne Arundel	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	1,972	1,963	746	0.08%
Anne Arundel	(12)	First Lien Term Loan	N/A	4.71% (PIK)	1/15/2026	516	516	516	0.05%
Anne Arundel (Delayed Draw)	(11) (12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	2,396	2,025	539	0.05%
Coding Solutions Acquisition Inc.	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	11,995	11,913	11,881	1.20%
Coding Solutions Acquisition Inc. (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	10.01%	8/7/2031	2,165	(5)	(21)	—%
Coding Solutions Acquisition Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	10.01%	8/7/2031	1,246	299	300	0.03%
EyeSouth	(6) (13)	First Lien Term Loan	S + 5.50%	10.45%	10/5/2029	7,417	7,358	7,275	0.73%
EyeSouth (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.46%	10/5/2029	2,431	1,546	1,500	0.15%
Forefront Dermatology	(6) (9) (14)	First Lien Term Loan	S + 4.25%	9.10%	3/30/2029	3,289	3,249	3,143	0.32%
Genesee Scientific LLC	(6) (9)	First Lien Term Loan	S + 5.75%	10.10%	9/30/2027	5,913	5,882	5,329	0.54%
Genesee Scientific LLC (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	10.10%	9/30/2027	1,548	1,548	1,395	0.14%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	9.95%	12/9/2027	6,352	6,315	6,205	0.63%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.95%	12/9/2027	1,987	1,987	1,941	0.20%
GHR Healthcare (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.20%	12/9/2027	1,946	—	(45)	—%
GHR Healthcare (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.20%	12/9/2027	648	—	(15)	—%
GHR Healthcare	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.95%	12/9/2027	4,945	4,878	4,830	0.49%
GHR Healthcare	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.95%	12/9/2027	8,068	7,993	7,881	0.80%
GHR Healthcare	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.20%	12/9/2027	3,751	3,716	3,664	0.37%
Health Management Associates	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.37%	3/30/2029	8,264	8,128	8,242	0.83%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.22%	3/30/2029	1,497	715	738	0.07%
Heartland Veterinary Partners (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	14.50%	12/10/2027	3,600	1,400	1,371	0.14%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Heartland Veterinary Partners (Delayed Draw)	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	9,841	9,841	9,760	0.99%
Heartland Veterinary Partners	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	1,968	1,946	1,952	0.20%
HemaSource	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,165	5,276	0.53%
Infucare	(6) (13)	First Lien Term Loan	S + 4.25%	8.95%	1/4/2028	6,942	6,900	6,942	0.70%
Midwest Eye Services, LLC	(6) (13)	First Lien Term Loan	S + 4.50%	9.45%	8/20/2027	8,952	8,906	8,946	0.90%
Mosaic Dental	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,779	1,745	1,725	0.17%
Mosaic Dental (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	728	468	452	0.05%
Prime Time Healthcare	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.36%	9/19/2028	7,833	7,657	7,803	0.79%
Prime Time Healthcare	(12) (13)	First Lien Term Loan	S + 6.00%	11.21%	9/19/2028	9,738	9,571	9,700	0.98%
Prompt Care (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	10.95%	9/1/2027	2,871	1,434	1,425	0.14%
Prompt Care	(6) (9)	First Lien Term Loan	S + 6.00%	11.02%	9/1/2027	8,141	8,087	8,117	0.82%
Prompt Care (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 6.00%	11.02%	9/1/2027	1,268	1,264	1,264	0.13%
QHR Holdco, Inc.	(6) (10) (13)	First Lien Term Loan	S + 5.25%	10.20%	5/28/2027	7,621	7,577	7,678	0.78%
QHR Holdco, Inc. (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	10.20%	5/28/2027	3,223	3,217	3,247	0.33%
QHR Holdco, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	10.20%	5/28/2027	3,223	3,185	3,247	0.33%
Smile Brands	(12)	Subordinated Debt	S + 9.62%	14.69% (PIK)	4/12/2028	11,139	11,087	9,428	0.95%
Solis Mammography	(6) (12) (13)	First Lien Term Loan	S + 4.50%	10.01%	4/17/2028	13,056	12,989	12,925	1.30%
Southern Veterinary Partners	(9) (13) (14)	First Lien Term Loan	S + 3.75%	8.00%	10/5/2027	4,760	4,755	4,775	0.48%
Team Services Group	(6) (14)	First Lien Term Loan	S + 5.00%	10.51%	12/20/2027	6,616	6,585	6,554	0.66%
Thorne HealthTech	(6) (13)	First Lien Term Loan	S + 5.50%	10.35%	10/16/2030	10,572	10,477	10,592	1.07%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.35%	12/19/2029	15,406	15,268	15,450	1.56%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.35%	12/19/2029	4,085	—	12	—%
US Fertility	(12)	Subordinated Debt	N/A	4.00% (Cash) 9.75% (PIK)	6/21/2028	13,475	13,211	13,411	1.35%
VMG Health	(6) (13)	First Lien Term Loan	S + 5.00%	9.60%	4/16/2030	15,932	15,779	15,777	1.59%
Wellspring	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	7,330	7,283	7,259	0.73%
Wellspring	(6)	First Lien Term Loan	S + 5.00%	10.36%	8/22/2028	3,353	3,305	3,320	0.34%
Wellspring (Delayed Draw)	(12)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	1,559	1,551	1,544	0.16%
Wellspring (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	3,756	2,553	2,530	0.26%
Wellspring	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.70%	8/22/2028	1,236	1,217	1,224	0.12%
Young Innovations	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.87%	12/3/2029	16,428	16,283	16,276	1.64%
Young Innovations (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	10.87%	12/3/2029	3,448	—	(32)	—%
Total Healthcare & Pharmaceuticals							297,268	288,918	29.19%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
AQ Holdco Inc. (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	4,210	4,203	3,962	0.40%
AQ Holdco Inc. (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	1,081	1,076	1,018	0.10%
AQ Holdco Inc. (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.15%	4/15/2027	244	243	230	0.02%
Diligent Corporation (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	3,830	(18)	—	—%
Diligent Corporation	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	3,830	3,811	3,830	0.39%
Diligent Corporation	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	22,340	22,230	22,342	2.25%
Eliassen Group, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.35%	4/14/2028	11,978	11,898	11,978	1.21%
Eliassen Group, LLC (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.75%	10.88%	4/14/2028	862	861	862	0.09%
Evergreen Services Group II	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	10.35%	10/4/2030	16,034	15,815	16,243	1.64%
Evergreen Services Group II (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	10.35%	10/4/2030	12,963	12,936	13,132	1.33%
Exterro, Inc.	(6) (13)	First Lien Term Loan	S + 5.50%	10.67%	6/1/2027	9,474	9,474	9,593	0.97%
FineLine	(12)	Subordinated Debt	S + 8.75%	13.62%	8/19/2028	2,453	2,430	2,453	0.25%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.60%	12/21/2027	11,484	11,453	11,355	1.15%
Go Engineer (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.00%	9.60%	12/21/2027	3,128	3,109	3,092	0.31%
Go Engineer	(9) (13)	First Lien Term Loan	S + 5.00%	9.60%	12/21/2027	5,351	5,300	5,291	0.53%
Infobase	(6)	First Lien Term Loan	S + 5.50%	11.01%	6/14/2028	4,298	4,268	4,298	0.43%
ITSavvy	(6)	First Lien Term Loan	S + 5.25%	10.20%	8/8/2028	7,735	7,682	7,735	0.78%
North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.50%	10.93%	1/23/2025	5,734	5,734	5,792	0.58%
North Haven CS Acquisition Inc	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.93%	1/22/2027	22,243	22,062	22,465	2.26%
Options IT	(9) (12)	First Lien Term Loan	S + 4.75%	9.35%	9/30/2031	685	678	678	0.07%
Options IT (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 4.75%	9.35%	9/30/2031	236	(1)	(2)	—%
Options IT	(9) (11) (12)	Revolving Loan	S + 4.75%	9.35%	3/31/2031	79	11	11	—%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.45%	10/21/2026	4,733	4,711	4,733	0.48%
Quickbase	(12) (13)	First Lien Term Loan	S + 4.00%	8.85%	10/2/2028	6,320	6,295	6,291	0.64%
SmartWave	(6) (12)	First Lien Term Loan	S + 6.00%	11.40%	11/5/2026	8,869	8,817	7,486	0.76%
Solve Industrial	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	1,878	1,855	1,772	0.18%
Solve Industrial	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	806	794	772	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Solve Industrial (Delayed Draw)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,151	2,151	2,029	0.20%
Velosio	(6) (9) (13)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	6,216	6,160	6,223	0.63%
Velosio (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	1,284	—	1	—%
Total High Tech Industries							176,038	175,665	17.73%

Media: Advertising, Printing & Publishing
Tinuiti Inc.	(6) (9) (12)	First Lien Term Loan	S + 5.25%	9.95%	12/10/2026	2,925	2,909	2,872	0.29%
Tinuiti Inc. (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.25%	9.95%	12/10/2026	1,912	1,911	1,877	0.19%
Tinuiti Inc. (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.25%	9.95%	12/10/2026	9,788	9,788	9,609	0.97%
Wpromote	(6) (13)	First Lien Term Loan	S + 5.75%	11.05%	10/23/2028	4,346	4,280	4,351	0.44%
Wpromote (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.05%	10/23/2028	588	(3)	1	—%
Total Media: Advertising, Printing & Publishing							18,885	18,710	1.89%

Media: Diversified & Production
BroadcastMed	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,615	3,565	3,466	0.35%
CVI Parent, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.20%	8/12/2027	2,525	2,502	2,188	0.22%
CVI Parent, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.20%	8/12/2027	2,872	2,856	2,489	0.25%
Spectrio	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.06%	12/9/2026	8,184	8,152	7,427	0.75%
Spectrio (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.06%	12/9/2026	2,907	2,891	2,638	0.27%
Spectrio (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	11.06%	12/9/2026	443	442	400	0.04%
Total Media: Diversified & Production							20,408	18,608	1.88%

Retail
Syndigo	(6)	First Lien Term Loan	S + 4.50%	9.46%	12/15/2027	5,790	5,801	5,776	0.58%
Total Retail							5,801	5,776	0.58%

Services: Business
ALKU	(12) (13)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	4,485	4,410	4,526	0.46%
ARMstrong	(6) (13)	First Lien Term Loan	S + 5.75%	10.45%	10/8/2029	11,361	11,209	11,316	1.13%
ARMstrong (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.13%	10/8/2029	3,846	281	290	0.03%
Bounteous	(12) (13)	First Lien Term Loan	S + 4.75%	9.91%	8/2/2027	5,306	5,277	5,306	0.54%
Bounteous	(12)	First Lien Term Loan	S + 4.75%	9.91%	8/2/2027	2,172	2,160	2,172	0.22%
Bounteous (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	9.91%	8/2/2027	2,746	2,733	2,746	0.28%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bounteous (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	9.91%	8/2/2027	3,550	3,550	3,550	0.36%
Bullhorn	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	9.85%	10/1/2029	13,671	13,600	13,632	1.37%
BusinesSolver	(6) (9)	First Lien Term Loan	S + 5.50%	10.20%	12/1/2027	7,682	7,636	7,682	0.78%
BusinesSolver (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.20%	12/1/2027	1,147	271	274	0.03%
Caldwell & Gregory	(12)	Subordinated Debt	S + 9.25%	13.85% (PIK)	3/29/2030	1,000	980	980	0.10%
Career Now	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,621	3,588	2,560	0.26%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	306	304	306	0.03%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	2,277	2,268	2,277	0.23%
Cornerstone Advisors of Arizona, LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	209	208	209	0.02%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	3,432	3,404	3,432	0.35%
CrossCountry Consulting	(6) (9)	First Lien Term Loan	S + 4.75%	9.85%	6/1/2029	8,112	7,991	8,151	0.82%
CrossCountry Consulting (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 4.75%	9.85%	6/1/2029	3,320	(22)	16	—%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 5.50%	10.51%	9/15/2028	7,434	7,327	7,322	0.74%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	10.67%	9/15/2028	2,366	2,350	2,330	0.24%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 6.00%	11.42%	9/15/2028	1,559	1,553	1,561	0.16%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 6.00%	10.75%	9/15/2028	3,439	3,382	3,443	0.35%
D&H United Fueling Solutions (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.90%	9/15/2028	5,153	1,617	1,563	0.16%
E78	(12)	First Lien Term Loan	S + 5.50%	10.45%	12/1/2027	5,557	5,524	5,531	0.56%
E78	(13)	First Lien Term Loan	S + 5.50%	10.45%	12/1/2027	1,427	1,418	1,420	0.14%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.51%	12/1/2027	15,233	—	(71)	(0.01%)
E78 (Delayed Draw)	(12) (13)	First Lien Term Loan	S + 5.50%	10.45%	12/1/2027	4,178	4,154	4,159	0.42%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.51%	12/1/2027	3,531	3,126	3,109	0.31%
Engage	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	9,594	9,467	9,502	0.96%
Engage (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	9,295	4,136	4,066	0.41%
Engage (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.85%	8/1/2029	1,074	(3)	(10)	—%
Esquire Deposition Services	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,738	1,698	1,696	0.17%
Evergreen Services Group	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	10.96%	6/15/2029	11,875	11,694	11,875	1.20%
Evergreen Services Group (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	10.96%	6/15/2029	2,841	2,820	2,841	0.29%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.46%	9/21/2026	9,120	9,085	9,120	0.92%
Gabriel Partners, LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.46%	9/21/2026	1,519	1,519	1,519	0.15%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.46%	9/21/2026	3,765	3,749	3,765	0.38%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Image First	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.85%	4/27/2028	7,771	7,756	7,771	0.78%
Integrated Power Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.50%	9.46%	11/22/2028	5,112	(13)	—	—%
Integrated Power Services	(12)	First Lien Term Loan	S + 4.50%	9.46%	11/22/2028	2,045	2,042	2,045	0.21%
Lion Merger Sub, Inc.	(9) (13)	First Lien Term Loan	S + 6.50%	11.20%	12/17/2025	7,265	7,242	7,124	0.72%
Lion Merger Sub, Inc.	(9) (12) (13)	First Lien Term Loan	S + 6.50%	11.20%	12/17/2025	7,241	7,198	7,101	0.72%
LSCS Holdings, Inc. (Dohmen)	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.46%	12/16/2028	9,936	9,897	9,891	1.00%
LYNX FRANCHISING, LLC	(6) (9)	First Lien Term Loan	S + 6.25%	11.46%	12/23/2026	9,725	9,656	9,713	0.98%
LYNX FRANCHISING, LLC	(9) (12) (13)	First Lien Term Loan	S + 6.25%	11.46%	12/23/2026	6,740	6,616	6,798	0.69%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	13.75%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	12.00%	11/30/2028	837	837	837	0.08%
Phaidon	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	10.45%	8/22/2029	13,448	13,348	13,194	1.33%
PLZ Aeroscience	(12)	Subordinated Debt	S + 7.50%	12.46%	7/7/2028	13,500	13,242	12,399	1.25%
Press Ganey	(9) (12) (13) (14)	First Lien Term Loan	S + 3.50%	8.35%	4/30/2031	5,855	5,798	5,849	0.59%
Propark Mobility	(6)	First Lien Term Loan	S + 5.00%	9.85%	1/31/2029	6,772	6,670	6,766	0.68%
Propark Mobility (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.80%	1/31/2029	3,114	2,647	2,690	0.27%
Propark Mobility (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	10.31%	1/31/2029	10,198	10,173	10,190	1.03%
Province	(12) (13)	First Lien Term Loan	S + 5.25%	10.10%	7/1/2030	5,194	5,143	5,146	0.52%
Riveron	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.10%	7/6/2029	10,683	10,425	10,576	1.07%
Riveron (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.04%	7/6/2029	1,603	1,586	1,586	0.16%
Safety Infrastructure Services	(12) (13)	First Lien Term Loan	S + 4.75%	9.35%	7/21/2028	7,103	7,034	7,035	0.71%
Scaled Agile	(6) (9)	First Lien Term Loan	S + 5.50%	10.20%	12/15/2028	7,875	7,820	7,048	0.71%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.89%	12/15/2028	387	387	347	0.04%
System One	(6) (12)	First Lien Term Loan	S + 3.75%	8.50%	3/2/2028	3,212	3,212	3,212	0.32%
Technical Safety Services	(6)	First Lien Term Loan	S + 5.50%	10.45%	6/22/2029	6,720	6,669	6,720	0.68%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.45%	6/22/2029	6,371	4,677	4,740	0.48%
Technical Safety Services	(6) (12)	First Lien Term Loan	S + 5.50%	10.45%	6/22/2029	1,876	1,851	1,876	0.19%
Trilon Group	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.95%	5/27/2029	27,826	27,663	27,561	2.77%
Trilon Group (Delayed Draw)	(12)	First Lien Term Loan	S + 5.50%	10.90%	5/29/2029	1,875	1,866	1,857	0.19%
Vistage	(6) (9)	First Lien Term Loan	S + 4.75%	9.35%	7/13/2029	4,952	4,929	4,959	0.50%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.01%	6/29/2027	4,547	4,517	4,547	0.46%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.75%	10.88%	6/29/2027	331	328	331	0.03%
Total Services: Business							335,835	334,230	33.74%

Services: Consumer
360 Training	(13)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2028	3,447	3,416	3,447	0.35%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

360 Training (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	9.85%	8/2/2028	3,093	—	—	—%
All My Sons	(6)	First Lien Term Loan	S + 4.75%	9.71%	10/25/2028	5,219	5,185	5,186	0.52%
Apex Services (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.86%	10/24/2030	154	16	16	—%
Apex Services (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.86%	10/24/2030	156	(1)	(2)	—%
Apex Services	(9) (11) (12)	Revolving Loan	S + 5.00%	9.86%	10/24/2029	55	(1)	(1)	—%
Apex Services	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.86%	10/24/2030	635	(6)	(6)	—%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	9.85%	4/27/2029	9,850	9,763	9,761	0.99%
Excel Fitness (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.10%	4/27/2029	2,371	(16)	—	—%
Fairway Lawns	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,871	2,813	2,804	0.28%
Fairway Lawns (Delayed Draw)	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,597	6,597	6,443	0.65%
Fairway Lawns (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,234	2,874	2,729	0.28%
Legacy Service Partners	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.00%	1/9/2029	10,085	9,927	10,037	1.02%
Legacy Service Partners (Delayed Draw)	(6)	First Lien Term Loan	S + 5.25%	10.14%	1/9/2029	4,700	4,683	4,678	0.47%
Liberty Group	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.12%	6/15/2028	3,899	3,872	3,899	0.39%
Liberty Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	10.93%	6/15/2028	742	293	293	0.03%
NearU	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	8,673	8,633	8,270	0.83%
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	1,220	—	(57)	(0.01%)
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	1,427	—	(66)	(0.01%)
NearU (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.54%	8/16/2028	145	—	(7)	—%
NJEye, LLC	(6)	First Lien Term Loan	S + 4.75%	10.25%	3/14/2025	5,298	5,291	5,298	0.53%
NJEye, LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.23%	3/14/2025	694	694	694	0.07%
NJEye, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	10.03%	3/14/2025	884	883	884	0.09%
NJEye, LLC	(6)	First Lien Term Loan	S + 4.75%	10.31%	3/14/2025	883	883	883	0.09%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 5.75%	10.69%	6/8/2026	2,483	2,482	2,483	0.25%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 5.75%	10.85%	6/8/2026	215	215	215	0.02%
North Haven Spartan US Holdco LLC (Delayed Draw)	(11) (13)	First Lien Term Loan	S + 5.75%	11.00%	6/8/2026	3,260	(8)	—	—%
One World Fitness PFF, LLC	(6)	First Lien Term Loan	S + 5.25%	9.95% (Cash) 1.00% (PIK)	11/26/2025	3,879	3,880	3,670	0.37%
Palmetto Exterminators	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	864	844	843	0.09%
Palmetto Exterminators (Delayed Draw)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	660	652	644	0.07%
Perennial Services Group	(6)	First Lien Term Loan	S + 5.50%	10.66%	9/7/2029	6,682	6,598	6,749	0.68%
Perennial Services Group (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.50%	10.66%	9/7/2029	5,980	5,971	6,040	0.61%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Repipe Specialists	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	2,552	2,516	2,005	0.20%
Repipe Specialists (Delayed Draw)	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	221	221	173	0.02%
Total Services: Consumer							89,170	88,005	8.88%

Sovereign & Public Finance
LMI	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.36%	7/18/2028	12,163	12,058	12,216	1.23%
Total Sovereign & Public Finance							12,058	12,216	1.23%

Telecommunications
BCM One	(6)	First Lien Term Loan	S + 4.50%	9.08%	11/17/2027	5,729	5,729	5,729	0.58%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.45%	11/17/2027	1,813	1,813	1,813	0.18%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.25%	11.09%	4/16/2027	1,814	1,790	1,832	0.18%
MBS Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.59%	4/16/2027	9,976	9,930	9,976	1.01%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.50%	11.34%	4/16/2027	1,305	1,285	1,318	0.13%
Mobile Communications America Inc	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.26%	10/16/2029	18,367	18,148	18,530	1.87%
Mobile Communications America Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.44%	10/16/2029	5,968	763	854	0.09%
Sapphire Telecom Inc	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.60%	6/27/2029	19,091	18,905	19,051	1.92%
Tyto Athene	(6) (12)	First Lien Term Loan	S + 4.75%	10.23%	4/3/2028	7,157	7,112	6,863	0.69%
Total Telecommunications							65,475	65,966	6.65%

Transportation: Cargo
Armstrong Transport Group	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,062	1,043	1,043	0.11%
Armstrong Transport Group	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,484	7,349	7,350	0.74%
Kamps Pallets	(6) (13)	First Lien Term Loan	S + 6.00%	11.41%	12/23/2026	9,800	9,686	9,503	0.95%
Kenco	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,939	21,773	22,140	2.24%
Kenco (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	3,839	(27)	35	—%
Kenco (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	4,111	(39)	38	—%
Quantix SCS, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.22%	8/3/2026	256	255	242	0.02%
Quantix SCS, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.22%	8/3/2026	888	886	840	0.08%
Quantix SCS, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.22%	8/3/2026	180	179	170	0.02%
Quantix SCS, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.22%	8/3/2026	4,333	4,324	4,102	0.41%
Quantix SCS, LLC	(9) (13)	First Lien Term Loan	S + 6.75%	12.22%	8/3/2026	1,348	1,341	1,277	0.13%
RoadOne	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,882	4,772	4,749	0.48%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Seko Global Logistics LLC	(12) (16)	Subordinated Debt	S + 9.62%	10.48% (Cash) 5.50% (PIK)	6/30/2027	5,905	5,844	973	0.10%
Seko Global Logistics LLC	(12) (16)	Subordinated Debt	S + 9.62%	10.48% (Cash) 5.50% (PIK)	6/30/2027	4,098	4,051	675	0.07%
Seko Global Logistics LLC	(6) (16)	First Lien Term Loan	S + 8.00%	13.43%	12/30/2026	1,122	1,117	788	0.08%
Seko Global Logistics LLC (Delayed Draw)	(12) (16)	Subordinated Debt	S + 8.00%	7.93% (Cash) 5.50% (PIK)	6/30/2027	923	923	152	0.02%
Seko Global Logistics LLC (Delayed Draw)	(6) (12) (16)	First Lien Term Loan	S + 8.00%	13.43%	12/30/2026	4,473	4,473	3,143	0.32%
Seko Global Logistics LLC	(6) (16)	First Lien Term Loan	S + 8.00%	13.43%	12/30/2026	1,513	1,505	1,063	0.11%
TI Acquisition NC, LLC	(6)	First Lien Term Loan	S + 4.75%	9.35%	3/19/2027	2,759	2,708	2,729	0.28%
Total Transportation: Cargo							72,163	61,012	6.16%

Transportation: Consumer
Alternative Logistics Technologies Buyer, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 5.25%	10.10%	2/14/2031	10,586	10,490	10,484	1.05%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.25%	10.10%	2/14/2031	3,040	—	(29)	—%
American Student Transportation Partners	(12)	Subordinated Debt	N/A	6.00% (Cash) 8.50% (PIK)	9/11/2029	2,216	2,168	2,161	0.22%
Total Transportation: Consumer							12,658	12,616	1.27%

Utilities: Electric
CRCI Holdings Inc	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.85%	8/27/2031	10,460	10,356	10,359	1.05%
CRCI Holdings Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.00%	9.85%	8/27/2031	2,615	(13)	(25)	—%
CRCI Holdings Inc	(9) (11) (12)	Revolving Loan	S + 5.00%	9.85%	8/27/2031	1,925	944	944	0.10%
DMC Power	(6)	First Lien Term Loan	S + 5.75%	11.05%	7/13/2029	4,962	4,899	4,992	0.50%
DMC Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.05%	7/13/2029	1,671	(3)	10	—%
Pinnacle Supply Partners, LLC	(6)	First Lien Term Loan	S + 6.25%	11.37%	4/3/2030	6,284	6,178	6,243	0.63%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.68%	4/3/2030	3,629	1,364	1,363	0.14%
Total Utilities: Electric							23,725	23,886	2.42%

Utilities: Water
USA Water	(6) (12)	First Lien Term Loan	S + 4.75%	9.60%	2/21/2031	7,857	7,786	7,849	0.79%
USA Water (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.01%	2/21/2031	3,037	334	331	0.04%
Total Utilities: Water							8,120	8,180	0.83%

Wholesale
Ergotech (INS)	(6) (13)	First Lien Term Loan	S + 6.50%	11.91%	1/19/2029	7,885	7,766	7,895	0.80%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ergotech (INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.91%	1/19/2029	1,979	(29)	3	—%
Industrial Service Group	(6)	First Lien Term Loan	S + 5.75%	11.00%	12/7/2028	6,476	6,376	6,405	0.65%
Industrial Service Group (Delayed Draw)	(6)	First Lien Term Loan	S + 5.75%	11.00%	12/7/2028	3,372	3,359	3,335	0.34%
Micronics	(12)	Subordinated Debt	S + 5.25%	10.12%	2/17/2027	2,450	2,412	2,409	0.24%
TPC Wire & Cable Corp	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,261	2,244	2,225	0.22%
TPC Wire & Cable Corp (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	925	924	911	0.09%
TPC Wire & Cable Corp (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,723	1,723	1,696	0.17%
Total Wholesale							24,775	24,879	2.51%

Total Debt Investments							2,045,483	2,013,062	203.23%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
Turbine Engine Specialists	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	1,530	1,728	0.17%
Total Aerospace & Defense					1,530	1,728	0.17%

Automotive
Covercraft	(8) (12)	LP Interests	8/20/2021	768	768	299	0.03%
High Bar Brands	(8) (10) (12)	Class A Units	12/19/2023	303,000	303	396	0.04%
S&S Truck Parts	(8) (12)	Partnership Units	3/1/2022	4	378	343	0.03%
S&S Truck Parts	(8) (12)	Common Units	8/1/2022	78,543	290	71	0.01%
S&S Truck Parts	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	1,000	977	0.10%
S&S Truck Parts	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					2,740	2,086	0.21%

Beverage, Food & Tobacco
Bardstown Bourbon Company	(8) (10) (12)	Common Units	7/13/2022	14,777	1,860	2,016	0.20%
Fresh Edge	(8) (12)	Class B Common Units	10/3/2022	698	5	71	0.01%
Fresh Edge	(8) (12)	Class A Preferred Units	10/3/2022	698	698	801	0.08%
Tech24	(8) (12)	Company Unit	10/5/2023	954	954	1,005	0.10%
Total Beverage, Food & Tobacco					3,517	3,893	0.39%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Crete	(8) (12)	Equity Co-Investment	5/7/2022	24	249	843	0.09%
EFC International	(8) (10) (12)	Class A Common Units	2/28/2023	148	60	146	0.01%
EFC International	(8) (10) (12)	Series A Preferred Units	2/28/2023	148	148	168	0.02%
E-Technologies / Superior	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	806	0.08%
Precision Surfacing Solutions	(8) (10) (12)	Common Units	10/3/2022	3,750,000	3,750	6,000	0.61%
Total Capital Equipment					5,207	7,963	0.81%

Construction & Building
Erie Construction	(8) (12)	Common Units	7/27/2021	166	166	528	0.05%
Gannett Fleming	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,622	0.17%
Gannett Fleming	(8) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,141	0.12%
Total Construction & Building					2,333	3,291	0.34%

Consumer Goods: Non-durable
FoodScience LLC	(8) (12)	Class B Units	3/1/2021	5,168	5	112	0.01%
FoodScience LLC	(8) (12)	Class A Units	3/1/2021	98	98	137	0.01%
Ultima	(8) (12)	Preferred Units	9/12/2022	15	170	226	0.02%
Total Consumer Goods: Non-durable					273	475	0.04%

Containers, Packaging & Glass
Oliver Inc	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	742	0.07%
Specialized Packaging Group (SPG)	(7) (8) (10) (12)	Class A Units	12/17/2020	147,708	148	168	0.02%
Total Containers, Packaging & Glass					1,279	910	0.09%

Healthcare & Pharmaceuticals
Anne Arundel	(8) (12)	AA Equity Co-Invest	9/14/2023	12,175	880	—	—%
Health Management Associates	(8) (12)	Class A Common Units	3/31/2023	399,904	400	485	0.05%
HemaSource	(8) (12)	LP Interests	8/31/2023	577,000	577	726	0.07%
Mosaic Dental	(8) (10) (12)	Class A2 Units	2/7/2023	245	245	212	0.02%
Total Healthcare & Pharmaceuticals					2,102	1,423	0.14%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
ITSavvy	(8) (12)	Class A Common Units	8/8/2022	522	522	1,791	0.18%
Solve Industrial	(8) (12)	LP Interests	6/30/2021	313	313	140	0.01%
Total High Tech Industries					835	1,931	0.19%

Media: Diversified & Production
BroadcastMed	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	741	0.07%
Total Media: Diversified & Production					853	741	0.07%

Services: Business
Apex Companies	(8) (10) (12)	Class A Membership Interests	1/31/2023	1,173	117	139	0.01%
Career Now	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
Career Now	(8) (12)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
E78	(8) (12)	Class A Common Units	12/1/2021	816	860	900	0.09%
Esquire Deposition Services	(8) (12)	Class A Limited Partnership Units	7/1/2024	2,424	320	242	0.02%
Output Services Group, Inc.	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	907	0.10%
Riveron	(8) (12)	Class A Units	7/17/2023	790	790	776	0.08%
Total Services: Business					3,566	2,964	0.30%

Services: Consumer
Legacy Service Partners	(8) (12)	Class B Units	1/9/2023	4,907	491	606	0.06%
NearU	(8) (9) (12)	Limited Partnership Interests	8/8/2022	2,432	243	186	0.02%
Palmetto Exterminators	(8) (12)	Class A Units	7/31/2023	997,000	1,117	1,202	0.13%
Perennial Services Group	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	1,125	0.11%
Repipe Specialists	(8) (10) (12)	Purchased Units	3/18/2022	253	253	12	—%
Total Services: Consumer					2,882	3,131	0.32%

Sovereign & Public Finance
LMI	(8) (12)	Limited Partnership Interests	7/18/2022	633,980	634	1,295	0.13%
Total Sovereign & Public Finance					634	1,295	0.13%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
RoadOne	(8) (12)	Partnership Units	12/29/2022	1,173,220	939	1,093	0.11%
Seko Global Logistics LLC	(8) (12)	Equity Co-Invest	12/30/2020	671,203	332	—	—%
Total Transportation: Cargo					1,271	1,093	0.11%

Transportation: Consumer
American Student Transportation Partners	(8) (12)	Limited Partnership Interest	9/11/2023	102,475	102	94	0.01%
Total Transportation: Consumer					102	94	0.01%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	251	0.03%
Total Utilities: Electric					280	251	0.03%

Utilities: Water
USA Water	(8) (10) (12)	Common Units	2/21/2024	4,781	478	556	0.06%
Total Utilities: Water					478	556	0.06%

Total Equity Investments					29,882	33,825	3.41%

Portfolio Company (1) (2)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.76%	62,452	62,452	62,452	6.30%
First American Government Obligations Fund - Class Z	4.75%	28	28	28	—%
Total Cash Equivalents			$62,480	$62,480	6.30%
Total Investments and Cash Equivalents			$2,137,845	$2,109,367	212.94%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. As of September 30, 2024, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.85%, 4.59%, 4.25%, and 3.78% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $990,609 as of September 30, 2024.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2024
(dollar amounts in thousands)

(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 "Organization"), which serve as collateral for the 2022 Debt Securitization, the 2023 Debt Securitization, and 2024 Debt Securitization (each as defined in the Notes). See Note 6 "Secured Borrowings".
(7)This portfolio company is not domiciled in the United States. The principal place of business for Specialized Packing Group and Commercial Bakeries is Canada. The principal place of business for Phaidon International is the United Kingdom. The principal place of business for Insulation Technology Group is Germany.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2024, the Company held forty-nine restricted securities with an aggregate fair value of $33,825, or 3.41% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, total non-qualifying assets at fair value represented 5.30% of the Company's total assets calculated in accordance with the 1940 Act.
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
(16)Loan was on non-accrual status as of September 30, 2024.

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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

1. ORGANIZATION
Nuveen Churchill Direct Lending Corp., a Maryland corporation (the “Company”, which refers to either Nuveen Churchill Direct Lending Corp. or Nuveen Churchill Direct Lending Corp. together with its consolidated subsidiaries, as the context may require), is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Effective June 1, 2020, the Company changed its name from “Nuveen Churchill BDC, Inc.” to “Nuveen Churchill Direct Lending Corp.”
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
The Company entered into the Advisory Agreement with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through the CAM Sub-Advisory Agreement with Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have entered into the NAM Sub-Advisory Agreement with Nuveen Asset Management, LLC (“Nuveen Asset Management” and, together with the Adviser and Churchill, the “Advisers”), pursuant to which Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the Administration Agreement, the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature and considered necessary for the fair statement of the consolidated financial statements for the periods presented have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value, unless otherwise disclosed herein.
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
Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of directors (the “Board”) has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of Churchill (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.
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
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statements of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received from repayments and sales and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized are included as net realized gain (loss) on investments in the consolidated statements of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statements of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2024, the Company earned $2,503 and $6,024, respectively, in PIK income provisions, representing 4.15% and 3.61% of total investment income, respectively. For the three and nine months ended September 30, 2023, the Company earned $951 and $1,823, respectively, in PIK income provisions, representing 2.28% and 1.62% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2024, the Company earned $16 and $357, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2023, the Company earned $16 and $56, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2024, the Company earned other income of $444 and $1,170, respectively, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2023, the Company earned other income of $409 and $879, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2024, the Company had three portfolio companies on non-accrual status with an aggregate fair value of $11,175 which represented approximately 0.55% of total investments at fair value. As of December 31, 2023, there were no portfolio companies on non-accrual.

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
Offering Costs
Offering costs associated with the Private Offerings were recognized as a deferred charge on the consolidated statement of assets and liabilities and amortized on a straight-line basis over 12 months. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the nine months ended September 30, 2024 and 2023, the Company incurred offering costs of $0 and $23, respectively.
Deferred offering costs include registration expenses related to any shelf registration statement filed by the Company. These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or debt issuance costs, respectively. If there are any deferred offering costs remaining at the expiration of the shelf registration statement, these deferred costs are charged to expense. The Adviser paid the offering costs associated with the IPO on behalf of the Company. The Company is not obligated to reimburse any such offering costs paid by the Adviser.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, CLO-III, SPV IV and SPV V are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2024, the Company did not incur any excise tax expense. For the three and nine months ended September 30, 2023, the Company did not incur any excise tax expense.

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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

3. INVESTMENTS
As of September 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,855,467	$1,843,607	90.07%	$1,450,120	$1,427,492	86.95%
Subordinated Debt[1]	190,016	169,455	8.28%	190,454	183,387	11.17%
Equity Investments	29,882	33,825	1.65%	25,595	30,807	1.88%
Total	$2,075,365	$2,046,887	100.00%	$1,666,169	$1,641,686	100.00%
_____________________
1As of September 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,947, mezzanine debt of $99,925 and $1,583 of structured debt at fair value and second lien term loans and/or second lien notes of $80,348, mezzanine debt of $105,364 and $4,304 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of September 30, 2024 and December 31, 2023 was as follows:

Industry	September 30, 2024	December 31, 2023
Aerospace & Defense	3.32%	3.13%
Automotive	3.42%	4.95%
Banking, Finance, Insurance & Real Estate	2.33%	3.95%
Beverage, Food & Tobacco	8.25%	7.76%
Capital Equipment	5.62%	4.21%
Chemicals, Plastics & Rubber	1.36%	2.29%
Construction & Building	4.90%	3.90%
Consumer Goods: Durable	0.98%	1.51%
Consumer Goods: Non-durable	3.02%	3.31%
Containers, Packaging & Glass	4.01%	3.97%
Energy: Electricity	2.80%	1.75%
Environmental Industries	3.71%	2.73%
Healthcare & Pharmaceuticals	14.18%	12.72%
High Tech Industries	8.68%	8.97%
Media: Advertising, Printing & Publishing	0.91%	1.12%
Media: Diversified & Production	0.95%	0.96%
Retail	0.28%	0.35%
Services: Business	16.47%	18.43%
Services: Consumer	4.45%	4.86%
Sovereign & Public Finance	0.66%	0.65%
Telecommunications	3.22%	3.17%
Transportation: Cargo	3.03%	3.20%
Transportation: Consumer	0.62%	0.13%
Utilities: Electric	1.18%	0.89%
Utilities: Water	0.43%	—%
Wholesale	1.22%	1.09%
Total	100.00%	100.00%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,996,273	$1,967,950	96.14%	198.66%
Canada	43,552	43,604	2.13%	4.40%
Germany	22,192	22,139	1.08%	2.23%
United Kingdom	13,348	13,194	0.65%	1.33%
	$2,075,365	$2,046,887	100.00%	206.62%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,613,815	$1,589,384	96.82%	212.52%
Canada	38,462	38,292	2.33%	5.12%
United Kingdom	13,892	14,010	0.85%	1.87%
	$1,666,169	$1,641,686	100.00%	219.51%
As of September 30, 2024 and December 31, 2023, on a fair value basis, 94.25% and 94.61%, respectively, of the Fund’s debt investments bore interest at a floating rate, and 5.75% and 5.39%, respectively, of the Fund’s debt investments bore interest at a fixed rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2024 and December 31, 2023, according to the fair value hierarchy:

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$52,036	$1,791,571	$1,843,607
Subordinated Debt [1]	—	—	169,455	169,455
Equity Investments	—	—	33,825	33,825
Cash Equivalents	62,480	—	—	62,480
Total	$62,480	$52,036	$1,994,851	$2,109,367
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $67,947, mezzanine debt of $99,925 and $1,583 of structured debt.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$34,481	$1,393,011	$1,427,492
Subordinated Debt [1]	—	8,691	174,696	183,387
Equity Investments	—	—	30,807	30,807
Cash Equivalents	64,477	—	—	64,477
Total	$64,477	$43,172	$1,598,514	$1,706,163
_____________________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended September 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2024	$1,724,399	$154,692	$32,176	$1,911,267
Purchase of investments	185,445	14,802	1,372	201,619
Proceeds from principal repayments and sales of investments	(120,908)	(4,103)	—	(125,011)
Payment-in-kind interest	172	2,331	—	2,503
Amortization of premium/accretion of discount, net	708	119	—	827
Net realized gain (loss) on investments	810	103	—	913
Net change in unrealized appreciation (depreciation) on investments	2,233	1,511	277	4,021
Transfers out of Level 3 (1)	(17,813)	—	—	(17,813)
Transfers to Level 3 (1)	16,525	—	—	16,525
Balance as of September 30, 2024	$1,791,571	$169,455	$33,825	$1,994,851

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2024	$2,661	$1,564	$277	$4,502

	As of and for the Nine Months Ended September 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514
Purchase of investments	626,552	24,953	4,360	655,865
Proceeds from principal repayments and sales of investments	(244,709)	(22,692)	(73)	(267,474)
Payment-in-kind interest	580	5,444	—	6,024
Amortization of premium/accretion of discount, net	118	420	—	538
Net realized gain (loss) on investments	(2,176)	375	—	(1,801)
Net change in unrealized appreciation (depreciation) on investments	10,594	(13,741)	(1,269)	(4,416)
Transfers out of Level 3 (1)	(11,899)	—	—	(11,899)
Transfers to Level 3 (1)	19,500	—	—	19,500
Balance as of September 30, 2024	$1,791,571	$169,455	$33,825	$1,994,851

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2024	$5,370	$(13,916)	$(1,269)	$(9,815)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	As of and for the Three Months Ended September 30, 2023
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2023	$1,152,917	$155,148	$24,894	$1,332,959
Purchase of investments	126,344	19,437	5,064	150,845
Proceeds from principal repayments and sales of investments	(17,172)	(252)	—	(17,424)
Payment-in-kind interest	—	951	—	951
Amortization of premium/accretion of discount, net	373	82	—	455
Net realized gain (loss) on investments	(13,153)	1	—	(13,152)
Net change in unrealized appreciation (depreciation) on investments	14,327	(549)	(1,943)	11,835
Transfers out of Level 3 (1)	(9,540)	(8,360)	—	(17,900)
Balance as of September 30, 2023	$1,254,096	$166,458	$28,015	$1,448,569

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$2,153	$(548)	$(1,943)	$(338)

	As of and for the Nine Months Ended September 30, 2023
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments	290,203	54,688	7,880	352,771
Proceeds from principal repayments and sales of investments	(41,652)	(12,300)	(8,667)	(62,619)
Payment-in-kind interest	—	1,823	—	1,823
Amortization of premium/accretion of discount, net	1,642	314	—	1,956
Net realized gain (loss) on investments	(12,762)	197	6,111	(6,454)
Net change in unrealized appreciation (depreciation) on investments	5,503	(3,060)	(4,622)	(2,179)
Transfers out of Level 3 (1)	(14,042)	(8,447)	—	(22,489)
Transfers to Level 3 (1)	8,348	—	—	8,348
Balance as of September 30, 2023	$1,254,096	$166,458	$28,015	$1,448,569

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2023	$(1,035)	$(3,036)	$1,426	$(2,645)
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at September 30, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,584,187	Yield Method	Market Yield Discount Rates	6.09%	22.50%	9.48%
First-Lien Debt	19,979	Market Approach	EBITDA Multiple	6.50x	12.00x	9.15x
Subordinated Debt	152,687	Yield Method	Market Yield Discount Rates	11.46%	25.41%	15.00%
Subordinated Debt	1,800	Market Approach	EBITDA Multiple	8.63x	8.63x	8.63x
Subordinated Debt	1,825	Black-Scholes	EBITDA Multiple	11.25x	11.25x	11.25x
Equity	168	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	33,160	Market Approach	EBITDA Multiple	5.75x	20.50x	11.85x
Equity	6	Market Approach	Revenue Multiple	0.85x	0.85x	0.85x
Total	$1,793,812
First-Lien Debt in the amount of $187,405, Subordinated Debt in the amount of $13,143 and equity investments in the amount of $491 at September 30, 2024 have been excluded from the table above, because the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,192,190	Yield Method	Market Yield Discount Rates	6.13%	18.73%	10.63%
First-Lien Debt	19,519	Market Approach	EBITDA Multiple	6.50x	9.25x	7.21x
Subordinated Debt	162,646	Yield Method	Market Yield Discount Rates	9.70%	24.91%	14.44%
Equity	158	Yield Method	Market Yield Discount Rates	8.36%	8.36%	8.36%
Equity	29,390	Market Approach	EBITDA Multiple	6.50x	19.50x	10.96x
Equity	2	Market Approach	Blended EBITDA Multiple	13.25x	13.25x	13.25x
			Blended Revenue Multiple	1.40x	1.40x	1.40x
Total	$1,403,905
First-Lien Debt in the amount of $181,302, Subordinated Debt in the amount of $12,050 and equity investments in the amount of $1,257 at December 31, 2023 have been excluded from the table above, because the investments are valued using a recent transaction.
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. Debt investments may also be valued using a market approach, The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued and, relevant risk factors, as well as size, profitability and growth expectations. A recent transaction, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
Equity investments are generally valued using a market approach, which utilizes market value (EBITDA or revenue) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.

The significant unobservable input used under the yield method is a discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach.
Weighted average inputs are calculated based on the relative fair value of the investments.
Financial Instruments disclosed but not carried at fair value
The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy approximates their carrying values. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements. The fair value of the 2022 Debt, the 2023 Debt and the 2024 Debt (as defined in Note 6) were based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements. The carrying value and fair value of the Company’s debt obligations were as follows:

	September 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$95,000	$95,000	$231,000	$231,000
SMBC Financing Facility	122,500	122,500	37,377	37,377
Revolving Credit Facility	112,750	112,750	126,500	126,500
2022 Debt	342,000	345,256	342,000	338,345
2023 Debt	214,714	217,238	215,000	213,976
2024 Debt	215,000	216,317	—	—
Total	$1,101,964	$1,109,061	$951,877	$947,198
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

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the relevant calendar quarters, minus operating expenses for the relevant calendar quarters (including the management fee, any expenses payable under the Administration Agreement (as defined below), interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. The Adviser is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued interest that the Company never received. Pre-incentive fee net investment income will not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized.

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

For the three and nine months ended September 30, 2024, base management fees were $3,873 and $10,727, respectively. For the three and nine months ended September 30, 2023, base management fees were $2,722 and $7,503, respectively. As of September 30, 2024 and December 31, 2023, $3,873 and $3,006, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2024, income based incentive fees of $5,496 and $13,030, respectively, were waived in accordance with the terms of the Advisory Agreement. As of September 30, 2024, no amounts were payable to the Adviser related to income based incentive fees. As of December 31, 2023, the Adviser was not entitled to any incentive fees under the Advisory Agreement.
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
For the three and nine months ended September 30, 2024, the Company incurred $535 and $1,561, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company incurred $370 and $1,029, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, fees of $1,176 and $505, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Company incurred $128 and $383, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company incurred $96 and $287, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, $128 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse Churchill and Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2024 and December 31, 2023, the Company owed Churchill and the Administrator $436 and $353, respectively, for reimbursements including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2024 and December 31, 2023, asset coverage was 189.89% and 178.57%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company, CLO-I, CLO-II, CLO-III, SPV IV and SPV V were in compliance with all covenants and other requirements of their respective agreements.
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
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Subscription Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$—	$252
Unused fees	—	14
Amortization of deferred financing costs	—	25
Total interest and debt financing expenses	$—	$291

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Subscription Facility were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$—	$611
Unused fees	—	64
Amortization of deferred financing costs	—	108
Total interest and debt financing expenses	$—	$783
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended from time to time, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. The Wells Fargo Financing Facility Agreement was amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024. The most recent amendment on August 27, 2024, among other things, increased the maximum facility amount available from $150,000 to $225,000.
The Wells Fargo Financing Facility reinvestment period expires on March 31, 2025 and has a maturity date of March 31, 2027. The Wells Fargo Financing Facility Agreement also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%. Under the Wells Fargo Financing Facility Agreement, the Company paid a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ended June 14, 2024. For the six months following June 14, 2024, the Company paid a fee on daily undrawn amounts under the Wells Fargo Facility of 0.50% per annum, and, thereafter, pays 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
As of September 30, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20%, per annum.
On March 14, 2024, SPV V entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company and SPV V have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$1,783	$3,207
Unused fees	109	135
Amortization of deferred financing costs	73	122
Total interest and debt financing expenses	$1,965	$3,464

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$5,596	$7,926
Unused fees	285	494
Amortization of deferred financing costs	941	361
Total interest and debt financing expenses	$6,822	$8,781
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
The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300,000 to $150,000 upon the occurrence of a permitted securitization, subject to a subsequent increase to $250,000, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six-month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 plus an annualized fee of 0.30% multiplied by $150,000 based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of September 30, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% per annum.
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
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the SMBC Financing Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$3,582	$5,322
Unused fees	18	24
Amortization of deferred financing costs	112	129
Total interest and debt financing expenses	$3,712	$5,475

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the SMBC Financing Facility were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$5,680	$14,636
Unused fees	187	105
Amortization of deferred financing costs	333	383
Total interest and debt financing expenses	$6,200	$15,124
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
The Revolving Credit Facility was amended on April 9, 2024. The amendment, among other things, increased the maximum principal amount available under the Revolving Credit Facility from $185,000 to $250,000 pursuant to the accordion feature, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $300,000 through the exercise by the Company of an optional accordion feature through which existing and new lenders may agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of September 30, 2024 and December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$2,377	$279
Unused fees	105	169
Amortization of deferred financing costs	130	113
Total interest and debt financing expenses	$2,612	$561

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Revolving Credit Facility were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$4,091	$279
Unused fees	437	186
Amortization of deferred financing costs	360	123
Total interest and debt financing expenses	$4,888	$588
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
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$6,204	$6,106
Unused fees	—	—
Amortization of deferred financing costs	152	151
Total interest and debt financing expenses	$6,356	$6,257

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-I were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$18,390	$17,364
Unused fees	—	—
Amortization of deferred financing costs	452	449
Total interest and debt financing expenses	$18,842	$17,813
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
For the three months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$4,280	$—
Unused fees	—	—
Amortization of deferred financing costs	111	—
Total interest and debt financing expenses	$4,391	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-II were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$12,752	$—
Unused fees	—	—
Amortization of deferred financing costs	332	—
Total interest and debt financing expenses	$13,084	$—
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

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$4,061	$—
Unused fees	—	—
Amortization of deferred financing costs	101	—
Total interest and debt financing expenses	$4,162	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the CLO-III were as follows:

	Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$8,804	$—
Unused fees	—	—
Amortization of deferred financing costs	220	—
Total interest and debt financing expenses	$9,024	$—
Summary of Secured Borrowings
The Company's debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Wells Fargo Financing Facility	SMBC Financing Facility	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$225,000	$150,000	$342,000	$214,714	$215,000	$250,000	$1,396,714
Amount Outstanding (1)	95,000	122,500	342,000	214,714	215,000	112,750	1,101,964
Unused Portion (2)	130,000	27,500	—	—	—	137,250	294,750
Amount Available (3)	130,000	24,240	—	—	—	137,250	291,490
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2024	2023
Interest expense	$22,287	$15,166
Unused fees	232	342
Amortization of deferred financing costs	679	540
Total interest and debt financing expenses	$23,198	$16,048
Average interest rate (1)	7.74%	7.51%
Average daily borrowings	$1,156,703	$819,047

	Nine Months Ended September 30,
	2024	2023
Interest expense	$55,313	$40,816
Unused fees	909	849
Amortization of deferred financing costs	2,638	1,424
Total interest and debt financing expenses	$58,860	$43,089
Average interest rate (1)	7.70%	7.17%
Average daily borrowings	$974,676	$777,454
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2024 and December 31, 2023:

	Payments Due by Period
As of September 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$95,000	$—	$95,000	$—	$—
SMBC Financing Facility	122,500	—	122,500	—	—
Revolving Credit Facility	112,750	—	—	112,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,714	—	—	—	214,714
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$1,101,964	$—	$217,500	$112,750	$771,714

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2024 and December 31, 2023 for any such exposure.
As of September 30, 2024 and December 31, 2023, the Company had the following unfunded investment commitments:

Portfolio Company	September 30, 2024	December 31, 2023
360 Training - Delayed Draw Loan	$3,093	$—
Action Behavior Centers - Delayed Draw Loan	2,850	—
Allstar Holdings - Delayed Draw Loan	990	7,373
Alternative Logistics Technologies Buyer, LLC - Delayed Draw Loan	3,040	—
AmerCareRoyal - Delayed Draw Loan	280	—
Anne Arundel - Delayed Draw Loan	366	366
Apex Companies - Delayed Draw Loan	—	1,115
Apex Services - Delayed Draw Loan	293	—
Apex Services - First Lien Term Loan	635	—
Apex Services - Revolving Loan	55	—
ARMstrong - Delayed Draw Loan	3,541	3,847
Ascend - Delayed Draw Loan	12,642	—
ASTP Holdings Co-Investment - Units	106	34
Bounteous - Delayed Draw Loan	—	4,467
BTX Precision - Delayed Draw Loan	898	—
BusinesSolver - Delayed Draw Loan	873	970
Chroma Color - Delayed Draw Loan	1,379	1,379
ClaimLogiq - Delayed Draw Loan	—	3,225
Classic Collision - Delayed Draw Loan	—	21,867
CMP Ren Partners I-A LP	15	15
Coding Solutions Acquisition Inc. - Delayed Draw Loan	2,165	—
Coding Solutions Acquisition Inc. - Revolving Loan	935	—
Contract Land Staff - Delayed Draw Loan	4,999	—
Covercraft - Delayed Draw Loan	—	4,386
CRCI Holdings Inc - Revolving Loan	963	—
CRCI Holdings Inc - Delayed Draw Loan	2,615	—
Crete - Delayed Draw Loan	—	1,443
CrossCountry Consulting - Delayed Draw Loan	3,320	3,320
D&H United Fueling Solutions - Delayed Draw Loan	3,512	1,567
Diligent Corporation - Delayed Draw Loan	3,830	—
DMC Power - Delayed Draw Loan	1,671	1,671
E78 - Delayed Draw Loan	15,639	2,570
Elevation Labs - Delayed Draw Loan	2,188	3,125
Eliassen Group, LLC - Delayed Draw Loan	—	1,903
Engage - Delayed Draw Loan	6,214	8,113
Ergotech (INS) - Delayed Draw Loan	1,979	1,979
Evergreen Services Group II - Delayed Draw Loan	—	4,488
Excel Fitness - Delayed Draw Loan	2,371	—
EyeSouth - Delayed Draw Loan	885	885
Fairway Lawns - Delayed Draw Loan	3,360	419

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	September 30, 2024	December 31, 2023
Firstcall Mechanical Group - Delayed Draw Loan	$20,000	$—
Gannett Fleming - Revolving Loan	2,131	—
GHR Healthcare - Delayed Draw Loan	2,594	—
Health Management Associates - Delayed Draw Loan	754	1,026
Heartland Paving Partners - Delayed Draw Loan	11,429	—
Heartland Veterinary Partners - Delayed Draw Loan	2,200	—
High Bar Brands - Delayed Draw Loan	596	596
Impact Environmental Group - Delayed Draw Loan	3,655	7,203
Infobase - Delayed Draw Loan	—	721
Insulation Technology Group - Delayed Draw Loan	5,912	—
Integrated Power Services - Delayed Draw Loan	5,112	—
ITSavvy - Delayed Draw Loan	—	158
Kenco - Delayed Draw Loan	7,950	1,416
Legacy Service Partners - Delayed Draw Loan	—	764
Leo Facilities - Delayed Draw Loan	15,118	6,429
Liberty Group - Delayed Draw Loan	449	449
Market Performance Group - Delayed Draw Loan	1,851	—
MEI Buyer LLC - Delayed Draw Loan	1,814	1,814
MGM Transformer Company - Delayed Draw Loan	—	6,388
Mobile Communications America Inc - Delayed Draw Loan	5,167	5,970
Mosaic Dental - Delayed Draw Loan	254	553
National Power - Delayed Draw Loan	3,051	3,051
NearU - Delayed Draw Loan	2,792	3,291
NJEye, LLC - Delayed Draw Loan	—	489
North Haven Spartan US Holdco LLC - Delayed Draw Loan	3,260	—
Online Labels Group - Delayed Draw Loan	807	807
Options IT - Delayed Draw Loan	236	—
Options IT - Revolving Loan	67	—
Ovation Holdings - Delayed Draw Loan	343	343
Palmetto Exterminators - Delayed Draw Loan	—	652
Pinnacle Supply Partners, LLC - Delayed Draw Loan	2,242	3,636
Precision Aviation Group - Delayed Draw Loan	—	4,961
Prompt Care - Delayed Draw Loan	1,437	—
Propark Mobility - Delayed Draw Loan	422	1,797
PT Intermediate Holdings III, LLC - Delayed Draw Loan	1,106	—
Randy's Worldwide Automotive - Delayed Draw Loan	2,636	3,750
Repipe Specialists - Delayed Draw Loan	—	691
Rhino Tool House - Delayed Draw Loan	36	921
Riveron - Delayed Draw Loan	—	1,607
RMA Companies - Delayed Draw Loan	1,943	3,510
RoadOne - Delayed Draw Loan	—	1,397
RoadOne- Common	235	235
S&S Truck Parts - Delayed Draw Loan	—	246
Sciens Building Solutions, LLC - Delayed Draw Loan	—	1,623
SI Solutions - Delayed Draw Loan	5,601	—
Sunny Sky Products - Delayed Draw Loan	1,773	1,773
Tech24 - Delayed Draw Loan	2,618	3,655
Technical Safety Services - Delayed Draw Loan	1,631	2,429

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	September 30, 2024	December 31, 2023
The Facilities Group - Delayed Draw Loan	$4,861	$5,028
TIDI Products - Delayed Draw Loan	4,085	4,085
Trilon Group - Delayed Draw Loan	—	4,407
USA Water - Delayed Draw Loan	2,703	—
Velosio - Delayed Draw Loan	1,284	—
Vensure - Delayed Draw Loan	730	—
Vessco - Delayed Draw Loan	3,898	—
Vessco - Revolving Loan	1,726	—
Watermill Express - Delayed Draw Loan	1,796	—
Wellspring - Delayed Draw Loan	1,190	3,756
Wpromote - Delayed Draw Loan	588	588
WSB / EST - Delayed Draw Loan	1,307	4,357
Young Innovations - Delayed Draw Loan	3,448	3,448
Total unfunded commitments	$234,540	$180,547
The Company seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing liquidity. As of September 30, 2024, the Company had adequate financial resources to satisfy the unfunded portfolio company commitments.

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
The following table summarizes total shares issued and proceeds received in connection with the IPO and the Company's capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2024:

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Distributions
The following table summarizes the Company's distributions declared from inception through September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment from inception through September 30, 2024:

Date Declared	Record Date	Payment Date	Shares Issued[1]
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
________________
(1)    All shares issued to shareholders are newly issued shares.

Share Repurchase Plan

On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through September 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,150	$17.69	1,931	88,196
Total	631,803		$11,079

9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$36,643	$20,149	$86,872	$47,172
Weighted average common shares outstanding - basic and diluted	54,688,860	34,812,720	54,080,979	31,409,296
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.67	$0.58	$1.61	$1.50

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

10. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$18.13	$18.32
Net investment income (1)(2)	1.71	1.85
Net realized gain (loss) (1)	(0.03)	(0.21)
Total net change in unrealized gain (loss) (1) (2)	(0.07)	(0.14)
Net increase (decrease) in net assets resulting from operations (1)	1.61	1.50
Shareholder distributions from net investment income (3)	(1.55)	(1.86)
Other (4)	(0.04)	—
Net asset value, end of period	$18.15	$17.96

Net assets, end of period	$990,609	$638,959
Shares outstanding, end of period	54,571,650	35,585,951
Per share market value, end of period	$17.42	N/A
Total return based on NAV (5)	8.92%	8.45%
Total return based on market value (6)	5.15%	N/A

Ratio/Supplemental data:
Ratio of net expenses to average net assets before expense support and waived fees (2) (7) (8)	12.60%	13.10%
Ratio of net expenses to average net assets after expense support and waived fees(2) (7) (8)	10.73%	13.07%
Ratio of net investment income to average net assets (2) (7)	13.24%	13.87%
Portfolio turnover rate (9)	16.62%	4.98%
Asset Coverage Ratio	189.89%	173.74%
________________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Ratios and per share information have been updated to reflect reclassifications on the consolidated statements of operations for the nine months ended September 30, 2023.
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
(7)Ratios are annualized except for expense included in the Expense Support Agreement (defined in Note 5). The ratio of total expenses to average net assets before expense support and waived fees was 12.60% and 13.10% for the nine months ended September 30, 2024 and 2023, respectively, on an annualized basis, excluding the effect of expense support which represented 0.00% and (0.03)% of average net assets, respectively. The Expense Support Agreement terminated upon consummation of the IPO on January 29, 2024. Average net assets is calculated utilizing quarterly net assets.
(8)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2024 and 2023 was 8.45% and 10.29%, respectively. Average net assets is calculated utilizing quarterly net assets.
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

11. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2024, except as discussed below.
On October 4, 2024, the Company entered into a second amendment (the “Second Amendment”) to the Revolving Credit Facility, among the Company, as borrower, the lenders and issuing banks from time to time party thereto, SMBC, as administrative agent and sole bookrunner, and SMBC and Wells Fargo as joint lead arrangers. The Second Amendment, among other things, (x) added a term loan tranche, (y) increased the total committed facility amount from $250,000 to $325,000 and (z) reduced (i) the applicable margin from 2.125% to 2.00% and (ii) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor.
On October 29, 2024, the Board, including all of the Independent Directors, approved the renewal of each Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such directors as required by the 1940 Act for an additional one-year term expiring on December 1, 2025.
On November 4, 2024, the Board declared a fourth quarter regular dividend of $0.45 per share payable on or around January 28, 2025 to shareholders of record as of December 31, 2024.
On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement, dated as of November 24, 2020, and the SMBC Financing Facility thereunder. In connection with the termination of the SMBC Financing Facility, the Company also terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for three months ended September 30, 2024 and 2023 is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Net funded investment activity
New gross commitments at par [1]	$225,612	$216,710
Net investments funded	203,159	150,866
Investments sold or repaid	(155,616)	(20,490)
Net funded investment activity	$47,543	$130,376

Gross commitments at par [1]
First-Lien Debt	$221,097	$193,794
Subordinated Debt	3,145	17,852
Equity Investments	1,370	5,064
Total gross commitments	$225,612	$216,710

Portfolio company activity
Portfolio companies, beginning of period	198	161
Number of new portfolio companies	18	14
Number of exited portfolio companies	(14)	(1)
Portfolio companies, end of period	202	174
Count of investments	457	363
Count of industries	26	24

New Investment Activity
Weighted average annual interest rate on new debt investments at par	9.63%	12.07%
Weighted average annual interest rate on new floating rate debt investments at par	9.59%	11.50%
Weighted average spread on new debt investments at par	5.00%	6.10%
Weighted average annual coupon on new debt investments at par	13.67%	13.80%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of September 30, 2024, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $76.8 million.1
•Weighted average of 2.1x interest coverage ratio for our first-lien loans2
•Weighted average of 4.85x net leverage.3
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

2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 73.99% of our total investments, and 82.15% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of September 30, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,855,467	$1,843,607	90.07%	$1,450,120	$1,427,492	86.95%
Subordinated Debt [1]	$190,016	$169,455	8.28%	190,454	183,387	11.17%
Equity Investments	$29,882	$33,825	1.65%	25,595	30,807	1.88%
Total	$2,075,365	$2,046,887	100.00%	$1,666,169	$1,641,686	100.00%
Largest portfolio company investment	$31,272	$30,940	1.51%	$25,309	$25,108	1.53%
Average portfolio company investment	$10,274	$10,133	0.50%	$9,308	$9,171	0.56%
_____________________
1As of September 30, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,947, mezzanine debt of $99,925 and $1,583 of structured debt at fair value and second lien term loans and/or second lien notes of $80,348, mezzanine debt of $105,364 and $4,304 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203 mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2024 and December 31, 2023 was as follows:

Industry	September 30, 2024	December 31, 2023
Aerospace & Defense	3.32%	3.13%
Automotive	3.42%	4.95%
Banking, Finance, Insurance & Real Estate	2.33%	3.95%
Beverage, Food & Tobacco	8.25%	7.76%
Capital Equipment	5.62%	4.21%
Chemicals, Plastics & Rubber	1.36%	2.29%
Construction & Building	4.90%	3.90%
Consumer Goods: Durable	0.98%	1.51%
Consumer Goods: Non-durable	3.02%	3.31%
Containers, Packaging & Glass	4.01%	3.97%
Energy: Electricity	2.80%	1.75%
Environmental Industries	3.71%	2.73%
Healthcare & Pharmaceuticals	14.18%	12.72%
High Tech Industries	8.68%	8.97%
Media: Advertising, Printing & Publishing	0.91%	1.12%
Media: Diversified & Production	0.95%	0.96%
Retail	0.28%	0.35%
Services: Business	16.47%	18.43%
Services: Consumer	4.45%	4.86%
Sovereign & Public Finance	0.66%	0.65%
Telecommunications	3.22%	3.17%
Transportation: Cargo	3.03%	3.20%
Transportation: Consumer	0.62%	0.13%
Utilities: Electric	1.18%	0.89%
Utilities: Water	0.43%	—%
Wholesale	1.22%	1.09%
Total	100.00%	100.00%

The weighted average yields of our investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost [1]	10.86%	11.72%
Weighted average yield on debt and income producing investments, at fair value [2]	10.94%	11.94%
Percentage of debt investments bearing a floating rate	94.25%	94.61%
Percentage of debt investments bearing a fixed rate	5.75%	5.39%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of September 30, 2024 was 10.70%. There were no investments on non-accrual as of December 31, 2023.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of September 30, 2024 was 10.87%. There were no investments on non-accrual as of December 31, 2023.

As of September 30, 2024, 93.83% and 93.93% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2023, 94.43% and 94.55% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.72% to 10.86% from December 31, 2023 to September 30, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments made year to date in 2024. We also saw an increase in repricing transactions for existing portfolio investments in the first three quarters of 2024.

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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2024			December 31, 2023
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	126,013	6.16%	9	80,342	4.89%	7
4	1,690,401	82.58%	157	1,353,243	82.44%	140
5	115,092	5.62%	19	138,916	8.46%	21
6	56,683	2.77%	8	35,686	2.17%	6
7	47,007	2.30%	6	27,653	1.68%	4
8	2,341	0.11%	1	5,846	0.36%	1
9	—	—%	—	—	—%	—
10	9,350	0.46%	2	—	—%	—
Total	$2,046,887	100.00%	202	$1,641,686	100.00%	179
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio. at fair value, was 4.15 and 4.14, respectively. As of September 30, 2024, there were three portfolio companies on non-accrual. As of September 30, 2024, the amortized cost of the portfolio companies on non-accrual status were $29.1 million, which represents approximately 1.40% of total investments at amortized cost. As of December 31, 2023, there were no loans on non-accrual.
Results of Operations
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Investment Income
Interest income	$57,317	$40,370
Payment-in-kind interest income	2,503	951
Dividend income	16	16
Other income	444	409
Total investment income	60,280	41,746
Expenses
Interest and debt financing expenses	23,198	16,048
Management fees	3,873	2,722
Incentive fees on net investment income	5,496	—
Professional fees	912	730
Directors' fees	128	96
Administration fees	535	370
Other general and administrative expenses	145	125
Total expenses before expense support and Incentive fees waived	34,287	20,091
Expense support	—	—

Incentive fees waived	(5,496)	—
Net Expenses after expense support	28,791	20,091
Net investment income	$31,489	$21,655
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$1,086	$(13,107)
Net change in unrealized gains (losses)	4,050	11,574
Income tax (provision) benefit	18	27
Total net change in unrealized gains (losses)	4,068	11,601
Total net realized and change in unrealized gains (losses)	5,154	(1,506)
Net increase (decrease) in net assets resulting from operations	$36,643	$20,149

	Nine Months Ended September 30,
	2024	2023
Investment Income
Interest income	$159,413	$110,049
Payment-in-kind interest income	6,024	1,823
Dividend income	357	56
Other income	1,170	879
Total investment income	166,964	112,807
Expenses
Interest and debt financing expenses	58,860	43,089
Management fees	10,727	7,503
Incentive fees on net investment income	13,030	—
Professional fees	2,315	2,284
Directors' fees	383	287
Administration fees	1,561	1,029
Other general and administrative expenses	888	653
Total expenses before expense support and Incentive fees waived	87,764	54,845
Expense support	—	(158)
Incentive fees waived	(13,030)	—
Net Expenses after expense support	74,734	54,687
Net investment income	$92,230	$58,120
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(1,522)	$(6,408)
Net change in unrealized gains (losses)	(3,995)	(3,805)
Income tax (provision) benefit	159	(735)
Total net change in unrealized gains (losses)	(3,836)	(4,540)
Total net realized and change in unrealized gains (losses)	(5,358)	(10,948)
Net increase (decrease) in net assets resulting from operations	$86,872	$47,172
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income, attributable to interest and fees on our debt investments, increased to $60.3 million and $167.0 million for the three and nine months ended September 30, 2024, respectively, from $41.7 million and $112.8 million for the three and nine months ended September 30, 2023 respectively, primarily due to increased investment activity driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of September 30, 2024, the size of our portfolio increased to $2.1 billion from $1.5 billion as of September 30, 2023, at cost. As of September 30, 2024, the weighted average yield of our debt and income producing investments decreased to 10.86% from 11.60% as of September 30, 2023 on cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. Shifting base interest rates, such as SOFR and any applicable alternate rates, may affect our investment income in the future.
Expenses
Total expenses before expense support and waived incentive fees increased to $34.3 million and $87.8 million for the three and nine months ended September 30, 2024, respectively, from $20.1 million and $54.8 million for the three and nine months ended September 30, 2023, respectively.
Interest and debt financing expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to higher average daily borrowings, higher average interest rates, the use of the Revolving Credit Facility (as defined below) in the third quarter of 2023 and the completion of the 2023 Debt Securitization and the 2024 Debt Securitization (each as defined below) on December 7, 2023 and March 14, 2024, respectively. The average daily borrowings for the three and nine months ended September 30, 2024 were $1,156.7 million and $974.7 million, respectively, compared to $819.0 million and $777.5 million for the three and nine months ended September 30, 2023, respectively. The average annual interest rate for the three and nine months ended September 30, 2024 was 7.74% and 7.70%, respectively, compared to 7.51% and 7.17%, respectively, for the three and nine months ended September 30, 2023.
The increases in management fees increased for the three and nine months ended September 30, 2024 from the comparable periods in 2023 were driven by increases in our total assets. Incentive fees based on income for the three and nine months ended September 30, 2024 of $5.5 million and $13.0 million, respectively, were waived in accordance with our Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increases in professional, administration, and other general and administrative fees for the three and nine months ended September 30, 2024 from the comparable periods in 2023 was primarily driven by growing needs of the business given the increase in the Company's size year over year.
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
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended September 30, 2024, we had a net realized gain on investments of $1.1 million compared to a net realized loss of $(13.1) million for the three months ended September 30, 2023. The net realized gain for the three months ended September 30, 2024 was driven by full or partial repayments and sales of certain of our investments. For the nine months ended September 30, 2024, we had a net realized loss on investments of $(1.5) million, compared to a net realized loss of $(6.4) million for the nine months ended September 30, 2023. The net realized loss the nine months ended September 30, 2024 was primarily driven by a final realization of an underperforming debt position which generated a realized loss in the first quarter of 2024, offset by realized gains in the second and third quarters of 2024.
For the three months ended September 30, 2024, we recorded a net change in unrealized gain of $4.1 million, which resulted from an increase in fair value primarily attributable to market spread tightening and net positive credit performance of our portfolio companies in the third quarter of 2024. We recorded a net change in unrealized loss of $(4.0) million for the nine months ended September 30, 2024, which resulted from a decrease in fair value of two underperforming portfolio companies in the second quarter of 2024, offset by unrealized gains driven primarily from a reversal of unrealized losses on certain of our underperforming debt positions that were ultimately realized in the first quarter of 2024 and the overall tightening in market spreads.
For the three months ended September 30, 2023, we recorded a net unrealized gain of $11.6 million primarily attributable to modest softening of certain of our portfolio companies' credit metrics partially offset by tightening in market spreads. We recorded a net unrealized loss of $(3.8) million for the nine months ended September 30, 2023, primarily due to modest softening of certain of our portfolio companies' credit metrics.

Financial Condition, Liquidity and Capital Resources
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
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. In connection with our organization, our Board and TIAA (as our initial shareholder) authorized us to adopt the 150% asset coverage ratio. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 189.89% and 178.57%, respectively.
Cash and cash equivalents as of September 30, 2024, taken together with the availability under our credit facilities, are expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we had $130.0 million available under our Wells Fargo Financing Facility (as defined below), $24.2 million available under our SMBC Financing Facility (as defined below), and $137.3 million available under our SMBC Corporate Revolver (as defined below), subject to asset coverage limitations.
For the nine months ended September 30, 2024, our cash and cash equivalents balance increased by $1.9 million. During that period, $309.2 million was used in operating activities, primarily relating to investment purchases of $712.5 million, offset by $310.5 million in repayments and sales of investments in portfolio companies. During the same period, $311.1 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $241.7 million and $717.8 million, respectively, net of shareholder distributions and repayments of secured borrowings of $67.4 million and $567.7 million, respectively.
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

The following table summarizes total shares issued and proceeds received in connection with the IPO and the capital drawdowns delivered pursuant to the Subscription Agreements from inception through September 30, 2024 (dollar amounts in thousands, except per share data):

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

The following table summarizes the dividends declared from inception through September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
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

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through September 30, 2024:

Date Declared	Record Date	Payment Date	Shares Issued [1]
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through September 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,150	$17.69	1,931	88,196
Total	631,803		$11,079

As of October 31, 2024, BofA Securities, Inc., as agent, repurchased an additional 155,618 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $2.69 million.

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
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended from time to time, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. The Wells Fargo Financing Facility Agreement was amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024. The most recent amendment on August 27, 2024, among other things, increased the maximum facility amount available from $150 million to $225 million.
The Wells Fargo Financing Facility reinvestment period expires on March 31, 2025 and has a maturity date of March 31, 2027. The Wells Fargo Financing Facility Agreement also requires the Company to maintain an asset coverage ratio equal to at least 1.50:1.00. The amount of the borrowings under the Wells Fargo Financing Facility equals the amount of the outstanding advances. Advances under the Wells Fargo Financing Facility may be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) is subject to a commitment reduction fee of 1%. Under the Wells Fargo Financing Facility Agreement, we paid a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ended June 14, 2024. For the six months following June 14, 2024, the Company pays a fee on daily undrawn amounts under the Wells Fargo Facility of 0.50% per annum. and, thereafter, will pay 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
As of September 30, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20% per annum.
On March 14, 2024, SPV V entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company, and SPV V have made customary representations and warranties and are required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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

The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period. As of September 30, 2024 and December 31, 2023, the SMBC Financing Facility bore interest at one-month SOFR plus 2.65% and one-month SOFR plus 2.65%, respectively, per annum.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% on average daily undrawn amounts. As of September 30, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$95,000	$—	$95,000	$—	$—
SMBC Financing Facility	122,500	—	122,500	—	—
Revolving Credit Facility	112,750	—	—	112,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,714	—	—	—	214,714
CLO-III	215,000	—	—	—	215,000
Total debt obligations	$1,101,964	$—	$217,500	$112,750	$771,714

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2024 and December 31, 2023. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.

Recent Developments
On October 4, 2024, we entered into a second amendment (the “Second Amendment”) to the Revolving Credit Facility, among the Company, as borrower, the lenders and issuing banks from time to time party thereto, SMBC, as administrative agent and sole bookrunner, and SMBC and Wells Fargo as joint lead arrangers. The Second Amendment, among other things, (x) added a term loan tranche, (y) increased the total committed facility amount from $250 million to $325 million and (z) reduced (i) the applicable margin from 2.125% to 2.00% and (ii) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor.
On October 29, 2024, the Board, including all of the Independent Directors, approved the renewal of each Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such directors as required by the 1940 Act for an additional one-year term expiring on December 1, 2025.
On November 4, 2024, the Board declared a fourth quarter regular dividend of $0.45 per share payable on or around January 28, 2025 to shareholders of record as of December 31, 2024.
On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement, dated as of November 24, 2020, and the SMBC Financing Facility thereunder. In connection with the termination of the SMBC Financing Facility, the Company also terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
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
On September 18, 2024, the Federal Reserve cut its benchmark interest rate for the first time in four years by 0.50%, bringing it to the 4.75% to 5.00% range. Although, the Federal Reserve has signaled in favor of cutting its benchmark rates again in the fourth quarter of 2024 they still remain focused on mitigating inflationary pressures, and there can be no assurance that the Federal Reserve will continue to make downward adjustments to the federal funds rate in the future. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of September 30, 2024, on a fair value basis, approximately 5.75% of our debt investments bear interest at a fixed rate and approximately 94.25% of our debt investments bear interest at a floating rate. As of September 30, 2024, 99.59% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligations using the outstanding balance as of September 30, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of September 30, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(43,143)	$(24,817)	$(18,326)
-200 Basis Points	$(28,773)	$(16,545)	$(12,228)
-100 Basis Points	$(14,387)	$(8,272)	$(6,115)
+100 Basis Points	$14,387	$8,272	$6,115
+200 Basis Points	$28,773	$16,545	$12,228
+300 Basis Points	$43,160	$24,817	$18,343

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through September 30, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,150	$17.69	1,931	88,196
Total	631,803		$11,079
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

(a)Item 1.02. Termination of a Material Definitive Agreement.

On November 5, 2024, the Company terminated in full the senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto the “SMBC Financing Facility Agreement”), with Sumitomo Mitsui Banking Corporation ("SMBC"), as the administrative agent, the collateral agent and the lender, dated as of November 24, 2020. In connection with the termination of the SMBC Financing Facility, the Company also terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
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

10.1
Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated August 27, 2024, by and among Nuveen Churchill BDC SPV V, LLC, as borrower, Nuveen Churchill Direct Lending Corp., as the collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and a lender. (3)

10.2
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of October 4, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. (4)

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
(3)Previously filed on September 3, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on October 8, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: November 6, 2024