Form 10-K
period 2024-12-31
Nuveen Churchill Direct Lending Corp.
filed 2025-02-27
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2024, based on the closing price of $17.40 per share on the New York Stock Exchange, was approximately $833.5 million. As of February 25, 2025, the registrant had 51,967,309 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the impact of geopolitical conditions, including the potential for increased tariffs and trade barriers, the conflict between Ukraine and Russia and in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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
•the term “Advisers” collectively refers to the Adviser, Churchill and Nuveen Asset Management;
•the term “Administrator” refers to Nuveen Churchill Administration LLC, which serves as our administrator, pursuant to the Administration Agreement, dated December 31, 2019 (the “Administration Agreement”); and
•the term “committed capital” refers to the capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below): (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years; (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years; and (iii) committed capital in respect of secondaries includes commitments made by TIAA, which includes the aggregate commitment made by TIAA since the inception of the strategy in 2022 and inclusive of the current year's allocation. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.

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
The Adviser — Churchill DLC Advisor LLC
Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC), a Delaware limited liability company, serves as our Adviser pursuant to the Advisory Agreement. The Adviser is responsible for the overall management of our activities pursuant to the Advisory Agreement.
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

In addition to serving as our Sub-Adviser, Churchill manages other middle market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, CLOs and separate accounts, Nuveen Churchill Private Capital Income Fund, a BDC, and NC SLF Inc. and Corient Registered Alternatives Fund, each closed-end investment companies registered under the 1940 Act.

Churchill manages (directly or as a sub-adviser) over $52 billion of committed capital across its integrated capital solutions platform as of January 1, 2025. Churchill manages a range of vehicles, including BDCs, registered closed-end investment companies, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its over $52 billion of committed capital across the platform, Churchill manages over $11 billion in limited partner capital commitments to approximately 325 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $28 billion of committed capital dedicated to middle market private credit as of January 1, 2025, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
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
Advisory Agreement
Pursuant to the Advisory Agreement, we pay a base management fee and incentive fees to the Adviser, as described below. On October 27, 2023, our Board unanimously approved the Advisory Agreement and our shareholders approved the Advisory Agreement on December 15, 2023. The Advisory Agreement became effective on January 29, 2024 upon the consummation of the IPO. The Advisory Agreement amended the prior investment advisory agreement, dated December 31, 2019, as follows:
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

Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.3 trillion in assets under management as of December 31, 2024, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
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
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing over $52 billion in committed capital as of January 1, 2025 and deploying over $13 billion in the year ended December 31, 2024 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With nearly 200 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Dallas, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.
Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.3 trillion assets under management as of September 30, 2024, of which approximately $125 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the third largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 160 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

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
Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 575 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of over $52 billion of committed capital as of January 1, 2025, over $11 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 325 private equity funds primarily focused on
1 Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 50, December 2023/January 2024. Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

the U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 80% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2024. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

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

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 25 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 875 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett and Shai Vichness, who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

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
We have identified a number of key attributes when evaluating new investment opportunities that are aimed at offering attractive risk / reward characteristics. Our objective is to invest broadly across a diverse set of companies and industries to limit the risk of and the impact that a potential downturn could have on our overall portfolio. We target a diverse investment portfolio with an average investment size of 1 - 2% per portfolio company. Churchill’s investment teams seek to identify new transactions based on the following key criteria, while also applying in-depth fundamental underwriting and credit research to produce reliable investment decisions designed to minimize potential losses.
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

Portfolio Composition
As of December 31, 2024 and 2023, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,893,409	$1,885,643	90.59%	$1,450,120	$1,427,492	86.95%
Subordinated Debt [1]	170,957	159,138	7.65%	190,454	183,387	11.17%
Equity Investments	34,209	36,598	1.76%	25,595	30,807	1.88%
Total	$2,098,575	$2,081,379	100.00%	$1,666,169	$1,641,686	100.00%
Largest portfolio company investment	$31,179	$31,074	1.49%	$25,309	$25,108	1.53%
Average portfolio company investment	$9,993	$9,911	0.48%	$9,308	$9,171	0.56%
1As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt at fair value and second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and 4,357 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and 2023 was as follows:

Industry Composition	December 31, 2024	December 31, 2023
Aerospace & Defense	3.36%	3.13%
Automotive	3.33%	4.95%
Banking, Finance, Insurance & Real Estate	3.28%	3.95%
Beverage, Food & Tobacco	6.95%	7.76%
Capital Equipment	5.46%	4.21%
Chemicals, Plastics & Rubber	1.36%	2.29%
Construction & Building	5.54%	3.90%
Consumer Goods: Durable	0.97%	1.51%
Consumer Goods: Non-durable	2.34%	3.31%
Containers, Packaging & Glass	3.87%	3.97%
Energy: Electricity	2.50%	1.75%
Environmental Industries	3.85%	2.73%
Healthcare & Pharmaceuticals	14.47%	12.72%
High Tech Industries	8.65%	8.97%
Hotel, Gaming & Leisure	0.15%	—%
Media: Advertising, Printing & Publishing	0.90%	1.12%
Media: Diversified & Production	0.91%	0.96%
Retail	0.28%	0.35%
Services: Business	16.48%	18.43%
Services: Consumer	5.18%	4.86%
Sovereign & Public Finance	0.64%	0.65%
Telecommunications	3.19%	3.17%
Transportation: Cargo	2.95%	3.20%
Transportation: Consumer	0.62%	0.13%
Utilities: Electric	1.16%	0.89%
Utilities: Water	0.42%	—%
Wholesale	1.19%	1.09%
Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2024, and 2023 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
As part of the monitoring process, the investment teams have developed risk policies pursuant to which they will regularly assess the risk profile of our investments. The investment teams will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time, subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

We currently have in place two special purpose vehicle asset credit facilities (the “Wells Fargo Financing Facility” and the “SMBC Financing Facility”), a revolving credit facility (the “Revolving Credit Facility” and together with the Wells Fargo Financing Facility and the SMBC Financing Facility, the “Financing Facilities”), three term debt securitizations (the “2022 Debt Securitization”, “2023 Debt Securitization” and "2024 Debt Securitization"), and have issued the 6.650% Notes due 2030 (the "March 2030 Notes"). In the future may enter into additional credit facilities and term debt securitizations, and we may issue additional unsecured notes. We also had in place a revolving credit facility with a borrowing base calculated based on our unfunded capital commitments (the “Subscription Facility”). The Subscription Facility expired on September 8, 2023. For more information on our Financing Facilities, the 2022, 2023 and 2024 Debt Securitizations, and the March 2030 Notes, see Note 6 and Note 12 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental, Social and Governance Policies

Churchill has established a Responsible Investing policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance ("ESG") factors as part of its investment process, which Churchill believes helps both create and protect value for its clients and is consistent with its fiduciary duties and efforts to maximize returns.
As part of its investment process, Churchill evaluates ESG-related risks that Churchill believes have the potential to damage a company’s operations and reputation. During due diligence, Churchill’s responsible investing team performs an analysis of each proposed portfolio company's operating history to identify material ESG risk factors to potentially minimize defaults and losses in its portfolio. Churchill’s responsible investment team utilizes a proprietary ESG ratings template that applies a set of criteria against each proposed investment, the output of which helps to inform Churchill’s determination of portfolio company suitability.
Churchill's ESG ratings template is designed to provide an assessment of a portfolio company’s ESG risks and is intended to aid Churchill in evaluating the return and risk profile of a given investment. Using a proprietary ESG rating methodology, the template rates individual issuers based on its perceived level of ESG-related risks. Post-investment, portfolio companies are monitored on an ongoing basis. Churchill’s investment teams conduct reviews with management teams and investment partners to discuss developments at the portfolio company, which may include a discussion of legal claims, complaints, or environmental issues, should they arise. When necessary, ESG updates are discussed at periodic portfolio review meetings in order to perform an ongoing risk assessment.
Churchill’s Responsible Investing policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company will pursue a specific ESG investment strategy or that a portfolio company will be selected solely on the basis of ESG factors. Although Churchill believes that ESG considerations aid Churchill in evaluating the return and risk profile of a given investment, Churchill may make investment decisions for the Company other than on the basis of ESG considerations.
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
The Private Offering
Beginning with our initial closing in March 2020, we conducted private offerings of our shares of common stock to accredited investors. As a result of these private offerings, we received an aggregate of approximately $906.4 million from such private offerings. Following the final drawdown notice dated December 21, 2023 and due January 5, 2024, we had no undrawn capital commitments remaining.

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
We generally are not able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At a special meeting of shareholders held on December 15, 2023, our shareholders authorized us, subject to the approval of our Board, to sell or otherwise issue shares of our common stock during the next year at a price below our NAV per share, subject to certain conditions set forth in the proxy statement relating to the special meeting of shareholders. The authorization was effective until December 15, 2024. We expect to present a similar proposal to our shareholders at our 2025 Annual Meeting of Shareholders.
We also may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
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
Code of Ethics. We and each of the Advisers are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and the Advisers’ employees. We have also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at NCDL-IR@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act, and are subject to the periodic reporting and related requirements of the Exchange Act.

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
Proxy Voting Records
You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill Direct Lending Corp., 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, Charmagne Kukulka or by emailing our investor relations team at NCDL-IR@churchillam.com.

Privacy Policy
The following information is provided to help investors understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.
In order to provide you with individualized service, the Company collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Company (such as purchases of our shares and account balances). The Company may also collect such information through your account inquiries by mail, email, telephone, or website.
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
Taxation as a Regulated Investment Company
We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on the portion of our income that is not timely distributed (or deemed distributed) to our shareholders..
In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of its assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined,under applicable Code rules, engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in its taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and, thus, become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Advisers and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder.

Failure to Qualify as a RIC
If we fail to qualify for treatment as a RIC, and certain relief provisions are unable to be satisfied, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
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

We are subject to risks related to an investment in our common stock.

•Purchases of our shares of common stock by us under the Company 10b5-1 Plan may result in the price of our shares of common stock being higher than the price might otherwise exist in the open market and may result in dilution in our NAV per share.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

We are subject to risks relating to an investment in our unsecured notes.

•The March 2030 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under the Revolving Credit Facility. The March 2030 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the SMBC Financing Facility and the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization.

•We may not be able to repurchase the March 2030 upon a Change of Control Repurchase Event.

•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the March 2030 Notes.

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

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

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

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

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

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Churchill is responsible for the day-to-day portfolio management of the Company under the CAM Sub-Advisory Agreement. The origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

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

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.

In the current and future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the SMBC Financing Facility and the Revolving Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

We are exposed to risks associated with hedging transactions.

We seek to hedge against interest rate and credit risk by using structured financial instruments such as interest rate swaps, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with our issuance of the March 2030 Notes, which bear interest at a fixed rate, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which predominately consists of floating rate loans. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The effect of global climate change may impact the operations and valuation of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather events (including wildfires, droughts, hurricanes, and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies.

Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, and the consideration of ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG disclosures and practices. Adverse incidents with respect to ESG activities could impact the value of Churchill's and the Company's brand, the cost of our operations, and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG initiatives. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If Churchill fails or is perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Churchill’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Churchill’s consideration of ESG factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause Churchill to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities.

Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Company.

The data we use to make ESG-related determinations may not guarantee that our investments satisfy applicable ESG criteria.

Churchill receives ESG-related data from third parties and evaluates potential investments in part based on third party ESG rating systems. The criteria used in these ratings systems may conflict with actual results and may change frequently. We cannot predict how these third parties will score our portfolio companies nor can we have any assurance that they score our portfolio companies accurately.

Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s credit rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. There is no guarantee that there will not be a further downgrade in the future.

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

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as Brexit. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which entered into force on May 1, 2021 following ratification by the European Union. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Any new or changed laws or regulations, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.

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

If we invest in commodity interests in the future, the Advisers could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or the Advisers were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

We cannot predict how new tax legislation will affect us, our Advisers, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process, the Internal Revenue Service, and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

The financial markets have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

Third parties with which we, the Advisers, the Administrator, and our portfolio companies do business also may be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Advisers, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.

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

We may bear more or less of the costs of soft dollar or other research than other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies of Churchill and its affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Corient Registered Alternatives Fund and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.

There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity, and non-compliance may adversely affect us.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, as well as requires that our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting. We also are required to review on an annual basis our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting on a quarterly basis. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these act and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

If we are not able to implement the requirements of the Sarbanes-Oxley Act with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, violations of the NYSE listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

Risks Related to Our Operations and Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies will be susceptible to economic slowdowns or recessions, and as a result, may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

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

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investment in senior loans rated below investment grade is considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.

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

Generally, all of our assets are invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to comply with the requirements applicable to us as a BDC and maintain our qualification as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, any disruption in economic activity may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

We are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Adviser as our valuation designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement and the investment professionals of Nuveen Leveraged Finance with respect to certain of our liquid investments managed by Nuveen Asset Management in accordance with the terms of the NAM Sub-Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with us, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the CAM Sub-Advisory Agreement, and Nuveen Asset Management will evaluate, negotiate, structure and monitor certain of our liquid investments in accordance with the NAM Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill or Nuveen Asset Management will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The Investment Committee that oversees our investment activities is comprised of representatives of investment teams. The loss of any member of the Investment Committee or of other Churchill or Nuveen senior investment professionals could negatively impact our ability to achieve our investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.

There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committee have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers and these conflicts could prevent us from making or disposing of certain investments on the terms desired.

The senior investment professionals and members of the investment committee of each investment team serve or may serve as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, certain members of the investment committee have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a closed-end investment company registered under the 1940 Act, Nuveen Churchill Private Capital Income Fund, a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill, or other third-party registered investment advisors. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which we invest, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions.

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

In the course of our investing activities, we pay a management fee and will pay an incentive fee (beginning in fiscal quarter ending June 30, 2025, following the expiration of the fee waiver) to the Adviser. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, the Adviser benefit when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying any security from such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits us from participating in certain “joint transactions” with certain of our affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, which could include investments in the same portfolio company without prior approval of our independent directors and, in some cases, of the SEC. For example, we are prohibited from buying or selling any security from or to any person (or certain affiliates of a person) who owns more than 25% of our voting securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company at the same time as another fund managed by any of the Advisers or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

In situations where co-investment with other funds managed by one of the Advisers or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). Moreover, there will be a conflict of interest if we invest in any issuer in which a fund managed by the Advisers or their affiliates, including NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Corient Registered Alternatives Fund and other funds and accounts that the Advisers manage, has previously invested, and in some cases, we will be restricted from making such investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We have elected, and intend to qualify annually thereafter, to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) for each taxable year at least 90% of our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any,. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year, and (iii) any certain undistributed amounts from previous years on which we paid no U.S. federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting tax could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

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

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to qualify as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.

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

If we are not treated as a “publicly offered regulated investment company,” certain shareholders will be treated as having received certain income and their allocable share of expenses, which may not be deductible.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will continue to constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Risks Related to Our Existing and Future Indebtedness

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage also may adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

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

Although leverage has the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, borrowings may be secured by the shareholders’ investments as well as by our assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of shares may be subordinated to the interests of our lenders or debt holders.

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

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	(10)%	(5)%)	0%	5%	10%
Corresponding Return to Common Shareholders(1)	(13.71)%	(8.71)%	(3.71)%	1.29%	6.29%
________________
(1) Based on (i) $2.2 billion in total assets as of December 31, 2024, (ii) 1.1 billion in outstanding indebtedness at par, as of December 31, 2024, (iii) $1.0 billion in net assets as of December 31, 2024 and (iv) an average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2024, of 7.61%.

A period of capital markets disruption and economic uncertainty may make it difficult to raise additional capital and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Disruptions in the capital markets may result in market conditions that could make it difficult to raise additional capital with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that may be available to us in the future, if at all, may be at a high cost and on unfavorable terms and conditions, including being at a higher cost in rising rate environments. If we were unable to raise additional debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In these circumstances, if we were unable to obtain credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and be declared in default or were unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. An inability to obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% or 150% if certain requirement under the 1940 Act are met. The Board and TIAA (as the Company’s initial shareholder) approved a proposal to adopt an asset coverage ratio of 150% in connection with the organization of the Company, which became effective on December 26, 2019. Incurring additional indebtedness could increase the risk of investing in the Company.

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

As a result of debt securitizations sponsored by us, including the 2022 Debt Securitization, the 2023 Debt Securitization and the 2024 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitizations, institutional investors purchase certain notes issued by our indirect, wholly-owned subsidiary, in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly-owned subsidiary. Additionally, as collateral manager to our indirect, wholly-owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about CLO-I, CLO-II and CLO-III.

The Notes and membership interests that we hold that were issued in our debt securitizations are subordinated obligations of the respective CLO and we could be prevented from receiving cash from such CLO.

The notes offered in each of the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization (together, the “Notes”) were issued by our indirect, wholly-owned, consolidated subsidiaries (each, a “CLO”). The Notes that were issued by each CLO and retained by us are the most junior class of notes issued by the respective CLO, are subordinated in priority of payment to the other notes issued by the CLO and will be subject to certain payment restrictions set forth in the respective indenture governing the Notes issued by such CLO. Therefore, we only receive cash distributions on the Notes if such CLO has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the CLO has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Notes that we have retained at their redemption could be reduced. If the CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing such debt securitization, cash would be diverted from the Notes that we hold to first pay the more senior notes issued by the CLO in amounts sufficient to cause such tests to be satisfied. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with the CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

Each CLO is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such CLO have been paid in full on each payment date or upon maturity of such notes under such debt securitization documents. As the holder of the membership interests in the CLO, we could receive distributions, if any, only to the extent that the CLO makes distributions out of funds remaining after holders of all classes of notes issued by the CLO have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the CLO, we could be unable to make distributions in amounts sufficient to qualify as a RIC, or at all.

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

Risks Related to an Investment in our Common Stock

We cannot assure you that the market price of our common stock will not decline below our NAV. The market value of our common stock may be volatile and fluctuate significantly.

Our common stock is listed on the NYSE under the symbol “NCDL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common stock purchased in the offering soon after the offering. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional common stock to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

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
•failure to maintain our qualification as a RIC;
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

Our shareholders will not have preemptive rights to subscribe for or purchase any of our shares issued in the future. Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price below NAV, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options, or rights to acquire our common shares, at a price below NAV if our independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of unaffiliated shareholders, approve such sale. At a special meeting of shareholders held on December 15, 2023, our shareholders authorized us, subject to approval of our Board, to sell or otherwise issue shares of our common stock during the next year at a price below our NAV per share, subject to certain conditions. The authorization was effective until December 15, 2024. We expect to present a similar proposal to our shareholders at our 2025 Annual Meeting of Shareholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we issue additional equity interests, including in a follow-on public offering, a rights offering, or private offering, a shareholder’s percentage ownership interest in us will be diluted.

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

On March 5, 2024, we entered into a share repurchase program (the “Company 10b5-1 Plan”), pursuant to which we may purchase up to $99,275,000 in the aggregate of our shares of common stock in the open market at prices below our NAV per share over a specified period. The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from the effective date of March 29, 2024 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $99,275,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

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

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions may be adversely affected by the impact of one or more of the risk factors described herein, including market and economic disruptions. If we violate certain covenants under existing or future agreements governing our credit facilities and other indebtedness arrangements, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's adjusted tax basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price.

Due to current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

We are not required to make any distributions to shareholders other than in connection with our election to be treated as a RIC under Subchapter M of the Code, the requirements of which are described above.

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we may incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to these disruptive conditions (as described herein), we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce the amount of our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and we may be subject to the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock (see “We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay U.S. federal income taxes in excess of the cash you receive” for more information).

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

Risks Related to an Investment in our Unsecured Notes

The March 2030 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The March 2030 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the March 2030 Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness, including the Revolving Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the March 2030 Notes. The indebtedness under the Revolving Credit Facility is effectively senior to the March 2030 Notes to the extent of the value of such assets.

The March 2030 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The March 2030 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the March 2030 Notes and the March 2030 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the March 2030 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the March 2030 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish, including each of the SMBC Financing Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization. Our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the March 2030 Notes.

The optional redemption provision may materially adversely affect your return on the March 2030 Notes.

The March 2030 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the March 2030 Notes at times when prevailing interest rates are lower than the interest rate paid on the March 2030 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the March 2030 Notes.

Any default under the agreements governing our indebtedness, including a default under the Revolving Credit Facility, the SMBC Financing Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization, or under other indebtedness to which we may be a party, that is not waived by the required lenders or holders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the March 2030 Notes and substantially decrease the market value of the March 2030 Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facility, the SMBC Financing Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, or the 2024 Debt Securitization or debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may, in the future, need to seek to obtain waivers from the required lenders or holders under the agreements governing our indebtedness, or other indebtedness that we may incur in the future, to avoid being in default. If we breach our covenants under the agreements governing our indebtedness and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

If we are unable to repay debt, lenders having secured obligations, including the lenders under the Revolving Credit Facility or the SMBC Financing Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, or the 2024 Debt Securitization could proceed against the collateral securing the debt. Because our Revolving Credit Facility and the indenture governing the March 2030 Notes has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder, hereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may not be able to repurchase the March 2030 Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the March 2030 Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the March 2030 Notes) because we may not have sufficient funds. Upon the occurrence of a Change of Control Repurchase Event, subject to certain conditions, we will be required to offer to repurchase all outstanding March 2030 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of March 2030 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of March 2030 Notes tendered. The terms of the Revolving Credit Facility and the SMBC Financing Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the credit facility at that time and to terminate the credit facility.

Any failure to comply with these provisions would constitute an event of default under each of the other agreements governing our indebtedness, including the indenture. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the March 2030 Notes exercise their right to require us to repurchase all the March 2030 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the March 2030 Notes or our other debt.

While a trading market developed after issuing the March 2030 Notes, we cannot assure you that an active trading market for the March 2030 Notes will be maintained.

While a trading market developed after issuing the March 2030 Notes, we cannot assure you that an active and liquid market for the March 2030 Notes will be maintained. We do not intend to list the March 2030 Notes on any securities exchange or for quotation of the March 2030 Notes on any automated dealer quotation system. If the March 2030 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors.

The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law.

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

Cybersecurity Program Overview

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA and its affiliates, which applies to the Company and the Advisers. Cyber risk management is integrated into TIAA’s overall risk management program and involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. TIAA relies on its internal subject matter experts and external experts, as needed, including, but not limited to, cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes applicable to the Advisers, the Company and other affiliates of TIAA.

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company and the Advisers, in connection with their day-to-day operations. TIAA’s cybersecurity leadership team are responsible for maintaining and overseeing the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting TIAA and its affiliates, including the Company, the Advisers and their respective third-party service providers.

TIAA’s management team, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Company and the Advisers. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering, and have cybersecurity leadership experience in other major financial institutions.

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

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “NCDL.” Our common stock has historically traded at prices above or below our net asset value ("NAV") per share since our common stock began trading on the NYSE on January 29, 2024. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 25, 2025, the last reported closing sales price of our common stock on the NYSE was $17.74 per share, which represented a discount of 2.42% to NAV per share reported by us as of December 31, 2024.

The following table sets forth, for each fiscal quarter since our common stock began trading on the NYSE on January 25, 2024, the range of high and low sales price of our common stock as reported on the NYSE and the sales price as a percentage of the NAV per share of our common stock.

		Price Range
Period	NAV (1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)
For the Year Ended December 31, 2024
First Quarter	$18.21	$18.10	$16.00	(0.60)%	(12.14)%
Second Quarter	$18.03	$18.10	$16.96	0.39%	(5.93)%
Third Quarter	$18.15	$18.00	$16.40	(0.83)%	(9.64)%
Fourth Quarter	$18.18	$17.80	$16.50	(2.09)%	(9.24)%
___________
(1) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each relevant quarter.

(2) Calculated as the respective high or low closing sales price less NAV, divided by NAV (in each case, as of the applicable quarter).

Holders
As of February 25, 2025, there were approximately 78 holders of record of our common stock.
Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended.
Share Repurchase Plan

On March 5, 2024, we entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which we may purchase up to $99.3 million in the aggregate of our outstanding shares of common stock in the open market at prices below our NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company 10b5-1 Plan became effective on March 29, 2024 and commenced on April 1, 2024. The 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from the effective date (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month during the quarter ended December 31, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	$17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	$17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	$17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	$17.11	13,349	65,746
Total	1,943,374		$33,529

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “Annual expenses” are based on estimated amounts for our current fiscal year. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses paid by “us” or “the Company” or that “we” will pay fees or expenses, you will indirectly bear these fees or expenses as an investor in the Company.

Shareholder transaction expenses (as a percentage of offering price):
Sales load paid	—	(1)
Offering expenses borne by us	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total shareholder transaction expenses	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Management fee	2.02%	(4)
Incentive fees	1.72%	(5)
Interest payments on borrowed funds	8.64%	(6)
Other expenses	0.67%	(7)
Total annual expenses	13.05%
__________________
(1)In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to shareholders who participate in the dividend reinvestment plan. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 2. Significant Accounting Policies” in this Annual Report Form 10-K.
(4)The management fee is 0.75% of our average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”) for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ending March 31, 2024 through the calendar quarter ending March 31, 2025), and thereafter, the management fee will step up to 1.00% of Average Total Assets. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 5. Related Party Transactions” in this Annual Report Form 10-K. The management fee reflected in the table above is based on the terms of the Advisory Agreement, and is calculated by determining the ratio that the management fee of 1.00% bears to our net assets attributable to common stock (rather than our total assets). For avoidance of doubt, the above table reflects the management fee of 1.00% that will be effective as of March 31, 2025 and does not give effect for the reduced management fee of 0.75% in effect as of December 31, 2024. The management fee referenced in the table above is based on each quarter’s Average Total Assets during the year ended December 31, 2024. The estimate of our management fee referenced in the table assumes that our Average Total Assets are 2.03x our average net assets, calculated by utilizing (a) the average of the most recent four quarter total assets over (b) the average of the most recent four quarter net assets.
(5)Under the Advisory Agreement, the Adviser waived both the incentive fee on income and incentive fee on capital gains for the first five quarters beginning in which the IPO was consummated (i.e., beginning with the calendar quarter ending March 31, 2024 through the calendar quarter ending March 31, 2025) (the "Incentive Fee Waiver"). Following the expiration of the Incentive Fee Waiver, an incentive fee will be payable to the Adviser, consisting of two parts that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on income and a portion will be based on our capital gains. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 5. Related Party Transactions” in this Annual Report Form 10-K. The fee waiver is not considered in the above table, which is based on actual pre-incentive net investment income and capital gains incurred during the year ended December 31, 2024. The pre-incentive net investment income reflected in the above table assumes a management fee of 1.00% of Average Total Assets as described in footnote (4).
(6)As of December 31, 2024, we had in place one special purpose vehicle asset credit facility (the “Wells Fargo Financing Facility”), a revolving credit facility (the “Revolving Credit Facility”), and three term debt securitizations (the “2022 Debt Securitization,” the “2023 Debt Securitization,” and the “2024 Debt Securitization”). Interest payments on borrowed funds referenced in the table above (a) represent our estimated annual interest payments (inclusive of unused fees and financing costs) based on our actual interest expense (inclusive of unused fees and financing costs) under the Wells Fargo Financing Facility, the Revolving Credit Facility, the notes offered in the 2022 Debt Securitization, the notes offered in the 2023 Debt Securitization, and the notes offered in the 2024 Debt Securitization, and (b) give effect to the termination of the Wells Fargo Financing Facility and the issuance of the 6.650% Notes due March 15, 2030 subsequent to fiscal year ended December 31, 2024. The assumed weighted average interest rate on our total debt outstanding was 7.61% (inclusive of unused fees) for the year ended December 31, 2024. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. See “Part II, Item 8 — Consolidated Financial Statements— Note 6. Secured Borrowings” and “Part II, Item 8 — Consolidated Financial Statements — Note 12. Subsequent Events” in this Annual Report Form 10-K.
(7)Other expenses referenced in the table above represent our estimated annual other expenses based on actual amounts incurred by us during the fiscal year ended December 31, 2024. Other expenses include, but are not limited to, overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Administrator. See “Part II, Item 8 — Consolidated Financial Statements — Note 5. Related Party Transactions” in this Annual Report Form 10-K.
Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our borrowings and annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$113	$317	$494	$839

The example should not be considered a representation of future expenses, and actual expenses may be greater or less than those shown.

While the example assumes, as required by the applicable rules of the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The incentive fee under the Advisory Agreement, which, assuming a 5.0% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the above example. The above illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$115	$326	$512	$864

The example assumes no sales load. In addition, while the examples assume reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below NAV. See “Item 8 — Consolidated Financial Statements— Note 2. Significant Account Policies” in this Annual Report Form 10-K.

Performance Graph

The following graph compares our cumulative total shareholder return since our common stock began trading on the NYSE on January 25, 2024 (based on the market price of our common stock and assuming reinvestment of all distributions, prior to any tax effect) with the Standard and Poor's ("S&P") BDC Index, S&P 500 Index, and S&P 500 Financials Index. The graph assumes initial investment of $100 on January 25, 2024 and reinvestment of distributions. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The stock performance graph and other information furnished above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the years ended December 31, 2024 and 2023 is presented below (dollar amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Net funded investment activity
New gross commitments at par [1]	$955,309	$670,638
Net investments funded	863,570	589,000
Investments sold or repaid	(429,953)	(146,428)
Net funded investment activity	$433,617	$442,572

Gross commitments at par [1]
First-Lien Debt	$924,776	$601,486
Subordinated Debt	26,088	59,993
Equity Investments	4,445	9,159
Total gross commitments	$955,309	$670,638

Portfolio company activity
Portfolio companies, beginning of period	179	145
Number of new portfolio companies	68	45
Number of exited portfolio companies	(37)	(11)
Portfolio companies, end of period	210	179
Count of investments	475	385
Count of industries	27	25

New investment activity
Weighted average annual interest rate on new debt investments at par	10.11%	11.50%
Weighted average annual interest rate on new floating rate debt investments at par	10.02%	11.36%
Weighted average spread on new debt investments at par	5.05%	6.07%
Weighted average annual coupon on new debt investments at par	13.53%	13.20%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of December 31, 2024, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $77.6 million.1
•Weighted average of 2.2x interest coverage ratio for our first-lien loans2
•Weighted average of 4.86x net leverage.3
•Approximately 81% of our debt investments have financial covenants.4
________________________________________
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

2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser, and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants, and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 72.32% of our total investments, and 79.82% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of December 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,893,409	$1,885,643	90.59%	$1,450,120	$1,427,492	86.95%
Subordinated Debt [1]	170,957	159,138	7.65%	190,454	183,387	11.17%
Equity Investments	34,209	36,598	1.76%	25,595	30,807	1.88%
Total	$2,098,575	$2,081,379	100.00%	$1,666,169	$1,641,686	100.00%
Largest portfolio company investment	$31,179	$31,074	1.49%	$25,309	$25,108	1.53%
Average portfolio company investment	$9,993	$9,911	0.48%	$9,308	$9,171	0.56%
_____________________
1As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt at fair value and second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and $4,357 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203 mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and December 31, 2023 was as follows:

Industry	December 31, 2024	December 31, 2023
Aerospace & Defense	3.36%	3.13%
Automotive	3.33%	4.95%
Banking, Finance, Insurance & Real Estate	3.28%	3.95%
Beverage, Food & Tobacco	6.95%	7.76%
Capital Equipment	5.46%	4.21%
Chemicals, Plastics & Rubber	1.36%	2.29%
Construction & Building	5.54%	3.90%
Consumer Goods: Durable	0.97%	1.51%
Consumer Goods: Non-durable	2.34%	3.31%
Containers, Packaging & Glass	3.87%	3.97%
Energy: Electricity	2.50%	1.75%
Environmental Industries	3.85%	2.73%
Hotel, Gaming & Leisure	0.15%	—%
Healthcare & Pharmaceuticals	14.47%	12.72%
High Tech Industries	8.65%	8.97%
Media: Advertising, Printing & Publishing	0.90%	1.12%
Media: Diversified & Production	0.91%	0.96%
Retail	0.28%	0.35%
Services: Business	16.48%	18.43%
Services: Consumer	5.18%	4.86%
Sovereign & Public Finance	0.64%	0.65%
Telecommunications	3.19%	3.17%
Transportation: Cargo	2.95%	3.20%
Transportation: Consumer	0.62%	0.13%
Utilities: Electric	1.16%	0.89%
Utilities: Water	0.42%	—%
Wholesale	1.19%	1.09%
Total	100.00%	100.00%

The weighted average yields of our investments as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost [1]	10.33%	11.72%
Weighted average yield on debt and income producing investments, at fair value [2]	10.41%	11.94%
Percentage of debt investments bearing a floating rate	94.68%	94.61%
Percentage of debt investments bearing a fixed rate	5.32%	5.39%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 10.30%. There were no investments on non-accrual as of December 31, 2023.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 10.40%. There were no investments on non-accrual as of December 31, 2023.

As of December 31, 2024, 93.80% and 93.90% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2023, 94.43% and 94.55% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 11.72% to 10.33% from December 31, 2023 to December 31, 2024. The decrease in weighted average yields was primarily due to the tightening of spreads in newly originated investments made in 2024. We also saw an increase in repricing transactions for existing portfolio investments in 2024.

As financial markets stabilize and private equity firms become more active in an effort to deploy dry powder and return capital to their investors, we are seeing private equity mergers and acquisitions ("M&A") volumes increase, leading to higher levels of demand for middle-market financings. Prepayment activity is also increasing as a result, driven primarily by M&A activity, but also in part by repricing and refinancing while spreads continue to tighten. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity as well as incumbent positions in portfolio companies will benefit from increased levels of activity in the market.
In light of the current macro-economic environment, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality and strong levels of free cash flow generation. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	161,544	7.76%	11	80,342	4.89%	7
4	1,653,474	79.43%	158	1,353,243	82.44%	140
5	144,160	6.93%	24	138,916	8.46%	21
6	73,627	3.54%	10	35,686	2.17%	6
7	46,145	2.22%	6	27,653	1.68%	4
8	2,429	0.12%	1	5,846	0.36%	1
9	—	—%	—	—	—%	—
10	—	—%	—	—	—%	—
Total	$2,081,379	100.00%	210	$1,641,686	100.00%	179
As of December 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our investment portfolio was 4.13 and 4.14, respectively. As of December 31, 2024, there was one portfolio company on non-accrual. As of December 31, 2024, the amortized cost of the portfolio company on non-accrual status was $7,257, which represents approximately 0.35% of total investments at amortized cost. As of December 31, 2023, there were no loans on non-accrual.

Results of Operations
Operating results for the years ended December 31, 2024, 2023, and 2022 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Interest income	$213,096	$156,868	$79,868
Payment-in-kind interest income	8,299	3,644	789
Dividend income	614	101	225
Other income	2,031	1,143	1,571
Total investment income	224,040	161,756	82,453
Expenses
Interest and debt financing expenses	79,879	61,206	25,695
Management fees	14,683	10,509	7,464
Incentive fees on net investment income	17,447	—	—
Professional fees	3,100	3,455	1811
Directors' fees	510	383	383
Administration fees	1,861	1,598	1,111
Other general and administrative expenses	1,068	751	684
Total expenses before expense support and Incentive fees waived	118,548	77,902	37,148
Expense support	—	(158)	(179)
Incentive fees waived	(17,447)	—	—
Net Expenses after expense support	101,101	77,744	36,969
Net investment income before excise taxes	$122,939	$84,012	$45,484
Excise taxes	$551	$6	$—
Net investment income	$122,388	$84,006	$45,484
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)	$(13,198)	$(7,952)	$(262)
Net change in unrealized gains (losses)	7,287	714	(27,912)
Income tax (provision) benefit	(154)	(830)	(24)
Total net change in unrealized gains (losses)	7,133	(116)	(27,936)
Total net realized and change in unrealized gains (losses)	(6,065)	(8,068)	(28,198)
Net increase (decrease) in net assets resulting from operations	$116,323	$75,938	$17,286
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income increased to $224.0 million for the year ended December 31, 2024 from $161.8 million for the year ended December 31, 2023, primarily due to increased investment activity driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of December 31, 2024, the size of our portfolio increased to $2.1 billion from $1.7 billion as of December 31, 2023, at cost. As of December 31, 2024, the weighted average yield of our debt and income producing investments decreased to 10.33% from 11.72% as of December 31, 2023, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing and repricing of existing portfolio companies, and the decline in base interest rates. Shifting base interest rates, such as SOFR and any applicable alternate rates, may affect our investment income in the future.
Investment income increased to $161.8 million for the year ended December 31, 2023, respectively, from $82.5 million for the comparable periods in the prior year, primarily due to an increase in interest income from higher weighted average interest rates and increased investment activity driven by an increase in our deployed capital. As of December 31, 2023, the size of our portfolio increased to $1.7 billion from $1.2 billion as of December 31, 2022, at cost. As of December 31, 2023, the weighted average yield of our debt and income producing investments increased to 11.72% from 10.61% as of December 31, 2022, at cost, primarily due to increases in base interest rates.
Expenses
Total expenses before expense support and waived incentive fees increased to $118.5 million for the year ended December 31, 2024, respectively, from $77.9 million for the year ended December 31, 2023, respectively.
Interest and debt financing expenses increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher average daily borrowings, higher average interest rates, and expenses relating to the termination of the SMBC Financing Facility (as defined below) during the period. Average daily borrowings increased in 2024 primarily due to the completion of the 2023 Debt Securitization and the 2024 Debt Securitization (each as defined below) on December 7, 2023 and March 14, 2024, respectively. Additionally, for the year ended December 31, 2024, we recorded $0.8 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs on our SMBC Financing Facility in connection with its termination on November 5, 2024. The average daily borrowings for the year ended December 31, 2024 were $995.1 million compared to $816.2 million for the year ended December 31, 2023. The average annual interest rate for the year ended December 31, 2024 was 7.61% compared to 7.23% for the year ended December 31, 2023.
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
Management fees increased for the year ended December 31, 2024 from the comparable periods in 2023 driven by an increase in our total assets. Incentive fees based on income for the year ended December 31, 2024 of $17.4 million were waived in accordance with our Advisory Agreement. The increase in management fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by our deployment of capital and our increasing invested balance.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of the our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. The increases in professional, administration, and other general and administrative fees for the year ended December 31, 2024 from the comparable periods in 2023 and 2022 were primarily driven by growing needs of the business given the increase in the Company's size year over year.
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

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the year ended December 31, 2024, we had a net realized loss on investments of $(13.2) million compared to a net realized loss of $(8.0) million for the year ended December 31, 2023. The net realized loss for the year ended December 31, 2024 was primarily driven by the restructuring of two underperforming portfolio companies, partially offset by realized gains from full or partial repayments.
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
We recorded a net change in unrealized gain of $7.3 million for the year ended December 31, 2024, compared to a net change in unrealized gain of $0.7 million for the year ended December 31, 2023, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The increase in total net change in unrealized gains for the year ended December 31, 2024, compared to the total net change in unrealized gains for the year ended December 31, 2023, primarily resulted from a reversal of unrealized losses on underperforming portfolio companies, as well as market spread tightening.
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
Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of equity securities and debt securities, and our net borrowings from our credit facilities and CLO debt issuances (discussed further below). Prior to our IPO on January 29, 2024, we also generated cash flow from the proceeds of capital drawdowns of our privately placed capital commitments. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (defined below).
To facilitate public offerings of equity securities and debt securities, on December 20, 2024, we filed a shelf registration statement that automatically became effective upon filing with the SEC. As a well-known seasoned issuer, we are permitted to register an indeterminate number of securities under the shelf registration statement and, therefore, there is no specific dollar limit on the amount of securities we may issue. The shelf registration statement permits us to offer, from time to time, our common stock, preferred stock, subscription rights to purchase shares of our common stock, debt securities or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any offering.
As of December 31, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, and debt securitizations. We may, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 187.03% and 178.57%, respectively.
Cash and cash equivalents as of December 31, 2024, taken together with our unused capacity under our credit facilities is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we had $119.0 million available under our Wells Fargo Financing Facility (as defined below) and $87.3 million available under our SMBC Corporate Revolver (as defined below).

For the year ended December 31, 2024, our cash and cash equivalents balance decreased by $(24.1) million. During that period, $297.2 million was used in operating activities, primarily relating to investment purchases of $863.6 million, offset by $430.0 million in repayments and sales of investments in portfolio companies. During the same period, $273.1 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and secured borrowings of $241.7 million and $884.2 million, respectively, net of shareholder distributions and repayments of secured borrowings of $95.2 million and $721.1 million, respectively.
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

The following table summarizes total shares issued and proceeds received in connection with the IPO and the capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2024 (dollar amounts in thousands, except per share data):

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

The following table summarizes the dividends declared from inception through December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
November 4, 2024	December 31, 2024	January 28, 2025	$0.45
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
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

The following table reflects the shares issued pursuant to the dividend reinvestment plan from inception through December 31, 2024:

Date Declared	Record Date	Payment Date	Shares Issued (1)
July 31, 2024	September 30, 2024	October 28, 2024	103,743
January 10, 2024	August 12, 2024	October 28, 2024	22,959
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through December 31, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	$17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	$17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	$17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	$17.11	13,349	65,746
Total	1,943,374		$33,529
See "Recent Developments" for more information.
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

Secured Borrowings
See Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our secured borrowings.
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
As of December 31, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20% per annum.
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
The Wells Fargo Financing Facility was terminated subsequent to fiscal year ended December 31, 2024. See "Recent Developments" for more information.
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

The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The most recent amendment on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things: (i) extended the reinvestment period from November 24, 2023 to November 24, 2024 and the stated maturity date from November 24, 2025 to November 24, 2026; (ii) changed the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300 million to $150 million upon the occurrence of a permitted securitization, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provided for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150 million from $300 million and SPV IV began borrowing under the SMBC Financing Facility.
On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement and the SMBC Financing Facility thereunder. In connection with the termination of the SMBC Financing Facility, the Company also terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
Revolving Credit Facility
On June 23, 2023, we entered into a senior secured revolving credit agreement (the “Senior Secured Revolving Credit Agreement” and facility thereunder, the “Revolving Credit Facility” and together with the Wells Fargo Financing Facility, the “Financing Facilities”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain of our subsidiaries that are formed or acquired in the future (collectively, the “Guarantors”).
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024 ("the Revolving Credit Facility Amendment"), among other things, (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche: (iii) increased the total committed facility amount from $250 million to $325 million and (iv) reduced (a) the applicable margin with respect to the SONIA borrowings from 2.125% to 2.00% and (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates, from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
The availability period under the Revolving Credit Facility will terminate on October 4, 2028 (the “Commitment Termination Date”) and will mature on October 4, 2029 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum. As of December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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
CLO-III
On March 14, 2024 (the “Closing Date”), the Company completed a $297.0 million term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes” or “2024 Debt”) were issued by Churchill NCDLC CLO-III, LLC (formerly known as Nuveen Churchill BDC SPV III, LLC) (the “2024 Issuer”), a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “Indenture”) dated as of the Closing Date. The 2024 Notes consist of $2.0 million of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175.5 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37.5 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $82.0 million of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

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

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

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
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2024 and December 31, 2023. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report Form 10-K.
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
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report Form 10-K.

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
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Recent Developments
Issuance of the March 2030 Notes
On January 22, 2025, we issued $300 million in aggregate principal amount of our 6.650% Notes due 2030 (the “March 2030 Notes”). The March 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The March 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at our option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The March 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the March 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the

Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The indenture governing the March 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC; and to provide financial information to the holders of the March 2030 Notes and the trustee if we is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture.

On January 22, 2025, in connection with the issuance of the March 2030 Notes, we entered into an interest rate swap agreement for a total notional amount of $300 million that matures on March 15, 2030. Under the interest rate swap agreement for the March 2030 Notes, we receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month SOFR + 2.3015%.

Termination of the Wells Fargo Financing Facility

On January 23, 2025, we terminated in full the Wells Fargo Financing Facility Agreement. In connection with the termination of the Wells Fargo Financing Facility Agreement, we also terminated the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
Director Resignation
On February 10, 2025, Michael Perry notified the Board that he was resigning as a director of the Board, effective immediately. In submitting his resignation, Mr. Perry did not express any disagreement on any matter relating to the Company's operations, policies or practices. In connection with Mr. Perry's resignation, the Board reduced the size of the Board from seven (7) directors to six (6) directors.
Dividend Declaration
On February 19, 2025, the Board declared a regular dividend of $0.45 per share payable on or around April 28, 2025 to shareholders of record as of March 31, 2025.
Company 10b5-1 Plan
For the period from January 1, 2025 through February 25, 2025, BofA Securities, Inc., as agent, repurchased an additional 1,419,967 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $24 million.
2025 Debt Securitization Refinancing
On February 24, 2025, we priced a refinancing of a term debt securitization (the “2025 Debt Securitization Refinancing”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-I, LLC (the “2025 Issuer”), a direct, wholly-owned, consolidated subsidiary of the Company.
We expect that the 2025 Issuer will, on or around March 20, 2025 (the “Refinancing Date”), enter into a supplemental indenture (the “Supplemental Indenture”) with U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”), and the Company, as collateral manager, retention holder and as holder of all of the Subordinated Notes (as described below), to amend the indenture (the “Indenture”), dated as of May 20, 2022 (the “Original Closing Date”), by and between the 2025 Issuer and the Trustee. In connection with closing of the 2025 Debt Securitization Refinancing, on the Refinancing Date, the 2025 Issuer expects to enter into (1) a note purchase agreement (the “Purchase Agreement”) with SG Americas Securities, LLC, as initial purchaser, pursuant to which the 2025 Issuer will agree to sell certain of the notes (the “2025 Notes”) to be issued pursuant to the Indenture as amended by the Supplemental Indenture and (2) an amended and restated Class A-L-R loan agreement (the “Loan Agreement”) with U.S. Bank Trust Company, National Association, as loan agent and as Trustee and each of the Class A-L-R lenders party thereto pursuant to which the 2025 Issuer will agree to incur certain of the loans (the “2025 Loans” and together with the 2025 Notes, the “2025 Debt”).

The 2025 Debt is expected to consist of $1.9 million of AAA Class X Notes, which will bear interest at the three-month Term SOFR plus 1.05%; $233.25 million of AAA Class A-R Notes, which will bear interest at the three-month Term SOFR plus 1.38%; $30 million of AAA Class A-L-R Loans, which will bear interest at the three-month Term SOFR plus 1.38%; $56.25 million of AA Class B-R Notes, which will bear interest at the three-month Term SOFR plus 1.70%; and $136.575 million of Subordinated Notes (which includes $79.325 million Subordinated Notes issued on the Original Closing Date), which do not bear interest. We will directly retain all of the Subordinated Notes. The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans.

Through April 20, 2030, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under our direction, in its capacity as collateral manager of the 2025 Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the 2025 Debt Securitization. We expect that the 2025 Debt, including the Subordinated Notes issued on the Original Closing Date, whose maturity will be extended by the Supplemental Indenture, will mature on April 20, 2038.

The closing of the issuance and incurrence of the 2025 Debt is subject to customary closing conditions, including that the closing occur on or prior to the Refinancing Date and that certain of the 2025 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, or any respective successor or successors thereto.

We will continue to serve as collateral manager to the 2025 Issuer under a collateral management agreement to be amended and restated on the Refinancing Date and will continue to waive any management fee due to it in consideration for providing these services.

The 2025 Debt will be the secured obligations of the 2025 Issuer, and the definitive agreements governing the 2025 Debt are expected to include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration thereunder.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, the potential for increased tariffs and trade barriers, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of December 31, 2024, on a fair value basis, approximately 5.32% of our debt investments bear interest at a fixed rate and approximately 94.68% of our debt investments bear interest at a floating rate. As of December 31, 2024, 99.09% of our floating rate debt investments are subject to interest rate floors. Our credit facilities along with our debt issued in our collateralized loan obligations are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligations using the outstanding balance as of December 31, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of December 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(58,892)	$(33,447)	$(25,445)
-200 Basis Points	$(39,277)	$(22,299)	$(16,978)
-100 Basis Points	$(19,640)	$(11,149)	$(8,491)
+100 Basis Points	$19,640	$11,149	$8,491
+200 Basis Points	$39,281	$22,299	$16,982
+300 Basis Points	$58,921	$33,447	$25,474

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Set forth below is an index to our financial statements attached to this Annual Report.
NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian and agent banks; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Level 3 Debt Investments

As described in Note 4 to the consolidated financial statements, the Company held $1,994 million of total level 3 investments at fair value as of December 31, 2024, for which significant unobservable inputs were used in developing the fair value. The Company’s level 3 debt investments represented approximately $1,958 million of total level 3 investments, and for $1,824 million of those level 3 debt investments, management determined the fair value utilizing the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. The significant unobservable input used under the yield method is a discount rate based on comparable market yields.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 debt investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the certain level 3 debt investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant unobservable inputs related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 debt investments, including controls over the Company’s method, data and significant unobservable inputs related to the discount rates. These procedures also included, among others, testing the completeness, accuracy and reliability of the underlying data provided by management and either (i) testing management’s process for developing the fair value estimate of certain level 3 debt investments; evaluating the appropriateness of the yield method; and evaluating the reasonableness of significant unobservable inputs used by management related to the discount rates by considering external market and industry data and evidence obtained in other areas of the audit; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate range for certain level 3 debt investments using independently developed significant unobservable inputs for the discount rates and comparison of the independently developed range of fair value estimates to management’s estimates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2025

We have served as the Company’s auditor since 2019.

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $2,098,575 and $1,666,169, respectively)	$2,081,379	$1,641,686
Cash and cash equivalents	43,254	67,395
Restricted cash	50	50
Interest receivable	17,971	17,674
Receivable for investments sold	1,024	3,919
Prepaid expenses	47	13
Other assets	—	127
Total assets	$2,143,725	$1,730,864

Liabilities
Secured borrowings (net of $6,668 and $7,941 deferred financing costs, respectively) (See Note 6)	$1,108,261	$943,936
Payable for investments purchased	14,973	—
Interest payable	12,967	9,837
Due to adviser for expense support (See Note 5)	—	632
Management fees payable	3,956	3,006
Distributions payable	29,468	22,683
Directors’ fees payable	128	96
Accounts payable and accrued expenses	3,652	2,789
Total liabilities	$1,173,405	$982,979

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 53,387,277 and 41,242,105 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$534	$412
Paid-in-capital in excess of par value	996,286	776,719
Total distributable earnings (loss)	(26,500)	(29,246)
Total net assets	$970,320	$747,885

Total liabilities and net assets	$2,143,725	$1,730,864

Net asset value per share (See Note 10)	$18.18	$18.13

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$213,096	$156,868	$79,868
Payment-in-kind interest income	8,299	3,644	789
Dividend income	614	101	225
Other income	2,031	1,143	1,571
Total investment income	224,040	161,756	82,453

Expenses:
Interest and debt financing expenses	79,879	61,206	25,695
Management fees (See Note 5)	14,683	10,509	7,464
Incentive fees on net investment income	17,447	—	—
Professional fees	3,100	3,455	1,811
Directors' fees	510	383	383
Administration fees (See Note 5)	1,861	1,598	1,111
Other general and administrative expenses	1,068	751	684
Total expenses before expense support and incentive fees waived	118,548	77,902	37,148
Expense support (See Note 5)	—	(158)	(179)
Incentive fees waived (See Note 5)	(17,447)	—	—
Net Expenses after expense support	101,101	77,744	36,969
Net investment income before excise taxes	122,939	84,012	45,484
Excise taxes	551	6	—
Net investment income	122,388	84,006	45,484

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(13,198)	(7,952)	(262)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	7,287	714	(27,912)
Income tax (provision) benefit	(154)	(830)	(24)
Total net change in unrealized gain (loss)	7,133	(116)	(27,936)
Total net realized and unrealized gain (loss) on investments	(6,065)	(8,068)	(28,198)

Net increase (decrease) in net assets resulting from operations	$116,323	$75,938	$17,286

Per share data:
Net investment income per share - basic and diluted	$2.26	$2.52	$1.95
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.15	$2.27	$0.74
Weighted average common shares outstanding - basic and diluted	54,118,379	33,385,880	23,279,341

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$122,388	$84,006	$45,484
Net realized gain (loss) on investments	(13,198)	(7,952)	(262)
Net change in unrealized appreciation (depreciation) on investments	7,133	(116)	(27,936)
Net increase (decrease) in net assets resulting from operations	116,323	75,938	17,286
Shareholder distributions:
Distributions declared from distributable earnings	(114,278)	(81,206)	(44,567)
Net increase (decrease) in net assets resulting from shareholder distributions	(114,278)	(81,206)	(44,567)
Capital share transactions:
Issuance of common shares, net	241,657	218,542	174,964
Reinvestment of shareholder distributions	12,262	9,654	3,223
Repurchases of common stock	(33,529)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	220,390	228,196	178,187
Total increase (decrease) in net assets	222,435	222,928	150,906
Net assets, beginning of period	747,885	524,957	374,051
Net assets, end of period	$970,320	$747,885	$524,957

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$116,323	$75,938	$17,286

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(863,570)	(589,000)	(502,250)
Proceeds from principal repayments and sales of investments	429,953	146,428	49,264
Payment-in-kind interest	(8,299)	(3,268)	(789)
Amortization of (premium)/accretion of discount, net	(3,688)	(2,708)	(1,762)
Net realized (gain) loss on investments	13,198	7,952	262
Net change in unrealized (appreciation) depreciation on investments	(7,287)	(714)	27,912
Amortization of deferred financing costs	4,166	2,216	1,408
Amortization of offering costs	—	(23)	(82)
Changes in operating assets and liabilities:
Due from adviser for expense support	—	1,147	1,504
Interest receivable	(297)	(5,776)	(7,150)
Receivable for investments sold	2,895	(3,200)	4,488
Prepaid expenses	(34)	28	23
Other assets	127	—	—
Payable for investments purchased	14,973	(56)	(25,688)
Interest payable	3,130	1,025	6,739
Due to adviser for expense support	(632)	(515)	(1,504)
Management fees payable	950	795	835
Directors’ fees payable	32	—	—
Accounts payable and accrued expenses	863	206	1,660
Net cash provided by (used in) operating activities	(297,197)	(369,525)	(427,844)

Cash flows from financing activities:
Proceeds from issuance of common shares	241,657	218,896	174,588
Shareholder distributions	(95,231)	(63,194)	(34,659)
Repurchases of common shares	(33,529)	—	—
Proceeds from secured borrowings	884,150	810,900	762,200
Repayments of secured borrowings	(721,098)	(564,470)	(466,800)
Payments of deferred financing costs	(2,893)	(4,482)	(3,401)
Net cash provided by (used in) financing activities	273,056	397,650	431,928

See Notes to Consolidated Financial Statements

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	(24,141)	28,125	4,084
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,445	39,320	35,236
Cash and Cash Equivalents and Restricted Cash, end of period	$43,304	$67,445	$39,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72,583	$57,965	$17,548
Cash paid during the period for excise taxes	$6	$—	$—

Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$29,468	$22,683	$14,325
Reinvestment of shareholder distributions	$12,262	$9,654	$3,223
The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$2,412	$2,918	$21,698
Cash equivalents	40,842	64,477	17,572
Restricted cash	50	50	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$43,304	$67,445	$39,320

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
Arotech Corporation	(6) (12)	First Lien Term Loan	S + 6.00%	10.69%	10/22/2026	$14,965	$14,459	$14,965	1.54%
Arotech Corporation	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.45%	10/22/2026	728	705	728	0.08%
BlueHalo Global Holdings, LLC (AEgis Technologies)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	10.41%	10/31/2025	19,949	19,888	19,852	2.05%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Term Loan	S + 5.00%	9.36%	7/25/2030	1,567	1,548	1,549	0.16%
ERA Industries, LLC (BTX Precision)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	7/25/2030	898	743	735	0.08%
PAG Holding Corp. (Precision Aviation Group)	(6) (13)	First Lien Term Loan	S + 5.25%	9.58%	12/21/2029	14,889	14,628	14,836	1.53%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/21/2029	4,936	4,894	4,918	0.51%
Signia Aerospace, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 3.00%	7.40%	12/11/2031	122	—	—	—%
Signia Aerospace, LLC	(6) (9)	First Lien Term Loan	S + 3.00%	7.40%	12/11/2031	1,470	1,466	1,467	0.15%
STS Holding, Inc.	(6)	First Lien Term Loan	S + 4.75%	9.08%	10/31/2030	3,865	3,827	3,829	0.39%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.96%	3/1/2029	2,530	2,478	2,530	0.26%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,865	2,830	2,823	0.29%
Total Aerospace & Defense							67,466	68,232	7.04%

Automotive
Covercraft Parent III, Inc.	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,534	7,454	6,701	0.69%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,043	2,061	0.21%
High Bar Brands Operating, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00%	6/19/2030	596	(6)	(8)	—%
JEGS Automotive	(12)	Revolving Loan	S + 6.00%	11.33%	12/22/2029	203	203	203	0.02%
JEGS Automotive	(6)	First Lien Term Loan	S + 6.00%	11.33%	12/22/2029	1,222	1,222	1,222	0.13%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6) (13)	First Lien Term Loan	S + 5.00%	9.39%	4/18/2028	12,563	12,485	12,484	1.29%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Term Loan	S + 5.00%	9.39%	4/18/2028	2,425	2,403	2,410	0.25%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	9.57%	11/1/2028	11,025	10,865	10,908	1.12%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.57%	11/1/2028	3,744	1,108	1,068	0.11%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan	S + 5.00%	9.62%	3/1/2029	7,935	7,883	7,830	0.81%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.46%	3/1/2029	$97	$97	$96	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.61%	3/1/2029	1,707	1,707	1,685	0.17%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.46%	3/1/2029	20,033	19,849	19,767	2.04%
Total Automotive							67,313	66,427	6.85%

Banking, Finance, Insurance, Real Estate
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition Inc)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/1/2029	9,744	9,744	9,620	0.99%
Ascend Partner Services LLC	(12) (13)	First Lien Term Loan	S + 4.50%	8.86%	8/11/2031	7,358	7,286	7,289	0.75%
Ascend Partner Services LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	8/11/2031	12,642	(60)	(119)	(0.01%)
Big Apple Advisory, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	P + 3.50%	11.00%	11/18/2031	4,305	(21)	(41)	—%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	P + 3.50%	11.00%	11/18/2031	1,740	(17)	(17)	—%
Big Apple Advisory, LLC	(12)	First Lien Term Loan	P + 3.50%	11.00%	11/18/2031	8,955	8,866	8,869	0.91%
Cohen Advisory, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.83%	12/31/2031	4,825	(24)	(48)	—%
Cohen Advisory, LLC	(12)	First Lien Term Loan	S + 4.50%	8.83%	12/31/2031	8,685	8,599	8,599	0.88%
Illumifin Corporation (Long Term Care Group)	(6) (9) (12)	First Lien Term Loan	S + 3.27%	11.88%	9/8/2027	7,274	7,257	6,650	0.69%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	10/16/2028	7,100	7,052	7,091	0.73%
Smith & Howard Advisory LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	11/26/2030	2,351	(6)	(23)	—%
Smith & Howard Advisory LLC	(6)	First Lien Term Loan	S + 4.75%	9.11%	11/26/2030	2,915	2,886	2,887	0.30%
Vensure Employer Services, Inc.	(9) (12)	First Lien Term Loan	S + 5.00%	9.34%	9/27/2031	2,733	2,708	2,718	0.28%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.65%	9/27/2031	567	(3)	(3)	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Term Loan	S + 6.00%	10.33%	4/3/2028	14,731	14,720	14,716	1.51%
Total Banking, Finance, Insurance, Real Estate							68,987	68,188	7.03%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Term Loan	S + 5.00%	9.36%	9/10/2030	720	713	713	0.07%
AmerCareRoyal, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	165	—	(2)	—%
AmerCareRoyal, LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	115	114	114	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	12.96%	8/30/2027	$9,300	$9,188	$9,221	0.95%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.72%	6/8/2029	9,000	8,891	8,359	0.86%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (10) (13) (14)	First Lien Term Loan	S + 4.00%	8.47%	6/9/2028	10,518	10,070	10,147	1.05%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.43%	9/28/2027	9,700	9,653	9,700	1.00%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Term Loan	S + 5.50%	9.83%	9/25/2029	17,109	16,829	16,905	1.74%
Commercial Bakeries Corp.	(6) (10)	First Lien Term Loan	S + 5.50%	9.99%	9/25/2029	2,024	2,009	2,000	0.21%
FoodScience, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/14/2031	6,322	(16)	(61)	(0.01%)
FoodScience, LLC	(12)	First Lien Term Loan	S + 4.75%	9.08%	11/14/2031	5,927	5,868	5,870	0.60%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	4,077	4,007	3,963	0.41%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	814	798	791	0.08%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	963	943	937	0.10%
LHS Acquistion, LLC (Summit Hill Foods)	(6)	First Lien Term Loan	S + 5.75%	10.26%	11/29/2029	8,053	7,946	8,024	0.83%
Palmetto Acquisitionco, Inc. (Tech24)	(6)	First Lien Term Loan	S + 5.75%	10.08%	9/18/2029	13,181	12,987	12,986	1.33%
Palmetto Acquisitionco, Inc. (Tech24)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.24%	9/18/2029	4,821	3,091	3,035	0.31%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Term Loan	S + 4.50%	9.58%	12/23/2028	7,023	6,965	6,963	0.72%
Refresh Buyer, LLC (Sunny Sky Products)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	9.58%	12/23/2028	1,773	—	(15)	—%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)		First Lien Term Loan	S + 4.50%	9.24%	7/30/2025	2,820	2,815	2,762	0.28%
Watermill Express, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	7/5/2029	2,374	573	578	0.06%
Watermill Express, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	7/5/2029	3,162	3,162	3,162	0.33%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	6,311	6,256	6,311	0.65%
Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	3,220	3,205	3,220	0.33%
Watermill Express, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.73%	7/5/2029	311	311	311	0.03%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12) (13)	First Lien Term Loan	S + 5.50%	9.75%	4/10/2031	24,369	24,140	24,613	2.54%
Total Beverage, Food & Tobacco							140,518	140,607	14.48%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.86%	9/9/2030	$998	$988	$988	0.10%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00%(Cash) 2.50% (PIK)	5/1/2028	3,269	3,199	3,266	0.34%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/27/2030	19,984	6,361	6,196	0.64%
FirstCall Mechanical Group, LLC	(12) (13)	First Lien Term Loan	S + 4.75%	9.08%	6/27/2030	9,950	9,857	9,856	1.02%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9)	First Lien Term Loan	S + 6.00%	10.43%	12/15/2026	6,400	6,375	6,123	0.63%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.43%	12/15/2026	5,550	5,538	5,310	0.55%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.43%	12/15/2026	2,545	2,545	2,435	0.25%
Hyperion Materials & Technologies, Inc.	(12) (13) (14)	First Lien Term Loan	S + 4.50%	9.06%	8/30/2028	2,627	2,625	2,588	0.27%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	4/9/2030	7,277	7,209	7,138	0.74%
Ovation Holdings, Inc	(6) (13)	First Lien Term Loan	S + 5.00%	9.59%	2/4/2030	7,954	7,824	7,946	0.82%
Ovation Holdings, Inc	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	1,882	1,864	1,880	0.19%
Ovation Holdings, Inc	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	7,901	(78)	(8)	—%
Ovation Holdings, Inc	(12)	First Lien Term Loan	S + 5.00%	9.50%	2/4/2030	948	939	947	0.10%
PT Intermediate Holdings III, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	12,276	12,238	12,352	1.26%
PT Intermediate Holdings III, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	1,106	(1)	7	—%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Term Loan	S + 5.25%	9.79%	4/4/2029	9,524	9,389	9,456	0.97%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	10.14%	4/4/2029	1,831	1,825	1,818	0.19%
Service Logic Acquisition, Inc.	(6) (9)	First Lien Term Loan	S + 3.50%	8.09%	10/29/2027	7,919	7,934	7,939	0.82%
Thermostat Purchaser III, Inc.	(6) (9) (12)	First Lien Term Loan	S + 4.25%	8.58%	8/31/2028	4,635	4,633	4,635	0.48%
Thermostat Purchaser III, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.58%	8/31/2028	2,787	—	—	—%
Vessco Midco Holdings, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 4.75%	9.43%	7/24/2031	13,706	13,570	13,573	1.39%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.43%	7/24/2031	4,569	1,181	1,159	0.12%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.43%	7/24/2031	1,726	(16)	(17)	—%
Total Capital Equipment							105,999	105,587	10.88%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Term Loan	S + 4.75%	9.45%	12/31/2027	$2,040	$2,049	$1,975	0.20%
Chroma Color Corporation	(6)	First Lien Term Loan	S + 6.00%	10.63%	4/23/2029	6,250	6,153	6,205	0.64%
Chroma Color Corporation	(12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.35%	4/23/2029	1,379	1,370	1,369	0.14%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (13)	First Lien Term Loan	S + 4.35%	8.71%	6/30/2028	9,631	9,516	8,132	0.84%
TJC Spartech Acquisition Corp.	(6) (9) (12) (14)	First Lien Term Loan	S + 4.75%	9.41%	5/6/2028	14,617	14,563	10,616	1.09%
Total Chemicals, Plastics, & Rubber							33,651	28,297	2.91%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,239	2,187	2,162	0.22%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,263	4,213	4,114	0.42%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	5,409	5,344	5,221	0.54%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	10/13/2031	3,165	137	123	0.01%
Cobalt Service Partners, LLC	(6) (9)	First Lien Term Loan	S + 4.75%	9.08%	10/13/2031	1,835	1,817	1,818	0.19%
Erie Construction Mid-West, LLC (Erie Construction)	(6) (13)	First Lien Term Loan	S + 4.75%	10.09%	7/30/2027	9,604	9,554	9,604	0.99%
Gannett Fleming, Inc.	(9) (12) (13)	First Lien Term Loan	S + 4.75%	9.23%	8/5/2030	17,824	17,568	17,669	1.83%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.23%	8/5/2030	2,131	(30)	(19)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners, LLC	(6)	First Lien Term Loan	S + 4.75%	9.08%	8/9/2030	8,550	8,466	8,469	0.87%
ICE USA Infrastructure, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	6,572	6,512	6,511	0.67%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9)	First Lien Term Loan	S + 5.75%	10.20%	12/15/2027	9,220	9,118	9,220	0.95%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/15/2027	4,870	4,845	4,870	0.50%
MEI Buyer LLC	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	6/29/2029	11,316	11,130	11,319	1.17%
MEI Buyer LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	6/29/2029	1,810	1,803	1,810	0.19%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.50%	5/7/2030	191	(1)	(2)	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.50%	5/7/2030	2,937	2,900	2,901	0.30%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Term Loan	S + 4.75%	9.24%	12/30/2027	5,229	5,178	5,178	0.53%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	12/30/2027	4,582	4,575	4,582	0.47%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Royal Holdco Corporation (RMA Companies)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.31%	12/30/2027	$3,132	$3,127	$3,132	0.32%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Term Loan	S + 5.75%	10.44%	12/30/2027	3,087	3,053	3,087	0.32%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	10.51%	8/31/2029	6,454	6,376	6,432	0.66%
WSB Engineering Holdings Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.59%	8/31/2029	4,325	3,733	3,743	0.39%
Total Construction & Building							111,577	111,836	11.52%

Consumer Goods: Durable
Halo Buyer, Inc.	(6) (14)	First Lien Term Loan	S + 4.50%	8.96%	6/30/2025	5,607	5,597	5,348	0.55%
XpressMyself.com LLC (SmartSign)	(6) (13)	First Lien Term Loan	S + 5.50%	10.03%	9/7/2028	9,775	9,713	9,775	1.01%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Term Loan	S + 5.75%	10.25%	9/7/2028	4,974	4,900	4,974	0.51%
Total Consumer Goods: Durable							20,210	20,097	2.07%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 4.50%	8.93%	9/10/2027	12,475	12,415	12,475	1.29%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 5.75%	10.18%	9/10/2027	1,706	1,683	1,706	0.18%
Gloves Buyer, Inc. (PIP)	(6) (13)	First Lien Term Loan	S + 4.00%	8.47%	12/29/2027	9,052	9,037	9,052	0.93%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Term Loan	S + 5.25%	9.94%	6/30/2028	6,720	6,677	6,721	0.69%
KL Bronco Acquisition, Inc. (Elevation Labs)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	6/30/2028	3,118	912	931	0.10%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (13)	First Lien Term Loan	S + 5.00%	9.33%	1/8/2030	12,525	12,413	12,650	1.31%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	1/8/2030	3,075	3,075	3,106	0.32%
Ultima Health Holdings, Inc.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,761	1,737	1,761	0.18%
Total Consumer Goods: Non-durable							47,949	48,402	5.00%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (13)	First Lien Term Loan	S + 6.75%	11.43%	10/7/2026	14,284	14,266	13,536	1.40%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6)	First Lien Term Loan	S + 6.75%	11.41%	10/7/2026	113	112	107	0.01%
Five Star Lower Holding LLC (Five Star Packaging)	(6) (13) (14)	First Lien Term Loan	S + 4.25%	8.68%	5/5/2029	7,500	7,421	7,468	0.77%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

good2grow LLC	(6) (13)	First Lien Term Loan	S + 4.50%	9.16%	12/1/2027	$8,699	$8,653	$8,699	0.90%
good2grow LLC	(6) (12)	First Lien Term Loan	S + 5.50%	10.16%	12/1/2027	4,981	4,927	4,981	0.51%
good2grow LLC	(6) (13)	First Lien Term Loan	S + 4.75%	9.41%	12/1/2027	14,266	14,149	14,408	1.48%
Ivex Holdco Inc. (Specialized Packaging Group)	(10)	First Lien Term Loan	S + 5.50%	10.19%	12/17/2027	4,365	4,336	4,333	0.45%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Term Loan	S + 6.25%	10.99%	12/17/2027	6,825	6,777	6,776	0.70%
Ivex Holdco Inc. (Specialized Packaging Group)	(12)	First Lien Term Loan	S + 5.75%	10.49%	12/17/2027	3,291	3,271	3,267	0.34%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (13)	First Lien Term Loan	S + 5.50%	10.19%	12/17/2027	10,153	10,119	10,080	1.04%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.00%	1/6/2029	2,510	2,479	2,366	0.24%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	12.50%	1/6/2029	465	456	460	0.05%
Online Labels Group, LLC	(13)	First Lien Term Loan	S + 5.25%	9.58%	12/19/2029	3,295	3,267	3,295	0.34%
Online Labels Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	403	—	—	—%
Online Labels Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	403	—	—	—%
Total Containers, Packaging & Glass							80,233	79,776	8.23%

Energy: Electricity
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	6/25/2030	22,354	22,142	22,155	2.28%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	6/25/2030	5,912	—	(53)	(0.01%)
US MetalCo Holdings LLC (MGM Transformer Company)	(6) (12)	First Lien Term Loan	S + 5.50%	10.09%	10/31/2029	23,376	23,073	23,511	2.43%
US MetalCo Holdings LLC (MGM Transformer Company)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/31/2029	6,356	6,342	6,393	0.66%
Total Energy: Electricity							51,557	52,006	5.36%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (13)	First Lien Term Loan	S + 5.00%	9.33%	3/27/2030	7,507	7,437	7,439	0.77%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	3,018	3,011	2,990	0.31%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	4,999	(12)	(45)	—%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	6,708	6,600	6,661	0.69%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	3,134	3,121	3,112	0.32%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	6,792	6,766	6,745	0.70%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	$1,718	$1,691	$1,706	0.18%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Term Loan	S + 5.75%	10.44%	11/30/2027	4,822	4,799	4,806	0.50%
NFM & J, L.P. (The Facilities Group)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.37%	11/30/2027	8,950	8,885	8,920	0.92%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	11/30/2027	4,902	4,902	4,885	0.50%
NFM & J, L.P. (The Facilities Group)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.42%	11/30/2027	5,026	561	544	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Term Loan	S + 5.25%	9.94%	8/31/2028	6,581	6,541	6,109	0.63%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (12)	First Lien Term Loan	S + 5.50%	9.83%	7/3/2029	8,464	8,356	8,359	0.86%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.48%	7/3/2029	6,405	4,721	4,654	0.48%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	1,589	1,573	1,569	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.58%	7/3/2029	13,446	—	(167)	(0.02%)
SI Solutions, LLC	(6)	First Lien Term Loan	S + 4.75%	9.34%	8/15/2030	11,872	11,758	11,888	1.22%
SI Solutions, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	8/15/2030	5,601	(13)	7	—%
Total Environmental Industries							80,697	80,182	8.28%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12) (13)	First Lien Term Loan	S + 5.25%	9.84%	7/2/2031	15,673	15,520	15,588	1.60%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.80%	7/2/2031	2,850	189	180	0.02%
AB Centers Acquisition Corporation (Action Behavior Centers)		First Lien Term Loan	S + 5.25%	9.61%	7/2/2031	1,477	1,470	1,469	0.15%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.18%	12/17/2027	7,792	7,748	6,531	0.67%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,266	535	0.06%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	1,972	1,965	780	0.08%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Term Loan	N/A	4.71% (PIK)	1/15/2026	533	533	533	0.05%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	2,396	2,026	581	0.06%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.53%	12/20/2031	2,760	(14)	(27)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bridges Consumer Healthcare Intermediate LLC	(6) (12)	First Lien Term Loan	S + 5.25%	9.53%	12/20/2031	$5,814	$5,756	$5,756	0.59%
Coding Solutions Acquisition, Inc.	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	12,288	12,207	12,193	1.25%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,872	(4)	(14)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.43%	8/7/2031	1,246	1,079	1,081	0.11%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Term Loan	S + 4.25%	8.84%	3/30/2029	3,281	3,242	3,174	0.33%
Eyesouth Eye Care Holdco LLC	(6) (13)	First Lien Term Loan	S + 5.50%	9.96%	10/5/2029	7,398	7,341	7,264	0.75%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.00%	10/5/2029	2,425	2,425	2,381	0.25%
FH DMI Buyer, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	10/11/2030	1,104	(3)	(10)	—%
FH DMI Buyer, Inc.	(6)	First Lien Term Loan	S + 5.00%	9.33%	10/11/2030	1,987	1,968	1,969	0.20%
Genesee Scientific LLC	(6) (9)	First Lien Term Loan	S + 5.75%	10.10%	9/30/2027	5,898	5,870	5,176	0.53%
Genesee Scientific LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.10%	9/30/2027	1,544	1,544	1,355	0.14%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	6,336	6,302	6,183	0.64%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	1,982	1,982	1,934	0.20%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	1,946	—	(47)	—%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	648	—	(16)	—%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	4,933	4,870	4,814	0.50%
GHR Healthcare, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	8,048	7,979	7,854	0.81%
GHR Healthcare, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	3,742	3,710	3,652	0.38%
Health Management Associates, Inc.	(6) (12)	First Lien Term Loan	S + 6.25%	10.82%	3/30/2029	8,264	8,135	8,264	0.85%
Health Management Associates, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.77%	3/30/2029	1,497	715	742	0.08%
Heartland Veterinary Partners LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	3,637	2,222	2,218	0.23%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	10,014	10,014	10,003	1.03%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	2,003	1,984	2,001	0.21%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	10,546	10,452	10,495	1.07%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	12.25%	2/28/2030	5,292	5,169	5,277	0.54%
HMN Acquirer Corp.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/5/2031	2,426	(6)	(23)	—%
HMN Acquirer Corp.	(6)	First Lien Term Loan	S + 4.75%	9.08%	11/5/2031	6,598	6,533	6,535	0.67%
Infucare Rx Inc	(6) (13)	First Lien Term Loan	S + 4.25%	8.68%	1/4/2028	5,788	5,756	5,788	0.60%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	$1,789	$1,757	$1,719	0.18%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	12.25%	2/7/2030	477	473	458	0.05%
Midwest Eye Services, LLC	(6) (13)	First Lien Term Loan	S + 4.50%	8.96%	8/20/2027	8,929	8,886	8,923	0.92%
Promptcare Infusion Buyer, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	2,868	1,430	1,430	0.15%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Term Loan	S + 6.00%	10.44%	9/1/2027	8,120	8,077	8,120	0.84%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	1,265	1,262	1,265	0.13%
QHR Health, LLC	(6) (10) (13)	First Lien Term Loan	S + 5.25%	9.93%	5/28/2027	7,601	7,560	7,675	0.79%
QHR Health, LLC	(6) (10)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.71%	5/28/2027	3,215	3,210	3,246	0.33%
QHR Health, LLC	(6) (13)	First Lien Term Loan	S + 5.25%	9.71%	5/28/2027	3,215	3,180	3,246	0.33%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Term Loan	S + 6.25%	10.63%	9/19/2028	7,833	7,667	7,746	0.80%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	10.80%	9/19/2028	9,609	9,455	9,502	0.98%
Smile Brands Inc.	(12)	Subordinated Debt	S + 9.52%	14.10% (PIK)	4/12/2028	11,396	11,353	9,352	0.96%
SM Wellness Holdings, Inc. (Solis Mammography)	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.35%	4/17/2028	13,022	12,960	12,920	1.32%
Southern Veterinary Partners, LLC	(6) (9) (13) (14)	First Lien Term Loan	S + 3.25%	7.71%	12/4/2031	9,424	9,414	9,502	0.98%
TBRS, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.26%	11/22/2031	2,209	(11)	(21)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.26%	11/22/2030	1,406	71	71	0.01%
TBRS, Inc.	(6) (9)	First Lien Term Loan	S + 4.75%	9.26%	11/22/2031	8,101	8,020	8,023	0.83%
Tidi Legacy Products, Inc.	(6) (9) (12) (13)	First Lien Term Loan	S + 5.25%	9.61%	12/19/2029	15,367	15,234	15,418	1.59%
Tidi Legacy Products, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.61%	12/19/2029	4,085	—	13	—%
VMG Holdings LLC (VMG Health)	(6) (13)	First Lien Term Loan	S + 4.75%	9.33%	4/16/2030	15,892	15,742	15,744	1.61%
VMG Holdings LLC (VMG Health)	(12)	First Lien Term Loan	S + 4.75%	9.08%	4/16/2030	1,139	1,127	1,128	0.12%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	7,312	7,267	7,245	0.75%
Wellspring Pharmaceutical Corporation	(6)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	3,344	3,298	3,314	0.34%
Wellspring Pharmaceutical Corporation	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	1,555	1,547	1,541	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wellspring Pharmaceutical Corporation	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	$3,750	$2,547	$2,526	0.26%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	1,233	1,215	1,222	0.13%
YI, LLC (Young Innovations)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.39%	12/3/2029	16,386	16,249	16,244	1.66%
YI, LLC (Young Innovations)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/3/2029	3,448	—	(30)	—%
Total Healthcare & Pharmaceuticals							308,935	299,711	30.87%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.33%	12/21/2027	11,454	11,426	11,363	1.17%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	12/21/2027	3,120	3,102	3,095	0.32%
Alta Buyer, LLC (GoEngineer)	(9)	First Lien Term Loan	S + 5.00%	9.33%	12/21/2027	5,338	5,290	5,295	0.55%
Cedar Services Group, LLC (Evergreen Services Group II)	(6) (9) (12)	First Lien Term Loan	S + 5.50%	9.83%	10/4/2030	15,994	15,780	15,994	1.65%
Cedar Services Group, LLC (Evergreen Services Group II)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/4/2030	12,931	12,903	12,931	1.33%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	10.09%	8/2/2030	3,830	(17)	25	—%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	3,830	3,811	3,855	0.40%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	22,340	22,230	22,489	2.32%
Eliassen Group, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.08%	4/14/2028	11,947	11,871	11,947	1.23%
Eliassen Group, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.30%	4/14/2028	860	859	860	0.09%
Ensono, Inc.	(6) (12) (14)	First Lien Term Loan	S + 4.00%	8.47%	5/26/2028	14,081	14,046	14,095	1.45%
Exterro, Inc.	(6) (13)	First Lien Term Loan	S + 5.50%	10.12%	6/1/2027	9,474	9,432	9,569	0.99%
Infobase Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.50%	10.03%	6/14/2028	4,287	4,259	4,287	0.44%
North Haven CS Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.25%	10.02%	1/23/2025	5,717	5,717	5,774	0.60%
North Haven CS Acquisition, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.02%	1/22/2027	22,187	22,023	22,409	2.31%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.96%	10/21/2026	4,733	4,713	4,733	0.49%
Quartz Holding Company (Quickbase)	(6) (12) (13)	First Lien Term Loan	S + 3.50%	7.86%	10/2/2028	6,833	6,811	6,803	0.70%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	4,200	4,192	3,934	0.41%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	1,079	1,074	1,010	0.10%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	239	239	224	0.02%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Term Loan	S + 4.50%	8.86%	9/30/2031	685	678	679	0.07%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	9/30/2031	$236	$(1)	$(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.83%	3/31/2031	79	21	21	—%
Smart Wave Technologies, Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	10.74%	11/5/2026	8,725	8,676	7,579	0.78%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00%(PIK)	6/30/2028	1,888	1,866	1,787	0.18%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	811	800	779	0.08%
Solve Industrial Motion Group LLC	(12)	First Lien Term Loan (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,162	2,162	2,046	0.21%
Venture Buyer, LLC (Velosio)	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.84%	3/1/2030	6,201	6,147	6,207	0.64%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.84%	3/1/2030	1,284	—	1	—%
Total High Tech Industries							180,110	179,789	18.53%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	10/31/2031	1,052	(3)	(10)	—%
Davidson Hotel Company LLC	(6)	First Lien Term Loan	S + 5.00%	9.36%	10/31/2031	3,156	3,125	3,126	0.32%
Total Hotel, Game & Leisure							3,122	3,116	0.32%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6)	First Lien Term Loan	S + 5.75%	10.40%	10/23/2028	4,335	4,273	4,339	0.45%
Tinuiti Inc.	(6) (9) (12)	First Lien Term Loan	S + 5.25%	9.68%	12/10/2026	2,918	2,904	2,886	0.30%
Tinuiti Inc.	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.68%	12/10/2026	1,907	1,907	1,886	0.19%
Tinuiti Inc.	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.68%	12/10/2026	9,763	9,763	9,658	1.00%
Total Media: Advertising, Printing & Publishing							18,847	18,769	1.94%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,615	3,568	3,480	0.36%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6)	First Lien Term Loan	S + 1.00%	5.43% (Cash) 4.00% (PIK)	8/12/2027	2,583	2,562	2,107	0.22%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6)	First Lien Term Loan	S + 1.00%	5.43% (Cash) 4.00% (PIK)	8/12/2027	2,939	2,924	2,398	0.25%
MSM Acquisitions, Inc. (Spectrio)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	10.51%	12/9/2026	8,163	8,137	7,301	0.75%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

MSM Acquisitions, Inc. (Spectrio)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.51%	12/9/2026	$2,900	$2,886	$2,594	0.27%
MSM Acquisitions, Inc. (Spectrio)	(9)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.51%	12/9/2026	442	441	396	0.04%
Total Media: Diversified & Production							20,518	18,276	1.89%

Retail
Syndigo LLC	(6)	First Lien Term Loan	S + 4.50%	9.28%	12/15/2027	5,775	5,786	5,775	0.60%
Total Retail							5,786	5,775	0.60%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	4,474	4,401	4,512	0.47%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Term Loan	S + 5.00%	9.43%	10/8/2029	11,333	11,185	11,225	1.16%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.67%	10/8/2029	1,096	298	294	0.03%
Azalea TopCo, Inc. (Press Ganey)	(9) (12) (13) (14)	First Lien Term Loan	S + 3.25%	7.61%	4/30/2031	5,840	5,784	5,864	0.60%
Bounteous, Inc.	(12) (13)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	5,293	5,266	5,287	0.54%
Bounteous, Inc.	(12)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	2,166	2,155	2,164	0.22%
Bounteous, Inc.	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	2,739	2,727	2,736	0.28%
Bounteous, Inc.	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	3,541	3,541	3,537	0.36%
Bullhorn, Inc.	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	10/1/2029	13,671	13,606	13,808	1.42%
Businessolver.com, Inc.	(6) (9)	First Lien Term Loan	S + 5.50%	9.93%	12/1/2027	7,662	7,621	7,662	0.79%
Businessolver.com, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.93%	12/1/2027	1,146	271	274	0.03%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 9.25%	13.86% (PIK)	3/31/2031	1,035	1,016	1,034	0.11%
CDL Marketing Group, LLC (Career Now)	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,742	3,711	2,673	0.28%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	305	304	305	0.03%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	2,271	2,263	2,271	0.23%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.85%	9/24/2026	208	208	208	0.02%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	3,423	3,399	3,423	0.35%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (13)	First Lien Term Loan	S + 5.00%	9.50%	9/15/2028	7,415	7,315	7,342	0.76%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	9/15/2028	$2,360	$2,345	$2,337	0.24%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.81%	9/15/2028	1,555	1,550	1,540	0.16%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (13)	First Lien Term Loan	S + 5.00%	9.48%	9/15/2028	3,431	3,377	3,397	0.35%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.72%	9/15/2028	5,141	4,318	4,290	0.44%
Element 78 Partners, LLC (E78)	(12)	First Lien Term Loan	S + 5.50%	9.96%	12/1/2027	5,543	5,511	5,543	0.57%
Element 78 Partners, LLC (E78)		First Lien Term Loan	S + 5.50%	9.96%	12/1/2027	1,423	1,414	1,423	0.15%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	12/1/2027	15,233	—	—	—%
Element 78 Partners, LLC (E78)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.96%	12/1/2027	4,168	4,144	4,168	0.43%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.97%	12/1/2027	3,524	3,118	3,118	0.32%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9)	First Lien Term Loan	S + 6.25%	10.75%	12/23/2026	9,700	9,637	9,700	1.00%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12) (13)	First Lien Term Loan	S + 6.75%	11.25%	12/23/2026	6,723	6,613	6,794	0.70%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,800	1,760	1,765	0.18%
Gabriel Partners, LLC	(12)	First Lien Term Loan	S + 6.25%	10.73%	9/21/2026	663	657	653	0.07%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	10.91%	9/21/2026	9,096	9,068	8,954	0.92%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.91%	9/21/2026	1,515	1,515	1,492	0.15%
Gabriel Partners, LLC	(6) (9)	First Lien Term Loan	S + 6.25%	10.91%	9/21/2026	3,755	3,741	3,696	0.38%
ImageFirst Holdings, LLC	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.58%	4/27/2028	8,442	8,427	8,442	0.87%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.97%	11/22/2028	3,598	(9)	—	—%
Integrated Power Services Holdings, Inc.	(12)	First Lien Term Loan	S + 4.50%	8.97%	11/22/2028	3,551	3,547	3,551	0.37%
KENG Acquisition, Inc. (Engage PEO)	(6) (9)	First Lien Term Loan	S + 5.00%	9.36%	8/1/2029	9,570	9,446	9,483	0.98%
KENG Acquisition, Inc. (Engage PEO)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	9,285	4,127	4,061	0.42%
KENG Acquisition, Inc. (Engage PEO)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	1,074	(2)	(10)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

KRIV Acquisition, Inc. (Riveron)	(6) (12) (13)	First Lien Term Loan	S + 5.75%	10.08%	7/6/2029	$10,656	$10,407	$10,556	1.09%
KRIV Acquisition, Inc. (Riveron)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	1,598	1,582	1,583	0.16%
LRN Corporation (Lion Merger Sub, Inc.)	(9)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	7,246	7,228	7,193	0.74%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	7,222	7,189	7,170	0.74%
LSCS Holdings, Inc. (Dohmen)	(6) (12) (13) (14)	First Lien Term Loan	S + 4.50%	8.97%	12/16/2028	9,911	9,871	9,991	1.03%
OCM System One Buyer CTB, LLC (System One)	(6) (12)	First Lien Term Loan	S + 3.75%	8.08%	3/2/2028	3,204	3,204	3,204	0.33%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (13)	First Lien Term Loan	S + 5.50%	9.96%	8/22/2029	13,260	13,165	13,025	1.34%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	12.86%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	11.11%	11/30/2028	837	837	837	0.09%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.97%	7/7/2028	13,500	13,252	12,272	1.26%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Term Loan	S + 6.25%	10.68%	6/15/2029	11,845	11,672	11,845	1.22%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.68%	6/15/2029	2,834	2,813	2,834	0.29%
Safety Infrastructure Services Intermediate LLC	(12) (13)	First Lien Term Loan	S + 4.75%	9.08%	7/21/2028	7,103	7,037	7,018	0.72%
Sagebrush Buyer, LLC (Province)	(12) (13)	First Lien Term Loan	S + 5.00%	9.36%	7/1/2030	4,793	4,747	4,748	0.49%
Scaled Agile, Inc.	(6) (9)	First Lien Term Loan	S + 5.50%	9.93%	12/15/2028	7,855	7,804	7,079	0.73%
Scaled Agile, Inc.	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.25%	12/15/2028	386	386	348	0.04%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	6,703	6,654	6,703	0.69%
TSS Buyer, LLC (Technical Safety Services)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	6/22/2029	6,359	4,862	4,922	0.51%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	1,871	1,848	1,871	0.19%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Term Loan	S + 5.00%	9.36%	1/31/2029	6,755	6,657	6,749	0.70%
Transit Buyer, LLC (Propark Mobility)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.37%	1/31/2029	3,108	2,642	2,683	0.28%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.45%	1/31/2029	10,173	10,149	10,164	1.05%
Trilon Group, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	27,756	27,599	27,584	2.84%
Trilon Group, LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.22%	5/25/2029	1,875	1,866	1,863	0.19%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Term Loan	S + 4.75%	9.13%	6/1/2029	8,091	7,975	8,127	0.84%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.30%	6/1/2029	830	825	834	0.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Term Loan	S + 5.50%	10.35%	6/29/2027	$4,535	$4,508	$4,489	0.46%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Term Loan	S + 5.75%	10.27%	6/29/2027	331	328	329	0.03%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (9)	First Lien Term Loan	S + 4.75%	9.08%	7/13/2029	4,939	4,917	4,989	0.51%
Total Services: Business							341,554	340,181	35.05%

Services: Consumer
360 Holdco, Inc. (360 Training)	(13)	First Lien Term Loan	S + 5.00%	9.36%	8/2/2028	3,438	3,408	3,438	0.35%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/2/2028	3,093	—	—	—%
ADPD Holdings LLC (NearU)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	9,307	9,268	8,862	0.91%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	709	—	(34)	—%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	1,427	—	(68)	(0.01%)
AMS Parent, LLC (All My Sons)	(6)	First Lien Term Loan	S + 5.00%	9.47%	10/25/2028	5,204	5,172	5,175	0.53%
Apex Service Partners, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	10/24/2030	154	44	43	—%
Apex Service Partners, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.51%	10/24/2030	155	155	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.51%	10/24/2029	55	37	37	—%
Apex Service Partners, LLC	(9) (12)	First Lien Term Loan	S + 5.00%	9.51%	10/24/2030	633	627	627	0.06%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	872	853	845	0.09%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	666	659	645	0.07%
Excel Fitness Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	9.58%	4/27/2029	9,850	9,766	9,826	1.01%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	4/27/2029	2,371	459	474	0.05%
Legacy Service Partners, LLC		First Lien Term Loan	S + 5.25%	9.75%	1/9/2029	2,934	2,905	2,921	0.30%
Legacy Service Partners, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.25%	9.73%	1/9/2029	10,059	9,908	10,015	1.03%
Legacy Service Partners, LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	1/9/2029	4,688	4,672	4,668	0.48%
Liberty Buyer, Inc. (Liberty Group)	(6) (9)	First Lien Term Loan	S + 5.75%	10.11%	6/15/2028	3,889	3,865	3,842	0.40%
Liberty Buyer, Inc. (Liberty Group)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.93%	6/15/2028	741	292	283	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	2,611	2,577	2,200	0.23%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	226	226	190	0.02%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.25%	3/14/2025	5,284	5,281	5,284	0.54%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

NJEye LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 4.75%	10.25%	3/14/2025	$693	$693	$693	0.07%
NJEye LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.58%	3/14/2025	884	884	884	0.09%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	9.39%	3/14/2025	881	881	881	0.09%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,908	2,852	2,869	0.30%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,681	6,681	6,592	0.68%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,276	4,637	4,554	0.47%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 5.75%	10.18%	6/8/2026	2,477	2,476	2,477	0.26%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	215	215	215	0.02%
North Haven Spartan US Holdco LLC	(11) (13)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	3,260	(7)	—	—%
One World Fitness PFF, LLC	(6)	First Lien Term Loan	S + 5.25%	10.68%	11/26/2025	3,881	3,882	3,781	0.39%
Perennial Services Group, LLC	(6)	First Lien Term Loan	S + 5.50%	10.11%	9/7/2029	6,665	6,586	6,732	0.69%
Perennial Services Group, LLC	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.11%	9/7/2029	5,965	5,958	6,024	0.62%
Wrench Group LLC	(6) (9)	First Lien Term Loan	S + 4.00%	8.59%	10/30/2028	9,975	9,959	9,959	1.03%
Total Services: Consumer							105,871	105,088	10.82%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12) (13)	First Lien Term Loan	S + 5.50%	9.88%	7/18/2028	12,132	12,033	12,162	1.25%
Total Sovereign & Public Finance							12,033	12,162	1.25%

Telecommunications
BCM One, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.89%	11/17/2027	5,713	5,713	5,713	0.59%
BCM One, Inc.	(6)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.96%	11/17/2027	1,808	1,808	1,808	0.19%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.25%	11.09%	4/16/2027	1,810	1,788	1,828	0.19%
MBS Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.59%	4/16/2027	9,950	9,910	9,950	1.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.50%	11.34%	4/16/2027	$1,301	$1,284	$1,314	0.14%
Mobile Communications America, Inc.	(6) (12)	First Lien Term Loan	S + 5.25%	9.86%	10/16/2029	18,320	18,110	18,466	1.90%
Mobile Communications America, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.86%	10/16/2029	5,965	1,102	1,186	0.12%
Sapphire Telecom, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.33%	6/27/2029	19,043	18,867	19,187	1.98%
Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.49%	4/3/2028	7,157	7,114	6,952	0.72%
Total Telecommunications							65,696	66,404	6.86%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,108	1,091	1,083	0.11%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,618	7,494	7,450	0.77%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	258	257	240	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	895	894	832	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	181	181	168	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	4,369	4,361	4,060	0.42%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	1,359	1,355	1,263	0.13%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	10.74%	12/23/2026	9,775	9,675	9,510	0.98%
Kenco PPC Buyer LLC	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,883	21,724	22,073	2.28%
Kenco PPC Buyer LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	3,839	(25)	33	—%
Kenco PPC Buyer LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	4,111	(37)	36	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,944	4,839	4,815	0.50%
SEKO Global Logistics Network, LLC	(12)	First Lien Term Loan	S + 8.00%	12.52%	11/27/2029	427	418	427	0.04%
SEKO Global Logistics Network, LLC	(12)	First Lien Term Loan	S + 12.00%	16.52%	5/27/2030	1,630	1,630	1,630	0.17%
TI Acquisition NC, LLC	(6)	First Lien Term Loan	S + 4.75%	9.03%	3/19/2027	2,751	2,706	2,751	0.28%
Total Transportation: Cargo							56,563	56,371	5.81%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Consumer
American Student Transportation Partners, Inc.	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/11/2029	2,264	2,217	2,212	0.23%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	9.86%	2/14/2031	$10,560	$10,465	$10,464	1.07%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.86%	2/14/2031	3,040	—	(28)	—%
Total Transportation: Consumer							12,682	12,648	1.30%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	8/27/2031	10,460	10,358	10,488	1.08%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/27/2031	2,615	(12)	7	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 5.00%	9.36%	8/27/2031	1,925	848	872	0.09%
DMC Holdco, LLC (DMC Power)	(6)	First Lien Term Loan	S + 5.75%	10.15%	7/13/2029	4,950	4,889	4,979	0.51%
DMC Holdco, LLC (DMC Power)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.15%	7/13/2029	1,671	(3)	10	—%
Pinnacle Supply Partners, LLC	(6)	First Lien Term Loan	S + 6.25%	10.81%	4/3/2030	6,268	6,167	6,168	0.64%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.94%	4/3/2030	3,626	1,362	1,325	0.14%
Total Utilities: Electric							23,609	23,849	2.46%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.34%	2/21/2031	7,837	7,767	7,837	0.81%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	2/21/2031	3,036	333	333	0.03%
Total Utilities: Water							8,100	8,170	0.84%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (13)	First Lien Term Loan	S + 6.50%	11.24%	1/19/2029	7,881	7,766	7,890	0.81%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.50%	11.24%	1/19/2029	1,979	(27)	2	—%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Term Loan	S + 5.75%	10.34%	12/7/2028	6,459	6,365	6,344	0.65%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	12/7/2028	3,363	3,352	3,303	0.34%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Micronics Filtration Holdings, Inc.	(12)	Subordinated Debt	S + 5.50%	13.18%	2/17/2027	2,450	2,416	2,413	0.25%
TPC Wire & Cable Corp.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,269	2,253	2,249	0.23%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	$929	$928	$920	0.09%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,730	1,730	1,714	0.18%
Total Wholesale							24,783	24,835	2.55%

Total Debt Investments							2,064,366	2,044,781	210.74%

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,775	0.18%
Total Aerospace & Defense					1,530	1,775	0.18%

Automotive
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	86	0.01%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	399	0.04%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	404	0.04%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (10) (12)	LP Interests	12/19/2023	303,000	303	376	0.04%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	644	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	974	1,052	0.11%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,961	0.31%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (10) (12)	Common Units	7/13/2022	14,777	$1,860	$2,497	0.26%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12)	Company Unit	10/5/2023	954	954	957	0.10%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	581	0.06%
Total Beverage, Food & Tobacco					3,517	4,035	0.42%

Capital Equipment
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	858	0.09%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Class A Common Units	3/1/2023	148	60	129	0.01%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Series A Preferred Units	3/1/2023	148	148	172	0.02%
E-Tech Holdings partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	714	0.07%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (10) (12)	Common Units	10/5/2022	3,750,000	3,750	6,214	0.64%
Total Capital Equipment					5,207	8,087	0.83%

Construction & Building
Erie Construction, LLC (Erie Construction)	(8) (10) (12)	Common Units	9/3/2021	166	166	535	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,678	0.17%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,180	0.12%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	100	0.01%
Total Construction & Building					2,433	3,493	0.36%

Consumer Goods: Non-durable
FS Parent Holding, LLC (FoodScience LLC)	(8) (12)	Class B Units	3/1/2021	5,168	5	5	—%
FS Parent Holding, LLC (FoodScience LLC)	(8) (12)	Class A Units	3/1/2021	98	98	98	0.01%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	212	0.02%
Total Consumer Goods: Non-durable					273	315	0.03%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	$148	$165	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/12/2022	11,916	1,131	673	0.07%
Total Containers, Packaging & Glass					1,279	838	0.09%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	547	0.06%
MDC Group Holdings, LP (Mosaic Dental)	(8) (10) (12)	AA Equity Co-Invest	2/7/2023	245	245	191	0.02%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	795	0.08%
Total Healthcare & Pharmaceuticals					2,102	1,533	0.16%

High Tech Industries
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	154	0.02%
Total High Tech Industries					313	154	0.02%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	665	0.07%
Total Media: Diversified & Production					853	665	0.07%

Services: Business
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Concord FG Holdings, LP (E78)	(8) (10) (12)	Class A Common Units	12/1/2021	816	860	921	0.10%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	300	0.03%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12)	Class A Common Units	7/17/2023	790	790	697	0.07%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (10) (12)	Class A Common Units	1/31/2023	1,173	$117	$127	0.01%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	768	0.08%
Total Services: Business					3,566	2,813	0.29%

Services: Consumer
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,026	0.11%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	159	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	647	0.07%
Perennial Services Investors LLC (Perennial Services Group)	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	894	0.09%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (10) (12)	Purchased Units	3/31/2022	253	253	48	—%
Total Services: Consumer					2,882	2,774	0.29%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,104	0.11%
Total Sovereign & Public Finance					634	1,104	0.11%

Transportation: Cargo
REP RO Coinvest IV-A, LP (RoadOne)	(8) (12)	Partnership Units	12/29/2022	938,576	939	809	0.07%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	2,820	0.29%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	1,481	0.15%
Total Transportation: Cargo					5,240	5,110	0.51%

Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(8) (12)	Limited Partnership Interest	9/11/2023	102,475	102	162	0.02%
Total Transportation: Consumer					102	162	0.02%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	213	0.02%
Total Utilities: Electric					280	213	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Water
USAW Parent LLC (USA Water)	(8) (10)	Common Units	2/21/2024	4,781	$478	$566	0.06%
Total Utilities: Water					478	566	0.06%

Total Equity Investments					34,209	36,598	3.77%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.27%	40,811,529	$40,812	$40,812	4.20%
First American Government Obligations Fund - Class Z	4.28%	29,771	30	30	—%
Total Cash Equivalents			$40,842	$40,842	4.20%
Total Investments and Cash Equivalents			$2,139,417	$2,122,221	218.71%
_______________
(1)Unless otherwise indicated, all investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a portfolio company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)Refer to Note 3 "Investments" for the geographic composition of investments at cost and fair value.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.33%, 4.31%, 4.25%, and 4.18% respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $970,320 as of December 31, 2024.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 "Organization"), which serve as collateral for the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization (each as defined in the Notes). See Note 6 "Secured Borrowings".
(7)As of December 31, 2024, there are no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2024, the Company held fifty-two restricted securities with an aggregate fair value of $36,598, or 3.77% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 4.71% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 "Commitments and Contingencies".
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands)

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
(13)Denotes that all or a portion of the assets are owned by SPV V (as defined in Note 1 "Organization"). SPV V has entered into a senior secured revolving credit facility (the “Wells Fargo Financing Facility”). The lenders of the Wells Fargo Financing Facility have a first lien security interest in substantially all of the assets of SPV V. Accordingly, such assets are not available to other creditors of the Company.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 4 "Fair Value Measurements" for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of December 31, 2024.

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

OEP Glass Purchaser	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.55%	4/18/2028	$12,563	$12,467	$12,508	1.67%
Randys Holdings, Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	11,138	10,943	10,997	1.47%
Randys Holdings, Inc (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.50%	11.88%	11/1/2028	3,750	—	(47)	(0.01%)
S&S Truck Parts	(6)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	6,858	6,803	6,779	0.91%
S&S Truck Parts	(13)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,159	1,150	1,146	0.15%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	98	—	(1)	—%
S&S Truck Parts (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.19%	3/1/2029	1,724	1,576	1,556	0.21%
Total Automotive							82,339	80,284	10.73%

Banking, Finance, Insurance, Real Estate
Coding Solutions Acquisitions	(6) (9)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	6,432	6,380	6,304	0.84%
Coding Solutions Acquisitions (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.11%	5/11/2028	1,966	1,966	1,927	0.26%
Long Term Care Group	(6) (9) (12)	First Lien Term Loan	S + 1.00%	6.66% (Cash) 6.00% (PIK)	9/8/2027	6,858	6,812	5,916	0.79%
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(9) (12)	First Lien Term Loan	S + 5.75%	11.25%	10/14/2028	7,166	7,109	7,003	0.94%
Risk Strategies (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	11.00%	11/2/2026	14,869	14,869	14,606	1.95%
Vensure Employer Services	(6) (13)	First Lien Term Loan	S + 4.75%	10.12%	3/26/2027	14,656	14,628	14,326	1.92%
World Insurance Associates (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	11.35%	4/3/2028	14,881	14,869	14,841	1.98%
Total Banking, Finance, Insurance, Real Estate							66,633	64,923	8.68%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.60%	9/25/2029	17,282	16,958	16,940	2.27%
Bardstown PPC Holdings LLC	(12)	Subordinated Debt	S + 7.75%	13.18%	8/28/2027	9,300	9,154	9,154	1.22%
Death Wish Coffee	(6) (9) (13)	First Lien Term Loan	S + 4.75%	10.20%	9/28/2027	9,800	9,739	9,800	1.31%
Dessert Holdings		Subordinated Debt	S + 7.25%	12.72%	6/10/2029	9,000	8,874	7,628	1.02%
Fresh Edge	(12)	Subordinated Debt	S + 4.50%	10.07% (Cash) 5.13% (PIK)	4/3/2029	3,853	3,772	3,765	0.50%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.98% (Cash) 5.13% (PIK)	4/3/2029	$914	$891	$893	0.12%
Fresh Edge (Incremental)	(12)	Subordinated Debt	S + 4.50%	9.76% (Cash) 5.13% (PIK)	4/3/2029	769	752	752	0.10%
Handgards	(6) (13)	First Lien Term Loan	S + 7.00%	12.54%	10/14/2026	14,513	14,364	14,513	1.94%
Harvest Hill Beverage Company	(12)	Subordinated Debt	S + 9.00%	14.46%	2/28/2029	3,640	3,540	3,573	0.48%
KSLB Holdings LLC	(13)	First Lien Term Loan	S + 4.50%	10.03%	7/30/2025	2,858	2,844	2,712	0.36%
Palmetto Acquisitionco, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	13,314	13,091	13,085	1.74%
Palmetto Acquisitionco, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.10%	9/18/2029	4,842	1,169	1,103	0.15%
Rise Baking	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.71%	8/13/2027	14,700	14,554	14,852	1.99%
Rise Baking (Delayed Draw)	(9) (12)	First Lien Term Loan	S +5.50%	10.96%	8/13/2027	4,454	4,432	4,400	0.59%
Summit Hill Foods	(6)	First Lien Term Loan	S + 6.00%	11.39%	11/29/2029	9,835	9,689	9,690	1.30%
Sunny Sky Products (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	1,773	—	(17)	—%
Sunny Sky Products	(12) (13)	First Lien Term Loan	S + 5.25%	10.60%	12/23/2028	7,093	7,025	7,026	0.94%
Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	3,256	3,236	3,241	0.43%
Watermill Express, LLC (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.00%	10.50%	4/20/2027	314	315	313	0.04%
Total Beverage, Food & Tobacco							124,399	123,423	16.50%

Capital Equipment
Crete Mechanical Group	(6)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	4,823	4,785	4,708	0.63%
Crete Mechanical Group (Delayed Draw)	(6)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	2,846	2,807	2,778	0.37%
Crete Mechanical Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S +5.00%	10.37%	5/19/2028	7,153	5,710	5,539	0.74%
EFC Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,167	3,083	3,137	0.42%
Heartland Home Services	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	6,467	6,428	6,382	0.85%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	5,608	5,589	5,533	0.74%
Heartland Home Services (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.36%	12/15/2026	2,571	2,571	2,537	0.34%
Ovation Holdings, Inc.	(6) (13)	First Lien Term Loan	S +6.25%	11.78%	2/3/2029	8,035	7,876	7,949	1.06%
Ovation Holdings, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	2/3/2029	1,899	1,535	1,536	0.21%
Precision Surfacing	(12)	First Lien Term Loan	N/A	15.00%	6/30/2024	713	713	713	0.09%
PT Intermediate Holdings III, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.52%	11/1/2028	8,735	8,711	8,664	1.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

PT Intermediate Holdings III, LLC (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 5.98%	11.47%	11/1/2028	$1,068	$1,059	$1,059	0.14%
Repipe Specialists	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,433	2,393	2,207	0.30%
Repipe Specialists (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	901	210	126	0.01%
RTH Buyer LLC (dba Rhino Tool House)	(12) (13)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	8,052	7,902	7,986	1.07%
RTH Buyer LLC (dba Rhino Tool House) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.97%	4/4/2029	1,885	956	949	0.13%
Total Capital Equipment							62,328	61,803	8.26%

Chemicals, Plastics, & Rubber
Ascensus	(12) (15)	Subordinated Debt	S + 6.50%	12.18%	8/2/2029	9,000	8,935	8,691	1.16%
Ascensus Specialties	(6) (9) (13)	First Lien Term Loan	S + 4.25%	9.71%	6/30/2028	9,731	9,589	8,776	1.17%
Boulder Scientific Company LLC	(6)	First Lien Term Loan	S + 4.50%	10.04%	12/28/2025	2,064	2,073	1,996	0.27%
Chroma Color Corporation (dba Chroma Color)	(6) (13)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	6,314	6,197	6,199	0.83%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.41%	4/21/2029	1,379	(12)	(25)	—%
Spartech	(6) (9) (12) (13)	First Lien Term Loan	S + 4.75%	10.16%	5/6/2028	14,768	14,699	11,898	1.59%
Total Chemicals, Plastics, & Rubber							41,481	37,535	5.02%

Construction & Building
Allstar Holdings	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,114	2,053	2,054	0.27%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,043	2,803	2,745	0.37%
Allstar Holdings (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,188	(88)	(175)	(0.02%)
Erie Construction	(6) (13)	First Lien Term Loan	S + 4.75%	10.21%	7/30/2027	10,153	10,083	10,153	1.36%
Gannett Fleming	(6) (13)	First Lien Term Loan	S + 6.60%	11.95%	12/20/2028	9,900	9,730	9,913	1.32%
MEI Rigging & Crating	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	11,431	11,212	11,329	1.51%
MEI Rigging & Crating (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.86%	6/30/2029	1,814	(8)	(16)	—%
Royal Holdco Corporation (Delayed Draw A)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	4,690	4,303	4,246	0.57%
Royal Holdco Corporation (Delayed Draw B)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	3,134	(7)	(45)	(0.01%)
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Royal Holdco Corporation (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 5.75%	11.21%	12/30/2027	$3,118	$3,074	$3,073	0.41%
Sciens Building Solutions, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	9,315	9,183	9,128	1.22%
Sciens Building Solutions, LLC (Delayed Draw)	(6) (9) (11) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	12/15/2027	4,915	3,259	3,193	0.43%
WSB Engineering Holdings Inc.	(12) (13)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	6,519	6,426	6,424	0.86%
WSB Engineering Holdings Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	8/31/2029	4,357	(31)	(64)	(0.01%)
Total Construction & Building							61,992	61,958	8.28%

Consumer Goods: Durable
Halo Buyer Inc	(6) (15)	First Lien Term Loan	S + 4.50%	9.96%	6/28/2025	5,668	5,641	4,284	0.57%
Petmate	(6) (9) (12)	First Lien Term Loan	S + 5.50%	11.23%	9/15/2028	9,825	9,753	5,846	0.78%
Xpressmyself.com LLC (a/k/a SmartSign)	(6) (13)	First Lien Term Loan	S + 5.50%	10.98%	9/7/2028	9,875	9,796	9,701	1.30%
Xpressmyself.com LLC (a/k/a SmartSign)	(6)	First Lien Term Loan	S + 5.75%	11.22%	9/7/2028	5,025	4,932	4,983	0.67%
Total Consumer Goods: Durable							30,122	24,814	3.32%

Consumer Goods: Non-durable
Arcadia Consumer Health	(6) (9) (13)	First Lien Term Loan	S + 4.50%	9.98%	9/10/2027	12,604	12,522	12,192	1.63%
Arcadia Consumer Health (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 5.75%	11.23%	9/10/2027	2,256	2,216	2,251	0.30%
Badger Sportswear Acquisition Inc	(6)	First Lien Term Loan	S + 4.50%	10.03%	1/7/2024	3,800	3,800	3,800	0.51%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	11.73%	3/1/2027	7,744	7,696	7,081	0.95%
FoodScience	(6) (12)	First Lien Term Loan	S + 6.00%	12.23%	3/1/2027	6,880	6,831	6,291	0.84%
Protective Industrial Products (“PIP”)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	10.47%	12/29/2027	4,860	4,684	4,909	0.66%
Elevation Labs	(6) (13)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	6,789	6,733	6,335	0.85%
Elevation Labs (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.23%	6/30/2028	3,125	(24)	(209)	(0.03%)
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	2,505	2,489	2,505	0.33%
Market Performance Group	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	12/29/2026	7,275	7,256	7,275	0.97%
Ultima Health Holdings, LLC	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,734	1,706	1,704	0.23%
Total Consumer Goods: Non-durable							55,909	54,134	7.24%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Containers, Packaging & Glass
B2B Packaging	(6) (13)	First Lien Term Loan	S + 6.75%	12.28%	10/7/2026	$14,696	$14,663	$14,398	1.93%
B2B Packaging (Delayed Draw)	(6)	First Lien Term Loan	S + 6.75%	12.29%	10/7/2026	116	114	114	0.02%
Five Star Packing	(6) (13) (15)	First Lien Term Loan	S + 4.25%	9.63%	5/6/2029	7,576	7,482	7,482	1.00%
Good2Grow	(12) (13)	First Lien Term Loan	S + 5.50%	11.04%	12/1/2027	6,362	6,270	6,362	0.85%
Good2Grow	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	12/1/2027	9,265	9,201	9,137	1.22%
Oliver Packaging	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	1/6/2029	2,510	2,471	2,377	0.32%
Online Labels Group	(13)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	3,328	3,295	3,296	0.44%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Online Labels Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.61%	12/19/2029	403	—	(4)	—%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.23%	12/17/2025	2,983	2,968	2,921	0.39%
Specialized Packaging Group	(6) (7) (10) (13)	First Lien Term Loan	S + 5.50%	11.23%	12/17/2025	7,275	7,236	7,123	0.95%
Specialized Packaging Group (Incremental)	(7) (10) (13)	First Lien Term Loan	S + 6.25%	11.98%	12/17/2025	4,409	4,354	4,375	0.58%
Specialized Packaging Group (Incremental)	(7) (10) (12) (13)	First Lien Term Loan	S + 6.25%	11.78%	12/17/2025	6,894	6,798	6,751	0.90%
Total Containers, Packaging & Glass							64,852	64,328	8.60%

Energy: Electricity
MGM Transformer Company (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	6,388	(16)	(92)	(0.01%)
MGM Transformer Company	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.38%	10/31/2029	23,612	23,259	23,271	3.11%
National Power	(12) (13)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	5,674	5,589	5,593	0.75%
National Power (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.36%	10/20/2029	3,051	(7)	(44)	(0.01%)
Total Energy: Electricity							28,825	28,728	3.84%

Environmental Industries
Impact Environmental Group	(12) (13)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	6,776	6,650	6,721	0.90%
Impact Environmental Group (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	3,166	2,770	2,759	0.37%
Impact Environmental Group (Incremental)	(12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	1,736	1,703	1,722	0.23%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Impact Environmental Group (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.28%	3/23/2029	$6,822	$(32)	$(55)	(0.01%)
Nutrition 101 Buyer LLC (a/k/a 101, Inc.)	(6) (13)	First Lien Term Loan	S + 5.25%	10.73%	8/31/2028	6,648	6,596	6,518	0.87%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	8,550	8,426	8,429	1.13%
Orion Group FM Holdings, LLC (dba Leo Facilities Maintenance) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.65%	7/1/2029	6,429	(15)	(91)	(0.01%)
The Facilities Group	(6) (9)	First Lien Term Loan	S + 5.75%	11.23%	11/30/2027	4,872	4,840	4,847	0.64%
The Facilities Group (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	5,028	—	(25)	—%
The Facilities Group	(9) (13)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	9,051	8,963	9,006	1.20%
The Facilities Group (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.22%	11/30/2027	4,952	4,952	4,927	0.66%
Total Environmental Industries							44,853	44,758	5.98%

Healthcare & Pharmaceuticals
Affinity Hospice	(6) (12)	First Lien Term Loan	S + 4.75%	10.20%	12/17/2027	7,872	7,817	7,048	0.94%
Anne Arundel	(12)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,247	2,656	0.36%
Anne Arundel	(12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	1,972	1,957	1,776	0.24%
Anne Arundel (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	11.00% (PIK)	4/16/2026	2,396	2,022	1,790	0.24%
Forefront Dermatology	(6) (9) (12) (15)	First Lien Term Loan	S + 4.25%	9.63%	4/1/2029	3,315	3,268	3,215	0.43%
Genesee Scientific	(6) (9)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	5,959	5,922	5,839	0.78%
Genesee Scientific (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	9/30/2027	1,560	1,560	1,528	0.20%
GHR Healthcare	(6) (9)	First Lien Term Loan	S + 5.00%	10.50%	12/8/2027	6,401	6,359	6,255	0.84%
GHR Healthcare (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	2,002	2,002	1,957	0.26%
GHR Healthcare (Incremental)	(13)	First Lien Term Loan	S + 5.00%	10.50%	12/9/2027	4,983	4,904	4,869	0.65%
Health Management Associates	(12) (13)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	8,307	8,154	8,233	1.10%
Health Management Associates (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.73%	3/31/2029	1,499	444	460	0.06%
Heartland Veterinary Partners LLC (Incremental)	(12)	Subordinated Debt	S + 7.50%	12.96%	12/10/2027	1,900	1,872	1,875	0.25%
Heartland Veterinary Partners LLC (Incremental) (Delayed Draw)	(12)	Subordinated Debt	S +7.50%	12.96%	12/10/2027	9,500	9,500	9,377	1.25%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

HemaSource Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	$5,292	$5,153	$5,147	0.69%
InfuCare RX	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.95%	1/4/2028	9,248	9,182	9,045	1.21%
MDC Intermediate Holdings II, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,749	1,711	1,690	0.23%
MDC Intermediate Holdings II, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	721	160	143	0.02%
Midwest Eye Consultants	(6) (13)	First Lien Term Loan	S + 4.50%	10.04%	8/20/2027	9,021	8,962	8,790	1.18%
PromptCare	(6) (9) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	8,204	8,121	8,079	1.08%
PromptCare (Delayed Draw)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.46%	9/1/2027	1,278	1,271	1,258	0.17%
Quorum Health Resources, LLC	(6) (13)	First Lien Term Loan	S + 5.75%	11.50%	5/28/2027	7,680	7,627	7,552	1.01%
Quorum Health Resources, LLC (Delayed Draw) (Incremental)	(6) (10) (12)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,240	3,240	0.43%
Quorum Health Resources, LLC (Incremental)	(10) (12) (13)	First Lien Term Loan	S + 6.25%	11.68%	5/28/2027	3,248	3,201	3,240	0.43%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.28%	9/19/2028	8,958	8,729	8,854	1.18%
Sandlot Buyer, LLC (Prime Time Healthcare) (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.52%	9/19/2028	10,122	9,924	10,004	1.34%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(6) (13)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	7,474	7,408	7,382	0.99%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	10/7/2029	2,443	1,558	1,528	0.21%
SM Wellness Holdings, Inc	(6) (12) (13)	First Lien Term Loan	S + 4.75%	10.14%	4/15/2028	14,665	14,573	14,187	1.90%
Thorne HealthTech	(6) (12) (13)	First Lien Term Loan	S + 5.75%	11.10%	10/16/2030	10,652	10,549	10,553	1.41%
TIDI Products	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	15,523	15,368	15,369	2.05%
TIDI Products (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.86%	12/19/2029	4,085	—	(40)	(0.01%)
US Fertility	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/21/2028	12,391	12,084	12,066	1.61%
Wellspring Pharmaceutical	(13)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	3,378	3,323	3,298	0.44%
Wellspring Pharmaceutical (Delayed Draw)	(12)	First Lien Term Loan	S + 5.75%	11.03%	8/22/2028	1,571	1,561	1,534	0.21%
Wellspring Pharmaceutical (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.18%	8/22/2028	3,756	(16)	(55)	(0.01%)
Wellspring Pharmaceutical (Incremental)	(12) (13)	First Lien Term Loan	S + 6.00%	11.18%	8/22/2028	1,246	1,223	1,228	0.16%
Young Innovations (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	3,448	—	(34)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Young Innovations	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.09%	12/1/2029	$16,552	$16,386	$16,391	2.19%
Total Healthcare & Pharmaceuticals							210,326	207,327	27.72%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	8,021	7,870	7,951	1.06%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.35%	6/13/2029	3,225	(15)	(28)	—%
Argano, LLC	(6)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	5,634	5,602	5,510	0.74%
Argano, LLC (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	2,494	2,494	2,440	0.33%
Argano, LLC (Delayed Draw) (Incremental)	(6)	First Lien Term Loan	S + 5.50%	11.69%	6/10/2026	1,705	1,676	1,667	0.22%
Diligent Corporation	(6) (9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	12,469	12,451	12,366	1.65%
Diligent Corporation	(9) (12) (13)	First Lien Term Loan	S + 5.75%	11.28%	7/31/2025	3,387	3,372	3,334	0.45%
Diligent Corporation	(9) (12)	First Lien Term Loan	S + 5.75%	11.28%	8/4/2025	1,476	1,469	1,453	0.19%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	168	168	166	0.02%
Diligent Corporation (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.78%	7/31/2025	106	106	105	0.01%
Eliassen Group LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	10.85%	4/14/2028	12,069	11,976	12,083	1.62%
Eliassen Group LLC (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.85%	4/14/2028	2,771	864	872	0.11%
Evergreen Services Group II (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	13,014	8,495	8,342	1.11%
Evergreen Services Group II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	10/4/2030	16,156	15,917	15,926	2.13%
Exterro	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	11.03%	6/1/2027	9,474	9,462	9,503	1.27%
Fineline Merger	(12)	Subordinated Debt	S + 9.26%	14.61%	8/22/2028	2,453	2,427	2,453	0.33%
Go Engineer	(6) (9) (13)	First Lien Term Loan	S + 5.38%	10.87%	12/21/2027	11,572	11,490	11,409	1.53%
Go Engineer (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.38%	10.87%	12/21/2027	3,152	3,130	3,107	0.42%
Infinite Electronics (Incremental)	(6) (9) (13)	First Lien Term Loan	S + 6.25%	11.88%	3/2/2028	6,313	6,152	6,100	0.82%
Infobase Acquisition, Inc.	(6) (13)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	4,331	4,297	4,297	0.57%
Infobase Acquisition, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	10.93%	6/14/2028	721	—	(6)	—%
ITSavvy LLC	(6) (13)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	7,794	7,730	7,794	1.04%
ITSavvy LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.89%	8/8/2028	1,049	883	891	0.12%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

North Haven CS Acquisition Inc	(6)	First Lien Term Loan	S + 5.25%	10.78%	1/23/2025	$5,787	$5,787	$5,787	0.77%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	9.99%	10/21/2026	4,733	4,704	4,708	0.63%
Revalize (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	4,243	4,232	4,064	0.54%
Revalize (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 5.75%	11.21%	4/15/2027	1,090	1,083	1,044	0.14%
Revalize (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.25%	4/15/2027	244	243	234	0.03%
SmartWave	(6) (12)	First Lien Term Loan	S + 6.00%	11.53%	11/5/2026	9,214	9,145	7,744	1.04%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	1,786	1,760	1,700	0.23%
Solve Industrial Motion Group	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/28/2028	763	749	739	0.10%
Solve Industrial Motion Group (Delayed Draw)	(12)	Subordinated Debt	N/A	5.00% (Cash) 8.00% (PIK)	6/30/2028	2,046	2,046	1,947	0.26%
Total High Tech Industries							147,765	145,702	19.48%

Media: Advertising, Printing & Publishing
Tinuiti	(6) (9)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	2,948	2,928	2,823	0.38%
Tinuiti (Delayed Draw)	(6) (9)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	1,926	1,926	1,845	0.25%
Tinuiti (Delayed Draw) (Incremental)	(6) (12)	First Lien Term Loan	S + 5.25%	10.70%	12/10/2026	9,863	9,863	9,445	1.26%
Wpromote	(13)	First Lien Term Loan	S + 5.75%	11.19%	10/21/2028	4,379	4,304	4,344	0.58%
Wpromote (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.19%	10/21/2028	588	(4)	(5)	—%
Total Media: Advertising, Printing & Publishing							19,017	18,452	2.47%

Media: Diversified & Production
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.96%	8/12/2027	2,887	2,867	2,752	0.37%
Corporate Visions	(6)	First Lien Term Loan	S + 4.50%	9.96%	8/12/2027	2,538	2,509	2,419	0.32%
Spectrio II	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	8,143	8,100	7,556	1.01%
Spectrio II (Delayed Draw)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	2,893	2,875	2,684	0.36%
Spectrio II (Delayed Draw)	(9) (13)	First Lien Term Loan	S + 6.00%	6.50% (Cash) 5.00% (PIK)	12/9/2026	441	440	407	0.06%
Total Media: Diversified & Production							16,791	15,818	2.12%
Retail
Syndigo	(6)	First Lien Term Loan	S + 4.50%	9.97%	12/14/2027	5,835	5,850	5,747	0.77%
Total Retail							5,850	5,747	0.77%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Business
ALKU Intermediate Holdings, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.61%	5/23/2029	$4,519	$4,434	$4,480	0.60%
Apex Companies Holdings, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	3,964	3,879	3,953	0.53%
Apex Companies Holdings, LLC (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	1/31/2029	1,197	69	79	0.01%
ARMstrong (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	3,847	(28)	(55)	(0.01%)
ARMstrong	(6) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	10/6/2029	11,447	11,279	11,284	1.51%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.47%	9/30/2027	10,000	9,858	10,000	1.34%
Big Truck Rental	(12)	Subordinated Debt	S + 8.00%	13.47%	9/30/2027	2,500	2,500	2,500	0.33%
Bounteous	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	5,347	5,310	5,083	0.68%
Bounteous	(6) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	2,189	2,173	2,080	0.28%
Bounteous (Delayed Draw)	(6) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	2,768	2,750	2,631	0.35%
Bounteous (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.25%	10.74%	8/2/2027	4,467	—	(221)	(0.03%)
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,483	3,424	3,369	0.45%
Bullhorn Inc	(6) (9) (12) (13)	First Lien Term Loan	S + 5.75%	10.96%	9/30/2026	13,706	13,609	13,706	1.83%
BusinesSolver	(6) (9) (12)	First Lien Term Loan	S + 5.50%	10.96%	12/1/2027	7,741	7,686	7,738	1.03%
BusinesSolver (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	10.96%	12/1/2027	1,149	176	179	0.02%
Career Now	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/27/2027	3,277	3,237	2,425	0.32%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	308	306	308	0.04%
Cornerstone Advisors of Arizona LLC	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	2,295	2,283	2,295	0.31%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	11.07%	9/24/2026	210	210	210	0.03%
CrossCountry Consulting	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	8,174	8,037	8,217	1.10%
CrossCountry Consulting (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.75%	11.21%	6/1/2029	3,320	(26)	17	—%
D&H United Fueling Solutions	(6) (13)	First Lien Term Loan	S + 5.50%	11.03%	9/16/2028	7,491	7,368	7,290	0.97%
D&H United Fueling Solutions (Delayed Draw)	(6)	First Lien Term Loan	S + 5.50%	11.03%	9/16/2028	2,384	2,365	2,320	0.31%
D&H United Fueling Solutions (Delayed Draw) (Incremental)	(11) (12)	First Lien Term Loan	S + 6.00%	11.50%	9/16/2028	1,567	(7)	(13)	—%
D&H United Fueling Solutions (Incremental)	(6) (13)	First Lien Term Loan	S + 6.00%	11.50%	9/16/2028	3,465	3,401	3,436	0.46%
E78	(6)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	5,600	5,560	5,489	0.74%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

E78	(13)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	$1,438	$1,426	$1,409	0.19%
E78 (Delayed Draw)	(6) (13)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	4,210	4,180	4,127	0.55%
E78 (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.75%	11.21%	12/1/2027	3,550	979	909	0.12%
Evergreen Services Group	(6) (9) (12) (13)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	11,966	11,766	11,733	1.57%
Evergreen Services Group (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 6.25%	11.70%	6/15/2029	2,863	2,839	2,807	0.38%
Gabriel Partners LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	9,192	9,144	9,192	1.23%
Gabriel Partners LLC (Delayed Draw)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	1,531	1,531	1,531	0.20%
Gabriel Partners LLC (Incremental)	(9) (13)	First Lien Term Loan	S + 5.75%	11.53%	9/21/2026	3,794	3,771	3,794	0.51%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(9) (12) (13)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	9,667	9,526	9,528	1.27%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.25%	11.60%	8/1/2029	9,314	1,179	1,067	0.14%
KRIV Acquisition, Inc	(6) (12) (13)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	10,764	10,476	10,453	1.40%
KRIV Acquisition, Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	11.85%	7/6/2029	1,607	(19)	(46)	(0.01%)
Lion Merger Sub Inc	(9) (13)	First Lien Term Loan	S + 6.00%	11.45%	12/17/2025	7,342	7,308	7,259	0.97%
Lion Merger Sub Inc (Incremental)	(9) (12) (13)	First Lien Term Loan	S + 6.00%	11.45%	12/17/2025	7,317	7,252	7,234	0.97%
LSCS Holdings Inc.	(6) (13) (15)	First Lien Term Loan	S + 4.50%	9.86%	12/16/2028	9,800	9,762	9,675	1.30%
LYNX FRANCHISING, LLC	(6) (9)	First Lien Term Loan	S + 6.75%	12.47%	12/23/2026	9,800	9,725	9,699	1.30%
Micronics	(12)	Subordinated Debt	S + 5.25%	10.00%	2/17/2027	2,450	2,401	2,401	0.32%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	13.39%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	7.32% (Cash) 4.75% (PIK)	5/30/2028	837	837	837	0.11%
Phaidon International	(6) (7) (10) (12) (13)	First Lien Term Loan	S + 5.50%	10.96%	8/22/2029	14,010	13,892	14,010	1.88%
Plaze	(12)	Subordinated Debt	S + 7.50%	12.97%	7/7/2028	13,500	13,201	12,465	1.67%
Scaled Agile	(6) (9)	First Lien Term Loan	S +5.50%	10.95%	12/16/2028	7,936	7,875	7,623	1.02%
Scaled Agile (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.50%	10.95%	12/16/2028	390	390	375	0.05%
Smile Brands	(12)	Subordinated Debt	S + 8.50%	14.99% (PIK)	4/12/2028	9,947	9,866	8,665	1.16%
Soliant Health	(6)	First Lien Term Loan	S + 4.00%	9.47%	4/1/2028	2,628	2,615	2,628	0.35%
Technical Safety Services	(6) (13)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,772	6,716	6,712	0.90%
Technical Safety Services (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	6,404	3,903	3,918	0.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Technical Safety Services (Incremental)	(12)	First Lien Term Loan	S + 5.50%	11.00%	6/22/2029	$1,890	$1,863	$1,873	0.25%
TouchTunes Interactive	(6) (13) (15)	First Lien Term Loan	S + 5.00%	10.35%	4/2/2029	9,875	9,793	9,825	1.31%
Transit Buyer LLC (dba“Propark”)	(6) (13)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	6,823	6,705	6,801	0.91%
Transit Buyer LLC (dba“Propark”) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.69%	1/31/2029	3,125	1,275	1,318	0.18%
Trilon Group, LLC	(13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	2,978	2,958	2,939	0.39%
Trilon Group, LLC	(6) (13)	First Lien Term Loan	S + 6.25%	11.75%	5/27/2029	7,406	7,345	7,311	0.98%
Trilon Group, LLC	(12) (13)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	3,733	3,661	3,685	0.49%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	7,425	7,425	7,330	0.98%
Trilon Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	1,985	1,985	1,959	0.26%
Trilon Group, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.25%	11.78%	5/27/2029	6,373	1,935	1,884	0.25%
Vital Records Control	(6) (9)	First Lien Term Loan	S + 5.50%	11.14%	6/29/2027	4,582	4,544	4,515	0.60%
Vital Records Control	(9) (13)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	151	149	150	0.02%
Vital Records Control (Delayed Draw)	(9) (12)	First Lien Term Loan	S + 5.75%	11.12%	6/29/2027	183	181	182	0.03%
Total Services: Business							302,368	298,732	39.94%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	8,474	8,474	7,920	1.06%
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,577	—	(103)	(0.01%)
ADPD Holdings, LLC (a/k/a NearU) (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 6.00%	11.68%	8/16/2028	1,714	—	(112)	(0.01%)
All My Sons	(6)	First Lien Term Loan	S + 4.75%	10.36%	10/25/2028	5,261	5,222	5,206	0.69%
COP Exterminators Acquisition, Inc.	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	838	816	816	0.11%
COP Exterminators Acquisition, Inc. (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	652	(8)	(17)	0.00%
Excel Fitness	(6) (13)	First Lien Term Loan	S + 5.25%	10.75%	4/29/2029	9,875	9,778	9,616	1.29%
Fairway Lawns	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,730	2,662	2,659	0.35%
Fairway Lawns (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,287	5,867	5,704	0.76%
Legacy Service Partners, LLC (“LSP”)	(6) (12) (13)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	10,161	9,983	10,306	1.38%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Legacy Service Partners, LLC (“LSP”) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	12.00%	1/9/2029	$4,734	$3,949	$4,037	0.54%
Liberty Buyer	(9) (13)	First Lien Term Loan	S + 5.50%	11.18%	6/15/2028	3,929	3,898	3,945	0.53%
Liberty Buyer (Delayed Draw)	(9) (11) (12)	First Lien Term Loan	S + 5.50%	11.18%	6/15/2028	744	295	298	0.04%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	5,340	5,331	5,283	0.71%
NJEye LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	700	700	692	0.09%
NJEye LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 4.75%	10.39%	3/14/2025	1,373	883	870	0.12%
NJEye LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 4.75%	10.44%	3/14/2025	890	890	881	0.12%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 6.25%	11.63%	6/6/2025	2,503	2,501	2,497	0.33%
North Haven Spartan US Holdco LLC (Delayed Draw)	(6)	First Lien Term Loan	S + 6.25%	11.63%	6/6/2025	217	217	217	0.03%
One World Fitness PFF LLC	(6)	First Lien Term Loan	S + 5.25%	10.70% (Cash) 1.00% (PIK)	11/26/2025	3,872	3,873	3,637	0.48%
Perennial Services, Group, LLC	(6) (13)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	6,733	6,637	6,634	0.89%
Perennial Services, Group, LLC (Delayed Draw)	(12)	First Lien Term Loan	S + 6.00%	11.49%	9/8/2029	6,025	6,011	5,937	0.79%
Total Services: Consumer							77,979	76,923	10.29%

Sovereign & Public Finance
LMI Consulting, LLC (LMI)	(13)	First Lien Term Loan	S + 6.50%	11.90%	7/18/2028	4,351	4,280	4,370	0.59%
LMI Consulting, LLC (LMI) (Incremental)	(6)	First Lien Term Loan	S + 6.50%	11.89%	7/18/2028	4,938	4,938	4,959	0.66%
Total Sovereign & Public Finance							9,218	9,329	1.25%

Telecommunications
BCM One	(6)	First Lien Term Loan	S + 4.50%	9.96%	11/17/2027	6,074	6,074	5,966	0.80%
BCM One (Delayed Draw)	(6)	First Lien Term Loan	S + 4.50%	9.96%	11/17/2027	1,827	1,827	1,794	0.24%
MBS Holdings, Inc.	(9) (13)	First Lien Term Loan	S + 6.25%	11.71%	4/16/2027	1,828	1,797	1,824	0.24%
Mobile Communications America Inc	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	18,505	18,232	18,241	2.44%
Mobile Communications America Inc (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.35%	10/16/2029	5,970	(43)	(85)	(0.01%)
Momentum Telecom II	(6) (9) (13)	First Lien Term Loan	S + 5.75%	11.21%	4/16/2027	10,054	9,992	9,891	1.32%
Momentum Telecom II (Incremental)	(9) (12)	First Lien Term Loan	S + 6.50%	11.96%	4/16/2027	1,314	1,290	1,320	0.18%
Sapphire Telecom Inc	(6) (9)	First Lien Term Loan	S + 6.00%	11.53%	11/20/2025	6,650	6,627	6,650	0.89%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 5.50%	11.04%	4/1/2028	$7,157	$7,105	$6,515	0.87%
Total Telecommunications							52,901	52,116	6.97%

Transportation: Cargo
FSK Pallet Holding Corp. (DBA Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	11.53%	12/23/2026	9,875	9,725	9,616	1.29%
Kenco Group, Inc.	(6) (13)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	8,498	8,349	8,498	1.14%
Kenco Group, Inc. (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 5.00%	10.39%	11/15/2029	1,416	(24)	—	—%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	258	257	254	0.03%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.00%	11.54%	5/3/2025	895	891	877	0.12%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	181	180	178	0.02%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(6) (9)	First Lien Term Loan	S + 6.50%	12.04%	5/3/2025	4,367	4,350	4,306	0.57%
Quantix (f/k/a A&R Logistics Holdings, Inc.) (Incremental)	(9) (13)	First Lien Term Loan	S + 6.50%	11.90%	5/3/2025	1,359	1,343	1,340	0.18%
RoadOne (Delayed Draw)	(11) (12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	1,397	(18)	(28)	—%
RoadOne	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,699	4,579	4,604	0.62%
SEKO Global Logistics	(12)	Subordinated Debt	S + 9.00%	6.04% (Cash) 4.50% (PIK)	6/30/2027	5,840	5,765	5,676	0.76%
SEKO Global Logistics	(12)	Subordinated Debt	S + 9.00%	9.86% (Cash) 4.50% (PIK)	6/30/2027	4,053	3,997	3,939	0.53%
SEKO Global Logistics	(6)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	1,125	1,118	1,115	0.15%
SEKO Global Logistics (Delayed Draw)	(12)	Subordinated Debt	S + 9.00%	6.04% (Cash) 4.50% (PIK)	6/30/2027	912	912	887	0.12%
SEKO Global Logistics (Delayed Draw) (Incremental)	(12)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	4,485	4,485	4,444	0.59%
SEKO Global Logistics (Incremental)	(6) (13)	First Lien Term Loan	S + 5.00%	10.72%	12/30/2026	1,517	1,506	1,503	0.20%
TI ACQUISITION NC LLC	(6)	First Lien Term Loan	S + 4.75%	10.08%	3/19/2027	2,780	2,719	2,642	0.35%
Total Transportation: Cargo							50,134	49,851	6.67%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Consumer
American Student Transportaton Partners, Inc	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.50% (PIK)	9/11/2029	$2,081	$2,027	$2,026	0.27%
Total Transportation: Consumer							2,027	2,026	0.27%

Utilities: Electric
DMC HoldCo LLC (DMC Power)	(6) (12) (13)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	5,000	4,927	4,981	0.67%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.39%	7/13/2029	1,671	(4)	(7)	—%
Pinnacle Supply Partners, LLC	(6) (13)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	6,332	6,214	6,287	0.84%
Pinnacle Supply Partners, LLC (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.00%	11.47%	4/3/2030	3,636	(30)	(26)	—%
TPC Wire & Cable	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	2/16/2028	2,240	2,220	2,215	0.29%
TPC Wire & Cable (Delayed Draw)	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	913	911	902	0.12%
Total Utilities: Electric							14,238	14,352	1.92%

Wholesale
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS)	(6) (13)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	7,961	7,822	7,973	1.06%
INS Intermediate II, LLC (Ergotech Controls, Inc. – d/b/a INS) (Delayed Draw)	(11) (12)	First Lien Term Loan	S + 6.50%	12.03%	1/20/2029	1,979	(34)	3	—%
ISG Merger Sub, LLC (dba Industrial Service Group)	(6) (13)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	6,525	6,412	6,569	0.88%
ISG Merger Sub, LLC (dba Industrial Service Group) (Delayed Draw)	(12)	First Lien Term Loan	S + 6.25%	11.60%	12/7/2028	3,397	3,383	3,420	0.46%
Total Wholesale							17,583	17,965	2.40%

Total Debt Investments							1,640,574	1,610,879	215.39%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialist, Inc)	(8) (12) (14) (16)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,614	0.22%
Total Aerospace & Defense					1,530	1,614	0.22%

Automotive
Covercraft	(8) (12) (14)	Covercraft Equity	8/20/2021	768	768	357	0.05%
High Bar Brands	(8) (10) (12) (14)	Class A Units	12/19/2023	303,000	303	303	0.04%
S&S Truck Parts	(8) (12) (14)	Partnership Units	3/31/2022	4	378	299	0.04%
S&S Truck Parts	(8) (12) (14)	Pegasus Units	8/1/2022	78,541	79	62	0.01%
Total Automotive					1,528	1,021	0.14%

Beverage, Food & Tobacco
Bardstown PPC Holdings LLC	(8) (10) (12)	Common	7/13/2022	14,777	1,860	2,114	0.28%
Fresh Edge - Common	(8) (12) (14)	Class B Common Units	10/3/2022	667	—	99	0.01%
Fresh Edge - Preferred	(8) (12) (14)	Class A Preferred Units	10/3/2022	667	667	745	0.10%
Tech24	(8) (12) (14)	Company Unit	10/5/2023	954	954	954	0.13%
Total Beverage, Food & Tobacco					3,481	3,912	0.52%

Capital Equipment
Crete Mechanical Group	(8) (12) (14)	Equity Co-Investment	5/7/2022	23	230	534	0.07%
EFC Holdings, LLC	(8) (10) (12) (14)	Class A Common Units	2/28/2023	148	60	113	0.02%
EFC Holdings, LLC	(8) (10) (12) (14)	Series A Preferred Units	2/28/2023	148	148	158	0.02%
Precision Surfacing - Common	(8) (10) (12) (14)	Common Units	10/3/2022	3,750,000	3,750	6,513	0.87%
Repipe Specialists	(8) (12) (14)	Purchased Units	3/18/2022	239	239	6	—%
Total Capital Equipment					4,427	7,324	0.98%

Construction & Building
Erie Construction	(8) (12)	Common	7/27/2021	166	166	606	0.08%
Gannett Fleming	(8) (12) (14)	Series F Units	5/26/2023	569,505	570	830	0.11%
Gannett Fleming	(8) (12) (14) (16)	Limited Partnership Interests	12/20/2022	424,742	425	619	0.08%
Total Construction & Building					1,161	2,055	0.27%

Consumer Goods: Non-durable
FoodScience	(8) (12) (14)	Class B Units	3/1/2021	5,168	5	—	—%
FoodScience	(8) (12) (14)	Class A Units	3/1/2021	98	98	51	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ultima Health Holdings, LLC	(8) (12) (14)	Preferred Units	9/12/2022	15	$170	$158	0.02%
Total Consumer Goods: Non-durable					273	209	0.03%

Containers, Packaging & Glass
Oliver Packaging	(8) (12) (14)	Class A Common Units	7/6/2022	10,230	1,023	640	0.09%
Specialized Packaging Group	(7) (8) (10) (12) (14)	Class A Units	12/17/2020	147,708	148	182	0.02%
Total Containers, Packaging & Glass					1,171	822	0.11%

Healthcare & Pharmaceuticals
AG MDC Holdings, Inc	(8) (10) (12) (14)	Class A2 Units (Common)	2/7/2023	245	245	177	0.02%
Anne Arundel	(8) (12) (14)	AA Equity Co-Invest	9/14/2023	12,175	880	2	—%
Health Management Associates	(8) (12) (14)	Class A Common Units	3/31/2023	399,904	400	427	0.06%
REP HS Topco Holdings (HemaSource Inc.)	(8) (12) (14)	LP Interests	8/31/2023	577,000	577	645	0.09%
Total Healthcare & Pharmaceuticals					2,102	1,251	0.17%

High Tech Industries
ITSavvy LLC	(8) (12) (14)	Class A Common Units	8/8/2022	522	522	1,250	0.17%
Solve Industrial Motion Group	(8) (12) (14)	Solve Industrial Equity	6/30/2021	313	313	210	0.03%
Total High Tech Industries					835	1,460	0.20%

Services: Business
Apex Companies Holdings, LLC	(8) (10) (12) (14)	Class A Membership Interests	1/31/2023	1,173	117	127	0.02%
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	888	0.12%
Career Now	(8) (12) (14)	Series B Limited Partnership Units	10/14/2023	222	22	—	—%
Career Now	(8) (12) (14)	Common Equity	9/30/2021	624	624	—	—%
E78	(8) (12) (14)	Class A Common Units	12/1/2021	816	860	835	0.11%
KRIV Acquisition, Inc	(8) (12) (14)	Class A Units	7/17/2023	790	790	930	0.12%
Output Services Group, Inc.	(8) (10) (12) (14)	Class A Units	11/30/2023	47,021	833	833	0.11%
Total Services: Business					4,099	3,613	0.48%

Services: Consumer
ADPD Holdings, LLC (a/k/a NearU)	(8) (9) (12) (14)	Limited Partnership Interests	8/8/2022	2,432	243	156	0.02%
COP Exterminators Investment, LLC	(8) (12) (14)	Class A Units	7/31/2023	997,000	1,117	1,163	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Legacy Service Partners, LLC (“LSP”)	(8) (12) (14)	Class B Units	1/9/2023	4,907	$491	$544	0.07%
Perennial Services Investors LLC	(8) (10) (12) (14)	Class A Units	9/8/2023	7,784	778	1,077	0.14%
Total Services: Consumer					2,629	2,940	0.39%

Sovereign & Public Finance
LMI Renaissance	(8) (12) (14)	Limited Partnership Interests	7/18/2022	633,980	634	1,370	0.18%
Total Sovereign & Public Finance					634	1,370	0.18%

Transportation: Cargo
RoadOne - Common	(8) (12) (14)	Partnership Units	12/29/2022	1,173,220	939	1,525	0.20%
SEKO Global Logistics	(8) (12)	Seko Equity Co-Invest	12/30/2020	671,203	332	1,221	0.16%
Total Transportation: Cargo					1,271	2,746	0.36%

Transportation: Consumer
ASTP Holdings Co-Investment LP	(8) (12) (14)	Limited Partnership Interest	9/11/2023	173,844	174	189	0.03%
Total Transportation: Consumer					174	189	0.03%

Utilities: Electric
Pinnacle Supply Partners, LLC	(8) (12) (14)	Subject Partnership Units	4/3/2023	279,687	280	281	0.04%
Total Utilities: Electric					280	281	0.04%

Total Equity Investments					25,595	30,807	4.12%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cash Equivalents
BlackRock Liquidity Funds Treasury	5.18%	46,784	$46,784	$46,784	6.26%
First American Government Obligations Fund	5.19%	32	32	32	—%
U.S. Bank National Association Money Market Deposit Account	2.05%	17,661	17,661	17,661	2.36%
Total Cash Equivalents			$64,477	$64,477	8.62%
Total Investments and Cash Equivalents			$1,730,646	$1,706,163	228.13%
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
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee also may base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the years ended December 31, 2024, 2023, and 2022 the Company earned $8,299, $3,644, and $789 respectively, in PIK income provisions, representing 3.70%, 2.25%, and 0.96% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2024, 2023, and 2022, the Company earned $614, $101, and $225 respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2024, 2023, and 2022 the Company earned other income of $2,031, $1,143, and $1,571 respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2024, the Company had one portfolio company on non-accrual status with an aggregate fair value of $1,896 which represented approximately 0.09% of total investments at fair value. As of December 31, 2023, there were no portfolio companies on non-accrual.

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
Offering Costs
Offering costs associated with the Private Offerings were recognized as a deferred charge on the consolidated statement of assets and liabilities and amortized on a straight-line basis over 12 months. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the years ended December 31, 2024, 2023, and 2022 the Company incurred offering costs of $0, $23, and $82 respectively.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, CLO-III, SPV IV and SPV V are disregarded entities for tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the years ended December 31, 2024 and 2023, the Company incurred $551 and $6 of excise tax expense, respectively. For the year ended December 31, 2022, the Company did not incur any excise tax expense.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Segment Reporting
The Company is externally managed and has a single reportable segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), which derives investment income from its portfolio of investments. The Company's accounting policies are further described above in Note 2, Significant Accounting Policies. The chief operating decision makers assesses performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 10, Consolidated Financial Highlights. The Company's chief operating decision makers are the Company's investment committee, which is comprised of senior investment personnel of the Churchill investment teams, and the chief executive officer and chief financial officer. Subject to the overall supervision of the Company's board of directors, Churchill manages the day-to-day operations of, and provides investment advisory and management services to, the Company. All investment decisions for the Company require the unanimous approval of the members of the investment committee. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the chief operating decision makers.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. INVESTMENTS
As of December 31, 2024 and December 31, 2023, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,893,409	$1,885,643	90.59%	$1,450,120	$1,427,492	86.95%
Subordinated Debt[1]	170,957	159,138	7.65%	190,454	183,387	11.17%
Equity Investments	34,209	36,598	1.76%	25,595	30,807	1.88%
Total	$2,098,575	$2,081,379	100.00%	$1,666,169	$1,641,686	100.00%
_____________________
1As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt at fair value and second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and $4,357 of structured debt at amortized cost.
As of December 31, 2023, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt at fair value and second lien term loans and/or second lien notes of $100,711, mezzanine debt of $86,495 and $3,247 of structured debt at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2024 and December 31, 2023 was as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Industry	December 31, 2024	December 31, 2023
Aerospace & Defense	3.36%	3.13%
Automotive	3.33%	4.95%
Banking, Finance, Insurance & Real Estate	3.28%	3.95%
Beverage, Food & Tobacco	6.95%	7.76%
Capital Equipment	5.46%	4.21%
Chemicals, Plastics & Rubber	1.36%	2.29%
Construction & Building	5.54%	3.90%
Consumer Goods: Durable	0.97%	1.51%
Consumer Goods: Non-durable	2.34%	3.31%
Containers, Packaging & Glass	3.87%	3.97%
Energy: Electricity	2.50%	1.75%
Environmental Industries	3.85%	2.73%
Healthcare & Pharmaceuticals	14.47%	12.72%
High Tech Industries	8.65%	8.97%
Hotel, Gaming & Leisure	0.15%	—%
Media: Advertising, Printing & Publishing	0.90%	1.12%
Media: Diversified & Production	0.91%	0.96%
Retail	0.28%	0.35%
Services: Business	16.48%	18.43%
Services: Consumer	5.18%	4.86%
Sovereign & Public Finance	0.64%	0.65%
Telecommunications	3.19%	3.17%
Transportation: Cargo	2.95%	3.20%
Transportation: Consumer	0.62%	0.13%
Utilities: Electric	1.16%	0.89%
Utilities: Water	0.42%	—%
Wholesale	1.19%	1.09%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,019,779	$2,002,726	96.22%	206.40%
Canada	43,489	43,526	2.09%	4.49%
Germany	22,142	22,102	1.06%	2.28%
United Kingdom	13,165	13,025	0.63%	1.34%
Total	$2,098,575	$2,081,379	100.00%	214.51%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,613,815	$1,589,384	96.82%	212.52%
Canada	38,462	38,292	2.33%	5.12%
United Kingdom	13,892	14,010	0.85%	1.87%
Total	$1,666,169	$1,641,686	100.00%	219.51%
As of December 31, 2024 and December 31, 2023, on a fair value basis, 94.68% and 94.61%, respectively, of the Fund’s debt investments bore interest at a floating rate, and 5.32% and 5.39%, respectively, of the Fund’s debt investments bore interest at a fixed rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2024 and December 31, 2023, according to the fair value hierarchy:

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$78,793	$1,806,850	$1,885,643
Subordinated Debt [1]	—	8,359	150,779	159,138
Equity Investments	—	—	36,598	36,598
Cash Equivalents	40,842	—	—	40,842
Total	$40,842	$87,152	$1,994,227	$2,122,221
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt.

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$34,481	$1,393,011	$1,427,492
Subordinated Debt [1]	—	8,691	174,696	183,387
Equity Investments	—	—	30,807	30,807
Cash Equivalents	64,477	—	—	64,477
Total	$64,477	$43,172	$1,598,514	$1,706,163
_______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $97,203, mezzanine debt of $83,528 and $2,656 of structured debt.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	For the Year Ended December 31, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514
Purchase of investments and other adjustments to cost (1)	743,619	30,366	9,542	783,527
Proceeds from principal repayments and sales of investments (1)	(338,142)	(40,147)	(1,993)	(380,282)
Payment-in-kind interest	956	7,343	—	8,299
Amortization of premium/accretion of discount, net	931	524	—	1,455
Net realized gain (loss) on investments	(5,852)	(8,667)	1,064	(13,455)
Net change in unrealized appreciation (depreciation) on investments	14,401	(5,708)	(2,822)	5,871
Transfers out of Level 3 (2)	(11,898)	(7,628)	—	(19,526)
Transfers to Level 3 (2)	9,824	—	—	9,824
Balance as of December 31, 2024	$1,806,850	$150,779	$36,598	$1,994,227

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2024	$7,551	$(6,050)	$(1,301)	$200
_______________
(1) Includes reorganizations and restructuring of investments
(2)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	For the Year Ended December 31, 2023
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,680,013	Yield Method	Market Yield Discount Rates	5.83%	20.50%	10.13%
First-Lien Debt	16,215	Market Approach	EBITDA Multiple	6.50x	15.50x	7.32x
Subordinated Debt	143,952	Yield Method	Market Yield Discount Rates	12.00%	26.41%	15.46%
Subordinated Debt	2,032	Market Approach	EBITDA Multiple	5.25x	14.00x	12.85x
Subordinated Debt	1,896	Black-Scholes	EBITDA Multiple	11.00x	11.00x	11.00x
Equity	1,224	Yield Method	Market Yield Discount Rates	8.00%	9.25%	9.07%
Equity	35,147	Market Approach	EBITDA Multiple	5.25x	19.50x	11.18x
Equity	24	Market Approach	Revenue Multiple	0.95x	0.95x	0.95x
Total	$1,880,503
First-Lien Debt in the amount of $110,622, Subordinated Debt in the amount of $2,899 and equity investments in the amount of $203 at December 31, 2024 have been excluded from the table above, because the investments are valued using a recent transaction.

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
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. Debt investments may also be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued and, relevant risk factors, as well as size, profitability and growth expectations. A recent transaction, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
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

	December 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$106,000	$106,000	$231,000	$231,000
SMBC Financing Facility	—	—	37,377	37,377
Revolving Credit Facility	237,750	237,750	126,500	126,500
2022 Debt	342,000	343,766	342,000	338,345
2023 Debt	214,429	217,446	215,000	213,976
2024 Debt	214,750	216,611	—	—
Total	$1,114,929	$1,121,573	$951,877	$947,198
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Advisory agreements remain in effect for an initial period of two years from its respective effective date and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. On October 27, 2023, the Board, including a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Directors”), approved the Advisory Agreement and the NAM Sub-Advisory Agreement. In connection therewith, the Advisory Agreement and the NAM Sub-Advisory were approved by the Company's shareholders on December 15, 2023 and became effective on January 29, 2024 upon the consummation of the IPO. Most recently, on October 29, 2024, the Board, including a majority of the Independent Directors, approved the renewal of each of the Advisory Agreement, the CAM Sub-Advisory Agreement, and the NAM Sub-Advisory Agreement for a one-year term commencing on December 1, 2024, resulting in the continuation of each agreement until December 1, 2025. Although the two-year term of the Advisory Agreement and the NAM Sub-Advisory Agreement would not have expired until January 29, 2026, the Board considered it to be in the best interests of the Company's shareholders to align the annual considerations of such agreements with other annual approvals, including the annual review and renewal of the CAM Sub-Advisory Agreement. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable investment adviser and may be terminated by either the Company or the applicable investment adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty.
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

For the years ended December 31, 2024, 2023, and 2022 base management fees were $14,683, $10,509, and $7,464 respectively. As of December 31, 2024 and December 31, 2023, $3,956 and $3,006, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities. For the year ended December 31, 2024, income based incentive fees of $17,447 were waived in accordance with the terms of the Advisory Agreement. For the years ended December 31, 2023 and 2022 the Adviser was not entitled to any incentive fees under the Advisory Agreement.
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
For the years ended December 31, 2024, 2023, and 2022 the Company incurred $1,861, $1,598, and $1,111 respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2024 and December 31, 2023, fees of $981 and $505, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Directors' Fees
The Board consists of seven members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $510, $383, and $383 respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2024 and December 31, 2023, $128 and $96, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse Churchill and Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of December 31, 2024 and December 31, 2023, the Company owed Churchill and the Administrator $1,320 and $353, respectively, for reimbursements including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
6. SECURED BORROWINGS
The Company, CLO-I, CLO-II, CLO-III and SPV V are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2024 and December 31, 2023, asset coverage was 187.03% and 178.57%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the Subscription Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$—	$611	$769
Unused fees	—	64	72
Amortization of deferred financing costs	—	115	150
Total interest and debt financing expenses	$—	$790	$991
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
As of December 31, 2024 and December 31, 2023, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20%, per annum.
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
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$7,285	$12,120	$4,653
Unused fees	457	567	464
Amortization of deferred financing costs	1,024	482	286
Total interest and debt financing expenses	$8,766	$13,169	$5,403
The Wells Fargo Financing Facility was terminated subsequent to fiscal year ended December 31, 2024. See "Note 12. Subsequent Events" for more information.
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
The SMBC Financing Facility Agreement was amended on December 23, 2021, June 29, 2022 and November 21, 2023. The SMBC Financing Facility Agreement was most recently amended on November 21, 2023 (the "SMBC Financing Facility Amendment"), among other things, to: (i) extend (A) the reinvestment period from November 24, 2023 to November 24, 2024 and (B) the stated maturity date from November 24, 2025 to November 24, 2026; (ii) change the interest rate for loans under the SMBC Financing Facility Agreement from (A) either the Base Rate (as defined in the SMBC Financing Facility Agreement) plus 1.15% or the Term SOFR (as defined in the SMBC Financing Facility Agreement) plus 2.15% to (B) either the Base Rate plus 1.65% or Term SOFR plus 2.65%; (iii) reduced the maximum facility amount from $300,000 to $150,000 upon the occurrence of a permitted securitization, subject to a subsequent increase to $250,000, in the sole discretion of the administrative agent, if so requested by the borrowers; and (iv) provide for an unused commitment fee of, from the three month anniversary of the SMBC Financing Facility Amendment date to the six-month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments and on or after the six month anniversary of the SMBC Financing Facility Amendment date, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 plus an annualized fee of 0.30% multiplied by $150,000 based on the length of time (in years) until the occurrence of a permitted securitization. Advances under the SMBC Financing Facility Agreement may be prepaid and reborrowed at any time during the reinvestment period.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150,000 from $300,000 and SPV IV began borrowing under the SMBC Financing Facility.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement and the SMBC Financing Facility thereunder. In connection with the termination of the SMBC Financing Facility, the Company also terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the SMBC Financing Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$6,326	$17,745	$8,204
Unused fees	215	110	327
Amortization of deferred financing costs	1,287	768	495
Total interest and debt financing expenses	$7,828	$18,623	$9,026
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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024 ("the Revolving Credit Facility Amendment"), among other things, (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche: (iii) increased the total committed facility amount from $250,000 to $325,000 and (iv) reduced (a) the applicable margin with respect to SONIA borrowings, from 2.125% to 2.00% and (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates, from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
The availability period under the Revolving Credit Facility will terminate on October 4, 2028 (the “Commitment Termination Date”) and will mature on October 4, 2029 (the “Final Maturity Date”). During the period from the Commitment Termination Date to the Final Maturity Date, the Company will be obligated to make mandatory prepayments out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum. As of December 31, 2023, the Revolving Credit Facility bore interest at one-month SOFR plus 2.25% per annum.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$7,559	$2,783	$—
Unused fees	466	269	—
Amortization of deferred financing costs	487	220	—
Total interest and debt financing expenses	$8,512	$3,272	$—
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
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the CLO-I were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$23,969	$23,572	$9,798
Unused fees	—	—	—
Amortization of deferred financing costs	603	601	477
Total interest and debt financing expenses	$24,572	$24,173	$10,275

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
For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the CLO-II were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$16,789	$1,149	$—
Unused fees	—	—	—
Amortization of deferred financing costs	444	30	—
Total interest and debt financing expenses	$17,233	$1,179	$—
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

The 2024 Notes are the secured obligation of the 2024 Issuer, and the Indenture governing the 2024 Notes includes customary covenants and events of default. The 2024 Notes have not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to the 2024 Issuer under a collateral management agreement (the “Collateral Management Agreement”) and has waived any management fee due to it in consideration for providing these services.

For the years ended December 31, 2024, 2023, and 2022 the components of interest expense related to the CLO-III were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$12,647	$—	$—
Unused fees	—	—	—
Amortization of deferred financing costs	321	—	—
Total interest and debt financing expenses	$12,968	$—	$—
Summary of Secured Borrowings
The Company's debt obligations consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Wells Fargo Financing Facility	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$225,000	$342,000	$214,429	$214,750	$325,000	$1,321,179
Amount Outstanding (1)	106,000	342,000	214,429	214,750	237,750	1,114,929
Unused Portion (2)	119,000	—	—	—	87,250	206,250
Amount Available (3)	119,000	—	—	—	87,250	206,250
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
For the years ended December 31, 2024, 2023, and 2022, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest expense	$74,575	$57,980	$23,424
Unused fees	1,138	1,010	863
Amortization of deferred financing costs	4,166	2,216	1,408
Total interest and debt financing expenses	$79,879	$61,206	$25,695
Average interest rate (1)	7.61%	7.23%	4.29%
Average daily borrowings	$995,137	$816,221	$566,195
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2024 and December 31, 2023:

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

	Payments Due by Period
As of December 31, 2023	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$231,000	$—	$—	$231,000	$—
SMBC Financing Facility	37,377	—	37,377	—	—
Revolving Credit Facility	126,500	—	—	126,500	—
CLO-I	342,000	—	—	—	342,000
CLO-II	215,000	—	—	—	215,000
Total debt obligations	$951,877	$—	$37,377	$357,500	$557,000

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 and December 31, 2023 for any such exposure.
As of December 31, 2024 and December 31, 2023, the Company had the following unfunded investment commitments:

Portfolio Company	December 31, 2024	December 31, 2023
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,093	$—
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	2,654	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	2,136	3,291
AmerCareRoyal, LLC - Delayed Draw Loan	165	—
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Delayed Draw Loan	110	—
Apex Service Partners, LLC - Revolving Loan	18	—
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	792	3,847
Ascend Partner Services LLC - Delayed Draw Loan	12,642	—
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	106	34
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	—	7,373
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	—
Big Apple Advisory, LLC - Revolving Loan	1,740	—
Bounteous, Inc. - Delayed Draw Loan	—	4,467
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	2,760	—
Businessolver.com, Inc. - Delayed Draw Loan	873	970
Calienger Acquisition, L.L.C. (Wpromote, LLC) - Delayed Draw Loan	—	588
Cedar Services Group, LLC (Evergreen Services Group II) - Delayed Draw Loan	—	4,488
Chroma Color Corporation - Delayed Draw Loan	—	1,379
ClaimLogiq - Delayed Draw Loan	—	3,225
Classic Collision - Delayed Draw Loan	—	21,867
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,999	—
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	3,012	—
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,872	—
Coding Solutions Acquisition, Inc. - Revolving Loan	156	—
Cohen Advisory, LLC - Delayed Draw Loan	4,825	—
Covercraft Parent III, Inc. - Delayed Draw Loan	—	4,386
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,059	—
Crete - Delayed Draw Loan	—	1,443
Davidson Hotel Company LLC - Delayed Draw Loan	1,052	—
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	1,567
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	3,830	—
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	1,671	1,671
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,639	2,570
Eliassen Group, LLC - Delayed Draw Loan	—	1,903
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators) - Delayed Draw Loan	—	652
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	153	—
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	—
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,897	—
Eyesouth Eye Care Holdco LLC - Delayed Draw Loan	—	885
FH DMI Buyer, Inc. - Delayed Draw Loan	1,104	—
FirstCall Mechanical Group, LLC - Delayed Draw Loan	13,600	—
FoodScience, LLC - Delayed Draw Loan	6,322	—
Gannett Fleming, Inc. - Revolving Loan	2,131	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2024	December 31, 2023
GHR Healthcare, LLC - Delayed Draw Loan	$2,594	$—
Health Management Associates, Inc. - Delayed Draw Loan	754	1,026
Heartland Paving Partners, LLC - Delayed Draw Loan	11,428	—
Heartland Veterinary Partners LLC - Delayed Draw Loan	1,415	—
High Bar Brands Operating, LLC - Delayed Draw Loan	596	596
HMN Acquirer Corp. - Delayed Draw Loan	2,426	—
Impact Parent Corporation (Impact Environmental Group) - Delayed Draw Loan	—	7,203
Infobase Acquisition, Inc. - Delayed Draw Loan	—	721
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	1,979	1,979
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	3,598	—
ITSavvy - Delayed Draw Loan	—	158
Java Buyer, Inc. (Sciens Building Solutions, LLC) - Delayed Draw Loan	—	1,623
Kenco PPC Buyer LLC - Delayed Draw Loan	7,950	1,416
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	6,214	8,113
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	2,188	3,125
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	—	1,607
Legacy Parent Holdings, LLC (Legacy Service Partners) - Delayed Draw Loan	—	764
Liberty Buyer, Inc. (Liberty Group) - Delayed Draw Loan	449	449
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	5,912	—
MDC Intermediate Holdings II, LLC (Mosaic Dental) - Delayed Draw Loan	—	553
MEI Buyer LLC - Delayed Draw Loan	—	1,814
Mobile Communications America, Inc. - Delayed Draw Loan	4,826	5,970
National Power - Delayed Draw Loan	—	3,051
National Renovations LLC (Repipe Specialists) - Delayed Draw Loan	—	691
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	4,465	5,028
NJEye LLC - Delayed Draw Loan	—	489
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	1,639	419
North Haven Spartan US Holdco LLC - Delayed Draw Loan	3,260	—
North Haven Terrapin IntermediateCo, LLC (Apex Companies) - Delayed Draw Loan	—	1,115
Online Labels Group, LLC - Delayed Draw Loan	806	807
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	15,117	6,429
Ovation Holdings, Inc - Delayed Draw Loan	7,901	343
PAG Holding Corp. (Precision Aviation Group) - Delayed Draw Loan	—	4,961
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	1,715	3,655
Pinnacle Supply Partners, LLC - Delayed Draw Loan	2,242	3,636
Promptcare Infusion Buyer, Inc. - Delayed Draw Loan	1,437	—
PT Intermediate Holdings III, LLC - Delayed Draw Loan	1,106	—
R1 Holdings, LLC (RoadOne) - Delayed Draw Loan	—	1,397
RA Parent Holdings LP (S&S Truck Parts) - Delayed Draw Loan	—	246
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	2,636	3,750
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	1,773	1,773
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Rhino Intermediate Holding Company, LLC (Rhino Tool House) - Delayed Draw Loan	—	921
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	236	—
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	—
Rose Paving, LLC - Delayed Draw Loan	191	—
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	—	3,510
SI Solutions, LLC - Delayed Draw Loan	5,601	—
Signia Aerospace, LLC - Delayed Draw Loan	122	—
Smith & Howard Advisory LLC - Delayed Draw Loan	2,351	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Portfolio Company	December 31, 2024	December 31, 2023
TBRS, Inc. - Delayed Draw Loan	$2,209	$—
TBRS, Inc. - Revolving Loan	1,322	—
Thermostat Purchaser III, Inc. - Delayed Draw Loan	2,787	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,085	4,085
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	422	1,797
Trilon Group, LLC - Delayed Draw Loan	—	4,407
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	1,437	2,429
US MetalCo Holdings LLC (MGM Transformer Company) - Delayed Draw Loan	—	6,388
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	2,703	—
Vensure Employer Services, Inc. - Delayed Draw Loan	567	—
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,284	—
Vessco Midco Holdings, LLC - Delayed Draw Loan	3,365	—
Vessco Midco Holdings, LLC - Revolving Loan	1,726	—
Victors CCC Buyer LLC (CrossCountry Consulting) - Delayed Draw Loan	—	3,320
Watermill Express, LLC - Delayed Draw Loan	1,796	—
Wellspring Pharmaceutical Corporation - Delayed Draw Loan	1,190	3,756
WSB Engineering Holdings Inc. - Delayed Draw Loan	566	4,357
YI, LLC (Young Innovations) - Delayed Draw Loan	3,448	3,448
Total unfunded commitments	$235,678	$180,547
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of December 31, 2024, the Company had adequate financial resources to satisfy the unfunded investment commitments.

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
The following table summarizes total shares issued and proceeds received in connection with the IPO and the Company's capital drawdowns delivered pursuant to the Subscription Agreements from inception through December 31, 2024:

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Distributions
The following table summarizes the Company's distributions declared from inception through December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
November 4, 2024	December 31, 2024	January 28, 2025	$0.45
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (3)
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (3)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (3)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (3)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (2)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (2)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (2)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (1)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
September 28, 2022	September 28, 2022	October 11, 2022	$0.47
June 30, 2022	June 30, 2022	July 12, 2022	$0.43
March 30, 2022	March 31, 2022	April 12, 2022	$0.41
December 29, 2021	December 29, 2021	January 18, 2022	$0.40
September 29, 2021	September 29, 2021	October 11, 2021	$0.38
June 29, 2021	June 29, 2021	July 12, 2021	$0.31
March 29, 2021	March 29, 2021	April 19, 2021	$0.30
December 29, 2020	December 29, 2020	January 18, 2021	$0.28
November 4, 2020	November 4, 2020	November 11, 2020	$0.23
August 4, 2020	August 4, 2020	August 11, 2020	$0.28
April 16, 2020	April 16, 2020	April 21, 2020	$0.17
________________
(1)    Represents a special dividend and a supplemental dividend.
(2)    Represents a supplemental dividend.
(3)    Represents a special dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year are determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year. Refer to Note 11, Income Tax for further information.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following table reflects the shares issued pursuant to the dividend reinvestment from inception through December 31, 2024:

Date Declared	Record Date	Payment Date	Shares Issued (1)
July 31, 2024	September 30, 2024	October 28, 2024	103,743
January 10, 2024	August 12, 2024	October 28, 2024	22,959
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
September 28, 2022	September 28, 2022	October 11, 2022	68,093
June 30, 2022	June 30, 2022	July 12, 2022	45,341
March 30, 2022	March 31, 2022	April 12, 2022	32,320
December 29, 2021	December 29, 2021	January 18, 2022	23,017
September 29, 2021	September 29, 2021	October 11, 2021	10,639
June 29, 2021	June 29, 2021	July 12, 2021	3,039
March 29, 2021	March 29, 2021	April 19, 2021	1,824
December 29, 2020	December 29, 2020	January 18, 2021	1,550
November 4, 2020	November 4, 2020	November 11, 2020	98
August 4, 2020	August 4, 2020	August 11, 2020	34
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through December 31, 2024 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	$17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	$17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	$17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	$17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	$17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	$17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	$17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	$17.11	13,349	65,746
Total	1,943,374		$33,529
9. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods ($ in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$116,323	$75,938	$17,286
Weighted average common shares outstanding - basic and diluted	54,118,379	33,385,880	23,279,341
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.15	$2.27	$0.74

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
10. CONSOLIDATED FINANCIAL HIGHLIGHTS AND SENIOR SECURITIES
The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data:
Net asset value, beginning of period	$18.13	$18.32	$19.39	$18.74	$20.00
Net investment income (1)	2.26	2.52	1.95	1.58	1.05
Net realized gain (loss) (1)	(0.24)	(0.24)	(0.01)	0.06	0.08
Total net change in unrealized gain (loss) (1)	0.13	(0.01)	(1.20)	0.48	(0.70)
Net increase (decrease) in net assets resulting from operations (1)	2.15	2.27	0.74	2.12	0.43
Shareholder distributions (2)	(2.10)	(2.41)	(1.81)	(1.39)	(0.68)
Other (3)	—	(0.05)	—	(0.08)	(1.01)
Net asset value, end of period	$18.18	$18.13	$18.32	$19.39	$18.74

Net assets, end of period	$970,320	$747,885	$524,957	$374,051	$157,641
Shares outstanding, end of period	53,387,277	41,242,105	28,650,548	19,293,813	8,413,970
Per share market value, end of period	$16.78	N/A	N/A	N/A	N/A
Total return based on NAV (4)	13.02%	12.83%	3.83%	11.22%	(2.88)%
Total return based on market value (5)	4.77%	N/A	N/A	N/A	N/A

Ratio/Supplemental data:
Ratio of net expenses to average net assets before expense support and waived fees (6) (7)	12.69%	13.04%	8.45%	6.63%	9.05%
Ratio of net expenses to average net assets after expense support and waived fees (6) (7)	10.83%	13.01%	8.41%	6.42%	8.60%
Ratio of net investment income to average net assets (6)	13.04%	14.06%	10.34%	8.11%	5.55%
Portfolio turnover rate (8)	22.50%	10.56%	5.04%	33.87%	24.53%
Total committed capital, end of period	N/A	$906,408	$905,178	$567,526	$352,555
Ratio of total contributed capital to total committed capital, end of period	N/A	84.29%	60.26%	65.27%	45.73%
Asset coverage ratio (9)	187.03%	178.57%	174.41%	191.22%	182.03%
________________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions recorded during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share.
(5)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $18.05 per share and is not annualized.
(6)The ratio of total expenses to average net assets before expense support and waived fees was 12.69%, 13.04%, 8.45%, 6.63%, and 9.05% for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 respectively, excluding the effect of expense support and waived fees which represented (1.86)%, (0.03)%, (0.04)%, (0.21)%, and (0.45)% of average net assets, respectively. The Expense Support Agreement terminated upon consummation of the IPO on January 29, 2024. Average net assets is calculated utilizing quarterly net assets.
(7)The ratio of interest and debt financing expenses to average net assets for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 was 8.51%, 10.25%, 5.84%, 3.93% and 4.77%, respectively. Average net assets is calculated utilizing quarterly net assets.
(8)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The following is information about the Company’s senior securities for the years ended December 31, 2024, 2023, 2022, 2021, 2020, and 2019 ($ in thousands, except per share amounts):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Subscription Facility(5)
December 31, 2022	$—	1,744	—	N/A
December 31, 2021	34,000	1,912	—	N/A
December 31, 2020	17,500	1,820	—	N/A
Wells Fargo Financing Facility
December 31, 2024	$106,000	1,870	—	N/A
December 31, 2023	231,000	1,786	—	N/A
December 31, 2022	111,300	1,744	—	N/A
December 31, 2021	231,600	1,912	—	N/A
December 31, 2020	146,135	1,820	—	N/A
December 31, 2019	118,435	1,552	—	N/A
SMBC Financing Facility (6)
December 31, 2023	$37,377	1,786	—	N/A
December 31, 2022	252,147	1,744	—	N/A
December 31, 2021	144,447	1,912	—	N/A
December 31, 2020	28,547	1,820	—	N/A
CLO-I
December 31, 2024	$342,000	1,870	—	N/A
December 31, 2023	342,000	1,786	—	N/A
December 31, 2022	342,000	1,744	—	N/A
CLO-II
December 31, 2024	$214,429	1,870	—	N/A
December 31, 2023	215,000	1,786	—	N/A
CLO-III
December 31, 2024	$214,750	1,870	—	N/A
Revolving Credit Facility
December 31, 2024	$237,750	1,870	—	N/A
December 31, 2023	126,500	1,786	—	N/A

______________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)The Subscription Facility expired on September 8, 2023.
(6)The SMBC Financing Facility was terminated on November 5, 2024.

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
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. For the years ended December 31, 2024 and 2023, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees, excise taxes, investments in partnerships, and distribution reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the years ended December 31, 2024 and 2023, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2024	December 31, 2023
Tax cost of investments	$2,106,490	$1,665,824
Gross unrealized appreciation on investments	18,503	13,351
Gross unrealized (depreciation) on investments	(43,614)	(37,834)
Net unrealized appreciation (depreciation) on investments	$(25,111)	$(24,483)
As of December 31, 2024 and 2023, the components of accumulated earnings (losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income, net	$14,923	$2,375
Undistributed long-term income, net	—	—
Total undistributed earnings	$14,923	$2,375
Capital loss carryforward	(9,910)	(6,679)
Unrealized appreciation (depreciation), net	(25,111)	(25,286)
Other book-to-tax differences	(6,402)	344
Total accumulated earnings (losses), net	$(26,500)	$(29,246)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2024, the Company had $9,910 of capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2024 and 2023, was as follows:

	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income	$112,712	$81,206
Net long-term capital gains	1,566	—
Total taxable distributions	$114,278	$81,206

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2024 and 2023, the Company incurred $551 and $6, respectively, in excise tax expense.
The Company's wholly owned subsidiary, NCDL Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. As a result the Company recorded a net deferred tax liability related to US GAAP to tax outside basis differences in NCDL Equity Holdings' investments in certain partnership interests of $1,008 and $855 as of December 31, 2024 and December 31, 2023, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities. For the years ended December 31, 2024 and 2023, the Company recorded a net tax provision of $(154) and $(830), respectively, which are included in income tax (provision) benefit in the accompanying consolidated statements of operations.
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
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2024, except as discussed below.
Issuance of the March 2030 Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “March 2030 Notes”). The March 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The March 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The March 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the March 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The indenture governing the March 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; and to provide financial information to the holders of the March 2030 Notes and the trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture.

On January 22, 2025, in connection with the issuance of the March 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $300,000 that matures on March 15, 2030. Under the interest rate swap agreement for the March 2030 Notes, the Company receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month SOFR + 2.3015%.

Termination of the Wells Fargo Financing Facility

On January 23, 2025, the Company terminated in full the Wells Fargo Financing Facility Agreement. In connection with the termination of the Wells Fargo Financing Facility Agreement, the Company also terminated the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)
Director Resignation
On February 10, 2025, Michael Perry notified the Board that he was resigning as a director of the Board, effective immediately. In submitting his resignation, Mr. Perry did not express any disagreement on any matter relating to the Company's operations, policies or practices. In connection with Mr. Perry's resignation, the Board reduced the size of the Board from seven (7) directors to six (6) directors.
Dividend Declaration

On February 19, 2025, the Board declared a regular dividend of $0.45 per share payable on or around April 28, 2025 to shareholders of record as of March 31, 2025.
Company 10b5-1 Plan
For the period January 1, 2025 through February 25, 2025, BofA Securities, Inc., as agent, repurchased an additional 1,419,967 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $24,076.
2025 Debt Securitization Refinancing
On February 24, 2025, the Company priced a refinancing of a term debt securitization (the “2025 Debt Securitization Refinancing”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-I, LLC (the “2025 Issuer”), a direct, wholly-owned, consolidated subsidiary of the Company.
The Company expects that the 2025 Issuer will, on or around March 20, 2025 (the “Refinancing Date”), enter into a supplemental indenture (the “Supplemental Indenture”) with U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”), and the Company, as collateral manager, retention holder and as holder of all of the Subordinated Notes (as described below), to amend the indenture (the “Indenture”), dated as of May 20, 2022 (the “Original Closing Date”), by and between the 2025 Issuer and the Trustee. In connection with closing of the 2025 Debt Securitization Refinancing, on the Refinancing Date, the 2025 Issuer expects to enter into (1) a note purchase agreement (the “Purchase Agreement”) with SG Americas Securities, LLC, as initial purchaser, pursuant to which the 2025 Issuer will agree to sell certain of the notes (the “2025 Notes”) to be issued pursuant to the Indenture as amended by the Supplemental Indenture and (2) an amended and restated Class A-L-R loan agreement (the “Loan Agreement”) with U.S. Bank Trust Company, National Association, as loan agent and as Trustee and each of the Class A-L-R lenders party thereto pursuant to which the 2025 Issuer will agree to incur certain of the loans (the “2025 Loans” and together with the 2025 Notes, the “2025 Debt”).

The 2025 Debt is expected to consist of $1,900 of AAA Class X Notes, which will bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R Notes, which will bear interest at the three-month Term SOFR plus 1.38%; $30,000 of AAA Class A-L-R Loans, which will bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R Notes, which will bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated Notes (which includes $79,325,000 Subordinated Notes issued on the Original Closing Date), which do not bear interest. The Company will directly retain all of the Subordinated Notes. The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The Company expects that the 2025 Debt, including the Subordinated Notes issued on the Original Closing Date, whose maturity will be extended by the Supplemental Indenture, will mature on April 20, 2038.

The closing of the issuance and incurrence of the 2025 Debt is subject to customary closing conditions, including that the closing occur on or prior to the Refinancing Date and that certain of the 2025 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, or any respective successor or successors thereto.

The Company will continue to serve as collateral manager to the 2025 Issuer under a collateral management agreement to be amended and restated on the Refinancing Date and will continue to waive any management fee due to it in consideration for providing these services.

The 2025 Debt will be the secured obligations of the 2025 Issuer, and the definitive agreements governing the 2025 Debt are expected to include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration thereunder.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.
(c) Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.
(d) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) Item 1.01. Entry into a Material Definitive Agreement.

On February 24, 2025, Nuveen Churchill Direct Lending Corp. (the "Company") priced a refinancing of a term debt securitization (the “2025 Debt Securitization Refinancing”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-I, LLC (the “2025 Issuer”), a direct, wholly-owned, consolidated subsidiary of the Company.

The Company expects that the 2025 Issuer will, on or around March 20, 2025 (the “Refinancing Date”), enter into a supplemental indenture (the “Supplemental Indenture”) with U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”), and the Company, as collateral manager, retention holder and as holder of all of the Subordinated Notes (as described below), to amend the indenture (the “Indenture”), dated as of May 20, 2022 (the “Original Closing Date”), by and between the 2025 Issuer and the Trustee. In connection with closing of the 2025 Debt Securitization Refinancing, on the Refinancing Date, the 2025 Issuer expects to enter into (1) a note purchase agreement (the “Purchase Agreement”) with SG Americas Securities, LLC, as initial purchaser, pursuant to which the 2025 Issuer will agree to sell certain of the notes (the “2025 Notes”) to be issued pursuant to the Indenture as amended by the Supplemental Indenture and (2) an amended and restated Class A-L-R loan agreement (the “Loan Agreement”) with U.S. Bank Trust Company, National Association, as loan agent and as Trustee and each of the Class A-L-R lenders party thereto pursuant to which the 2025 Issuer will agree to incur certain of the loans (the “2025 Loans” and together with the 2025 Notes, the “2025 Debt”).

The 2025 Debt is expected to consist of $1,900,000 of AAA Class X Notes, which will bear interest at the three-month Term SOFR plus 1.05%; $233,250,000 of AAA Class A-R Notes, which will bear interest at the three-month Term SOFR plus 1.38%; $30,000,000 of AAA Class A-L-R Loans, which will bear interest at the three-month Term SOFR plus 1.38%; $56,250,000 of AA Class B-R Notes, which will bear interest at the three-month Term SOFR plus 1.70%; and $136,575,000 of Subordinated Notes (which includes $79,325,000 Subordinated Notes issued on the Original Closing Date), which do not bear interest. The Company will directly retain all of the Subordinated Notes. The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by the 2025 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2025 Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2025 Debt Securitization. The Company expects that the 2025 Debt, including the Subordinated Notes issued on the Original Closing Date, whose maturity will be extended by the Supplemental Indenture, will mature on April 20, 2038.

The closing of the issuance and incurrence of the 2025 Debt is subject to customary closing conditions, including that the closing occur on or prior to the Refinancing Date and that certain of the 2025 Debt has been assigned agreed-upon ratings by S&P Global Ratings, an S&P Global Inc. business, or any respective successor or successors thereto.

The Company will continue to serve as collateral manager to the 2025 Issuer under a collateral management agreement to be amended and restated on the Refinancing Date and will continue to waive any management fee due to it in consideration for providing these services.

The descriptions of the Indenture as amended by the Supplemental Indenture, the Purchase Agreement, the Loan Agreement and the Collateral Management Agreement contained in this Annual Report on Form 10-K do not purport to be complete and are qualified in their entirety by reference to the underlying agreements, each of which will be filed as an exhibit to a Current Report on Form 8-K and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025.

The 2025 Debt will be the secured obligations of the 2025 Issuer, and the definitive agreements governing the 2025 Debt are expected to include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration thereunder. The foregoing disclosure is not a solicitation for or an offer to purchase the 2025 Debt.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in Item 1.01 is incorporated by reference into this Item 2.03.

(b) During the fiscal quarter ended December 31, 2024, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2024. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

PART IV.
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

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Stock Certificate (1)

4.2	Description of Securities (7)

4.3	Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (20)

4.4	First Supplemental Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (20)

4.5	Form of Global Note with respect to the 6.650% Notes due 2030 (20)

10.1	Amended and Restated Investment Advisory Agreement between Nuveen Churchill Direct Lending Corp. and Churchill DLC Advisor LLC, dated as of January 29, 2024 (19)
10.2	Third Amended and Restated Investment Sub-Advisory Agreement by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC, dated as of March 8, 2022 (6)
10.3	Investment Sub-Advisory Agreement by and among Churchill DLC Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC., dated as of January 29, 2024 (19)
10.4	Administration Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Administration LLC (1)
10.5	Custody Agreement between Nuveen Churchill BDC Inc. and U.S. Bank National Association (1)
10.6	Amended and Restated Dividend Reinvestment Plan (13)
10.7	Transfer Agency and Service Agreement between Nuveen Churchill Direct Lending Corp. and Computershare Inc., and its affiliate Computershare Trust Company, N.A. (15)
10.8
Revolving Credit Agreement, dated as of September 10, 2020, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent, and the lenders (3)

10.9
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of March 31, 2022, by and among Nuveen Churchill BDC SPV I, LLC as borrower, Nuveen Churchill Direct Lending Corp., as the collateral manager, the Lenders, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent and custodian (5)

10.10
Third Amendment to Loan and Security Agreement, dated as of March 14, 2024, by and among Nuveen Churchill BDC SPV V, LLC, as borrower, Nuveen Churchill Direct Lending Corp.,as the collateral manager and equity investor, and Wells Fargo Bank National Association, as administrative agent and lender (16)

10.11
Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated August 27, 2024, by and among Nuveen Churchill BDC SPV V, LLC, as borrower, Nuveen Churchill Direct Lending Corp., as the collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender (18)

10.12
Borrower Joinder Agreement, dated as of May 5, 2022, among Nuveen Churchill BDC SPV I, LLC, Nuveen Churchill BDC SPV III, LLC and Wells Fargo Bank, National Association, as the administrative agent (8)

10.13
Form of Omnibus Amendment to Transaction Documents, dated as of October 28, 2020, by and among Nuveen Churchill BDC SPV I LLC, as borrower, Nuveen Churchill Direct Lending Corp., as collateral manager and equity investor, and Wells Fargo Bank, National Association, as administrative agent and lender (4)

10.14
Amended and Restated Loan and Servicing Agreement, dated as of October 13, 2023, by and among each of the borrowers from time to time party hereto, as the borrower, Nuveen Churchill Direct Lending Corp., as the servicer, Sumitomo Mitsui Banking Corporation, as the administrative agent, collateral agent, and as the lender, U.S. Bank Trust Company, National Association, as the collateral manager, and U.S. Bank National Association as the collateral custodian and as the account bank. (11)

10.15
Borrower Joinder Agreement, dated as of October 19, 2023, among Nuveen Churchill BDC SPV II, LLC, Nuveen Churchill BDC SPV IV, LLC and Sumitomo Mitsui Bank Corporation, as the administrative agent (15)

10.16	Purchase and Placement Agreement by and among, Churchill NCDLC CLO-I LLC, Wells Fargo Securities, LLC, as initial purchaser and NatWest Markets Plc, as co-placement agent (7)
10.17	Indenture and Security Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, trustee (9)
10.18	Collateral Management Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (9)
10.19
Class A-L Loan Agreement, dated May 20, 2022, by and among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture, and each of the Class A-L lenders party thereto (9)

10.20	Indenture and Security Agreement, dated as of December 7, 2023, by and between Churchill NCDLC CLO-II, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee. (12)
10.21
Placement Agreement, dated as of December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as issuer, SMBC Nikko Securities America, Inc., as placement agent, and Capital One Securities, Inc., as co-placement agent. (12)

10.22	Collateral Management Agreement, dated as of December 7, 2023, by and between Churchill NCDLC CLO-II, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager. (12)
10.23
Class A-L-A Loan Agreement, dated December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture and security agreement, and each of the Class A-L-A Lenders party thereto. (12)

10.24
Class A-L-B Loan Agreement, dated December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the indenture and security agreement, and each of the Class A-L-B Lenders party thereto. (12)

10.25	Purchase and Placement Agreement, dated February 9, 2024, by and among Churchill NCDLC CLO-III LLC, as issuer, and Wells Fargo Securities, LLC, as initial purchaser. (14)
10.26	Indenture, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (16)
10.27	Collateral Management Agreement, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (16)
10.28
Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent and the lenders. (10)

10.29
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 9, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the lenders and issuing banks party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders (17)

10.30
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of October 4, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the lenders and issuing banks party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders (19)

14.1	Independent Director Code of Ethics of Nuveen Churchill Direct Lending Corp.*

14.2	Code of Ethics of Nuveen, LLC*

19.1	Insider Trading Policy (15)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (relating to the Consolidated Financial Statements)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
97.1	Compensation Recoupment Policy (15)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(5)Previously filed on March 12, 2021 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(6)Previously filed on April 5, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(7)Previously filed on March 8, 2022 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(8)Previously filed on April 22, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(9)Previously filed on May 10, 2022 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(10)Previously filed on May 25, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(11)Previously filed on June 28, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(12)Previously filed on October 30, 2023 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(13)Previously filed on December 12, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(14)Previously filed on January 30, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(15)Previously filed on February 15, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(16)Previously filed on February 27, 2024 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(17)Previously filed on March 20, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(18)Previously filed on April 15, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(19)Previously filed on September 3, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(20)Previously filed on October 8, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(21)Previously filed on January 22, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Dated: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Kencel	President and Chief Executive Officer	February 26, 2025
Kenneth Kencel

/s/ Shai Vichness	Chief Financial Officer and Treasurer	February 26, 2025
Shai Vichness

/s/ Reena Aggarwal	Director	February 26, 2025
Reena Aggarwal

/s/ David Kirchheimer	Director	February 26, 2025
David Kirchheimer

/s/ Kenneth Miranda	Director	February 26, 2025
Kenneth Miranda

/s/ Stephen Potter	Director	February 26, 2025
Stephen Potter

/s/ James Ritchie	Director	February 26, 2025
James Ritchie