Form 10-Q
period 2025-03-31
Nuveen Churchill Direct Lending Corp.
filed 2025-05-08
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 6, 2025, the registrant had 50,281,364 shares of common stock, $0.01 par value, outstanding.

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
•changes in the markets in which we invest and changes in financial and lending markets generally;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•an economic downturn or recession and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility on our business, our financial condition and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
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
•the ability of the Advisers to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) for U.S. federal income tax purposes and operate as a business development company ("BDC"); and
•the impact of future legislation and regulation on our business and our portfolio companies.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $2,108,339 and $2,098,575, respectively)	$2,077,570	$2,081,379
Cash and cash equivalents	49,178	43,254
Restricted cash	—	50
Interest receivable	20,701	17,971
Derivative asset, at fair value (Note 4)	8,184	—
Receivable for investments sold	16,563	1,024
Other assets	388	47
Total assets	$2,172,584	$2,143,725

Liabilities
Debt (net of $10,315 and $6,668 deferred financing costs, respectively, and net of unamortized discount of $555 and $0, respectively) (See Note 7)	$1,199,570	$1,108,261
Payable for investments purchased	6,650	14,973
Interest payable	10,416	12,967
Management fees payable	3,914	3,956
Distributions payable	28,266	29,468
Directors’ fees payable	156	128
Accounts payable and accrued expenses	3,592	3,652
Total liabilities	$1,252,564	$1,173,405

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 51,217,252 and 53,387,277 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$512	$534
Paid-in-capital in excess of par value	959,251	996,286
Total distributable earnings (loss)	(39,743)	(26,500)
Total net assets	$920,020	$970,320

Total liabilities and net assets	$2,172,584	$2,143,725

Net asset value per share (See Note 11)	$17.96	$18.18

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$50,846	$49,078
Payment-in-kind interest income	2,365	1,992
Dividend income	—	308
Other income	375	217
Total investment income	53,586	51,595

Expenses:
Interest and debt financing expenses	20,643	16,941
Management fees (See Note 6)	3,914	3,264
Incentive fees on net investment income	2,253	4,459
Professional fees	493	710
Directors' fees	156	128
Administration fees (See Note 6)	586	542
Other general and administrative expenses	342	277
Total expenses before incentive fees waived	28,387	26,321
Incentive fees waived (See Note 6)	(2,253)	(4,459)
Net expenses after incentive fees waived	26,134	21,862
Net investment income	27,452	29,733

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1,103	(3,625)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(13,573)	4,057
Income tax (provision) benefit	39	(141)
Total net change in unrealized gain (loss)	(13,534)	3,916
Total net realized and unrealized gain (loss) on investments	(12,431)	291

Net increase (decrease) in net assets resulting from operations	$15,021	$30,024

Per share data:
Net investment income per share - basic and diluted	$0.53	$0.56
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$0.57
Weighted average common shares outstanding - basic and diluted	52,211,340	52,758,353

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$27,452	$29,733
Net realized gain (loss) on investments	1,103	(3,625)
Net change in unrealized appreciation (depreciation) on investments	(13,534)	3,916
Net increase (decrease) in net assets resulting from operations	15,021	30,024
Shareholder distributions:
Distributions declared from distributable earnings	(28,265)	(24,667)
Net increase (decrease) in net assets resulting from shareholder distributions	(28,265)	(24,667)
Capital share transactions:
Issuance of common shares, net	—	241,657
Reinvestment of shareholder distributions	—	3,334
Repurchases of common stock	(37,056)	—
Net increase (decrease) in net assets resulting from capital share transactions	(37,056)	244,991
Total increase (decrease) in net assets	(50,300)	250,348
Net assets, beginning of period	970,320	747,885
Net assets, end of period	$920,020	$998,233

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,021	$30,024

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(153,019)	(204,329)
Proceeds from principal repayments and sales of investments	148,350	54,896
Payment-in-kind interest	(2,365)	(1,992)
Amortization of (premium)/accretion of discount, net	(1,627)	(1,016)
Net realized (gain) loss on investments	(1,103)	3,625
Net change in unrealized (appreciation) depreciation on investments	13,573	(4,057)
Net fair value adjustment for hedging transaction	(36)	—
Amortization of deferred financing costs	1,956	1,296
Changes in operating assets and liabilities:
Interest receivable	(2,730)	1,607
Receivable for investments sold	(15,539)	3,497
Prepaid expenses	—	(105)
Other assets	(341)	2
Payable for investments purchased	(8,323)	16,877
Interest payable	(2,551)	1,185
Due to adviser for expense support	—	(632)
Management fees payable	(42)	258
Directors’ fees payable	28	32
Accounts payable and accrued expenses	(60)	1,276
Net cash provided by (used in) operating activities	(8,808)	(97,556)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	241,657
Shareholder distributions	(29,467)	(19,332)
Repurchases of common shares	(37,056)	—
Proceeds from debt	796,845	323,000
Repayments on debt	(710,037)	(449,377)
Payments of deferred financing costs	(5,603)	(1,641)
Net cash provided by (used in) financing activities	14,682	94,307

Net increase (decrease) in Cash and Cash Equivalents and Restricted Cash	5,874	(3,249)
Cash and Cash Equivalents and Restricted Cash, beginning of period	43,304	67,445
Cash and Cash Equivalents and Restricted Cash, end of period	$49,178	$64,196

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,238	$14,460
Cash paid during the period for excise taxes	$—	$6
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$28,266	$24,684
Reinvestment of shareholder distributions	$—	$3,334
See Notes to Consolidated Financial Statements

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2025	March 31, 2024
Cash	$1,931	$11,373
Cash equivalents	47,247	52,773
Restricted cash	—	50
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$49,178	$64,196

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
BlueHalo Global Holdings, LLC (AEgis Technologies)	(6) (12)	First Lien Debt	S + 6.00%	10.31%	10/31/2025	$19,916	$19,882	$19,916	2.16%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 5.00%	9.32%	7/25/2030	1,563	1,545	1,548	0.17%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/25/2030	895	894	887	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6) (12)	First Lien Debt	S + 4.75%	9.05%	12/21/2029	14,851	14,607	14,821	1.60%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	12/21/2029	4,923	4,885	4,913	0.53%
Signia Aerospace, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 3.00%	7.32%	12/11/2031	122	—	—	—%
Signia Aerospace, LLC	(6) (9)	First Lien Debt	S + 3.00%	7.32%	12/11/2031	1,470	1,467	1,466	0.16%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	9.05%	11/12/2030	3,856	3,820	3,834	0.42%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.92%	3/1/2029	2,524	2,475	2,534	0.28%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,872	2,841	2,832	0.31%
Total Aerospace & Defense							52,416	52,751	5.73%

Automotive
Covercraft Parent III, Inc.	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,548	7,473	5,802	0.63%
High Bar Brands Operating, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00%	6/19/2030	596	(6)	(7)	—%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,046	2,062	0.22%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	11.30%	12/22/2029	1,256	1,256	1,256	0.14%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	11.30%	12/22/2029	209	209	209	0.02%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6) (12)	First Lien Debt	S + 5.00%	9.39%	4/18/2028	12,563	12,492	12,521	1.36%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Debt	S + 5.00%	9.39%	4/18/2028	2,419	2,399	2,411	0.26%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.16%	3/1/2029	1,144	1,138	1,131	0.12%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 4.75%	9.17%	3/1/2029	19,983	19,814	19,749	2.15%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.16%	3/1/2029	1,703	1,703	1,683	0.18%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	3/1/2029	97	97	96	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.16%	3/1/2029	$6,771	$6,730	$6,692	0.73%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	11/1/2029	3,742	2,137	2,089	0.23%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.29%	11/1/2029	10,997	10,850	10,857	1.18%
Total Automotive							68,338	66,551	7.23%

Banking, Finance, Insurance, Real Estate
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition Inc)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	11/1/2029	9,719	9,719	9,690	1.05%
Ascend Partner Services LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.75%	8/11/2031	12,642	3,510	3,601	0.39%
Ascend Partner Services LLC	(6) (12)	First Lien Debt	S + 4.50%	8.75%	8/11/2031	7,339	7,273	7,360	0.80%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	11/18/2031	4,305	(20)	(43)	—%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.79%	11/18/2031	1,740	(16)	(17)	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.79%	11/18/2031	8,955	8,870	8,866	0.96%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	12/31/2031	4,825	194	181	0.02%
Cohen Advisory, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.80%	12/31/2031	8,664	8,582	8,599	0.93%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.55%	9/8/2027	7,326	7,312	6,826	0.74%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	10/16/2028	7,082	7,039	7,082	0.77%
Smith & Howard Advisory LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/26/2030	2,351	1,105	1,088	0.12%
Smith & Howard Advisory LLC	(6)	First Lien Debt	S + 4.75%	9.07%	11/26/2030	2,915	2,888	2,887	0.31%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.30%	9/27/2031	2,751	2,728	2,735	0.30%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/27/2031	542	(3)	(3)	—%
World Insurance Associates, LLC	(6) (9)	First Lien Debt	S + 5.00%	9.30%	4/3/2030	971	966	967	0.11%
World Insurance Associates, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.30%	4/3/2030	13,761	13,756	13,707	1.49%
Total Banking, Finance, Insurance, Real Estate							73,903	73,526	7.99%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	9.32%	9/10/2030	718	712	712	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/10/2030	165	—	(2)	—%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/10/2030	114	114	113	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	12.05%	8/30/2027	$9,300	$9,199	$9,260	1.01%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.69%	6/8/2029	9,000	8,899	8,694	0.94%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (12) (14)	First Lien Debt	S + 4.00%	8.44%	6/9/2028	10,491	10,075	10,265	1.12%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.40%	9/28/2027	9,675	9,635	9,675	1.05%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.50%	9.80%	9/25/2029	17,066	16,804	16,869	1.83%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.50%	9.82%	9/25/2029	2,019	2,006	1,996	0.22%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	11/14/2031	6,322	(15)	(13)	—%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.97%	11/14/2031	5,912	5,857	5,899	0.64%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.90% (Cash) 5.13% (PIK)	4/3/2029	4,130	4,065	4,020	0.44%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.90% (Cash) 5.13% (PIK)	4/3/2029	825	810	803	0.09%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.90% (Cash) 5.13% (PIK)	4/3/2029	976	957	950	0.10%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	10.05%	9/18/2029	13,148	12,967	12,844	1.40%
Palmetto Acquisitionco, Inc. (Tech24)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	9/18/2029	4,813	3,085	2,987	0.32%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	9.05%	12/23/2028	7,005	6,953	6,926	0.75%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	12/23/2028	1,773	1,773	1,754	0.19%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 4.75%	9.20%	7/30/2027	10,463	10,366	10,377	1.13%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6) (12)	First Lien Debt	S + 4.75%	9.19%	7/30/2027	9,511	9,460	9,432	1.03%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.21%	7/5/2029	2,373	1,094	1,099	0.12%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	7/5/2029	3,154	3,154	3,154	0.34%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.70%	7/5/2029	6,295	6,245	6,295	0.68%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 5.25%	9.70%	7/5/2029	3,211	3,198	3,211	0.35%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	7/5/2029	310	310	310	0.03%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 5.00%	9.30%	4/10/2031	24,294	24,080	24,035	2.61%
Total Beverage, Food & Tobacco							151,803	151,665	16.48%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.82%	9/9/2030	$995	$986	$986	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00%(Cash) 2.50% (PIK)	5/1/2028	3,289	3,226	3,287	0.36%
FirstCall Mechanical Group, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.05%	6/27/2030	9,925	9,838	9,834	1.06%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	6/27/2030	19,961	9,142	8,977	0.97%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt	S + 6.00%	10.40%	12/15/2026	6,384	6,363	6,139	0.67%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.40%	12/15/2026	5,536	5,527	5,324	0.58%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.40%	12/15/2026	2,538	2,538	2,441	0.27%
Hyperion Materials & Technologies, Inc.	(12)	First Lien Debt	S + 4.50%	9.01%	8/30/2028	2,620	2,619	2,538	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (12)	First Lien Debt	S + 5.50%	9.82%	4/9/2030	7,259	7,196	7,089	0.77%
Ovation Holdings, Inc	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	2/4/2030	7,890	4,130	4,195	0.46%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.29%	2/4/2030	946	937	945	0.10%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.29%	2/4/2030	7,934	7,813	7,926	0.86%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	2/4/2030	1,877	1,861	1,876	0.20%
PT Intermediate Holdings III, LLC	(6) (9) (12)	First Lien Debt	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	7,536	7,514	7,498	0.81%
PT Intermediate Holdings III, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 3.25%	7.55% (Cash) 1.75% (PIK)	4/9/2030	879	(1)	(4)	—%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Debt	S + 5.25%	9.72%	4/4/2029	9,501	9,376	9,436	1.03%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.78%	4/4/2029	1,826	1,821	1,814	0.20%
Thermostat Purchaser III, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	8/31/2028	2,267	—	3	—%
Thermostat Purchaser III, Inc.	(6) (9)	First Lien Debt	S + 4.25%	8.55%	8/31/2028	1,078	1,078	1,079	0.12%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	9.05%	7/24/2031	13,706	13,579	13,575	1.47%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	7/24/2031	4,569	1,183	1,160	0.13%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.07%	7/24/2031	1,726	(16)	(16)	—%
Total Capital Equipment							96,710	96,102	10.45%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.75%	9.06%	12/31/2027	2,034	2,043	1,986	0.22%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	8.54%	4/23/2029	6,235	6,143	6,191	0.67%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	4/23/2029	$1,376	$1,367	$1,366	0.15%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (12)	First Lien Debt	S + 4.35%	8.67%	6/30/2028	9,606	9,501	8,227	0.89%
TJC Spartech Acquisition Corp.	(9) (12) (16)	First Lien Debt	S + 4.75%	9.04%	5/6/2028	14,579	14,532	4,781	0.52%
Total Chemicals, Plastics, & Rubber							33,586	22,551	2.45%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	14.00% (PIK)	4/26/2030	2,318	2,268	2,240	0.24%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	14.00% (PIK)	4/26/2030	4,412	4,366	4,264	0.46%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	14.00% (PIK)	4/26/2030	5,598	5,537	5,411	0.59%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	10/13/2031	3,165	727	711	0.08%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	9.05%	10/13/2031	1,835	1,818	1,818	0.20%
Erie Construction Mid-West, LLC (Erie Construction)	(6) (12)	First Lien Debt	S + 4.75%	9.19%	7/30/2027	9,467	9,424	9,467	1.03%
Gannett Fleming, Inc.	(9) (12)	First Lien Debt	S + 4.75%	9.04%	8/5/2030	17,779	17,538	17,610	1.90%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.07%	8/5/2030	2,131	(29)	(20)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	8/9/2030	5,714	(13)	(53)	(0.01%)
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	8/9/2030	5,714	2,273	2,233	0.24%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.72%	8/9/2030	8,529	8,451	8,450	0.92%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	6,555	6,500	6,497	0.71%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	12/15/2027	4,858	4,836	4,836	0.53%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.30%	12/15/2027	9,196	9,104	9,155	1.00%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/29/2029	2,099	—	—	—%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 5.00%	9.32%	6/29/2029	11,288	11,114	11,289	1.23%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/29/2029	1,805	1,799	1,805	0.20%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	(1)	(2)	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,904	2,906	0.32%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	12/30/2030	3,435	(34)	(34)	—%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.79%	12/30/2030	16,523	16,429	16,358	1.77%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/14/2031	3,106	(8)	(31)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 5.00%	9.30%	3/14/2031	$14,813	$14,665	$14,667	1.59%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 6.00%	10.31%	8/31/2029	6,438	6,365	6,416	0.70%
WSB Engineering Holdings Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.29%	8/31/2029	4,315	3,769	3,778	0.41%
Total Construction & Building							129,802	129,771	14.11%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	9.55%	11/1/2028	2,999	2,999	2,984	0.32%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.50% (PIK)	3/28/2029	5,000	4,913	4,913	0.53%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.89%	9/7/2028	9,750	9,695	9,750	1.06%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	10.14%	9/7/2028	4,962	4,893	4,962	0.55%
Total Consumer Goods: Durable							22,500	22,609	2.46%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.90%	9/10/2027	12,443	12,391	12,443	1.35%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.75%	10.15%	9/10/2027	1,376	1,360	1,376	0.15%
Gloves Buyer, Inc. (PIP)	(6) (12)	First Lien Debt	S + 4.00%	8.44%	12/29/2027	9,028	9,017	9,028	0.98%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6) (12)	First Lien Debt	S + 5.25%	9.64%	6/30/2028	6,703	6,665	6,703	0.73%
KL Bronco Acquisition, Inc. (Elevation Labs)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	6/30/2028	3,116	911	928	0.10%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	12,493	12,391	12,595	1.37%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/8/2030	3,067	3,067	3,092	0.34%
Ultima Health Holdings, Inc.	(12)	Subordinated Debt	N/A	12.50%	3/12/2029	1,767	1,744	1,767	0.19%
Total Consumer Goods: Non-durable							47,546	47,932	5.21%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (12)	First Lien Debt	S + 6.75%	11.43%	10/7/2026	14,247	14,235	13,856	1.51%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	11.25%	10/7/2026	113	112	110	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.96%	12/1/2027	8,699	8,658	8,699	0.95%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.96%	12/1/2027	4,981	4,932	4,981	0.54%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	9.21%	12/1/2027	14,230	14,126	14,230	1.55%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (12)	First Lien Debt	S + 5.50%	9.96%	12/17/2027	10,128	10,099	10,030	1.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.96%	12/17/2027	$4,354	$4,334	$4,312	0.47%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.96%	12/17/2027	6,808	6,774	6,742	0.73%
Ivex Holdco Inc. (Specialized Packaging Group)	(12)	First Lien Debt	S + 5.50%	9.96%	12/17/2027	3,283	3,268	3,251	0.35%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,556	2,527	2,381	0.26%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	475	466	463	0.05%
Online Labels Group, LLC	(12)	First Lien Debt	S + 5.25%	9.55%	12/19/2029	3,287	3,261	3,287	0.36%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	403	202	202	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	403	—	—	—%
Total Containers, Packaging & Glass							72,994	72,544	7.89%

Energy: Electricity
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	9.32%	6/25/2030	22,298	22,102	22,076	2.41%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	6/25/2030	5,898	5,617	5,558	0.60%
US MetalCo Holdings LLC (MGM Transformer Company)	(6) (12)	First Lien Debt	S + 5.50%	9.81%	10/31/2029	23,317	23,035	23,384	2.54%
US MetalCo Holdings LLC (MGM Transformer Company)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	10/31/2029	6,340	6,329	6,358	0.69%
Total Energy: Electricity							57,083	57,376	6.24%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	9.30%	3/27/2030	7,488	7,424	7,422	0.81%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	3,010	3,005	2,984	0.32%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	4,999	(11)	(44)	—%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	6,691	6,591	6,646	0.72%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	3,126	3,114	3,105	0.34%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	6,775	6,752	6,730	0.73%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	1,714	1,688	1,703	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	10.09%	11/30/2027	4,810	4,790	4,785	0.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.13%	11/30/2027	$8,925	$8,867	$8,878	0.96%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.16%	11/30/2027	4,889	4,889	4,864	0.53%
NFM & J, L.P. (The Facilities Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.16%	11/30/2027	5,024	559	533	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.64%	8/31/2028	6,564	6,528	6,141	0.67%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	8,443	8,343	8,414	0.91%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.79%	7/3/2029	6,393	4,711	4,700	0.51%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	1,585	1,570	1,579	0.17%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	7/3/2029	13,446	—	(46)	—%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	9.04%	8/15/2030	11,843	11,736	11,857	1.28%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	8/15/2030	5,601	(13)	7	—%
Total Environmental Industries							80,543	80,258	8.72%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	1,477	1,471	1,507	0.16%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	15,634	15,492	15,946	1.73%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/2/2031	2,847	862	925	0.10%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/18/2031	3,636	(18)	(36)	—%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	9.05%	3/18/2031	16,364	16,201	16,202	1.76%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.15%	12/17/2027	7,772	7,733	6,655	0.72%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,272	863	0.09%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	1,972	1,968	899	0.10%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2026	540	540	540	0.06%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	2,396	2,027	726	0.08%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/3/2032	1,153	(3)	(11)	—%
Bluebird PM Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	9.05%	2/3/2032	8,456	8,376	8,375	0.91%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/22/2031	$4,822	$(24)	$(47)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	2,760	2,195	2,181	0.24%
Bridges Consumer Healthcare Intermediate LLC	(6) (12)	First Lien Debt	S + 5.25%	9.47%	12/22/2031	5,799	5,745	5,742	0.62%
Coding Solutions Acquisition, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.32%	8/7/2031	12,257	12,183	12,222	1.33%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,872	(4)	(5)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.32%	8/7/2031	1,246	1,079	1,087	0.12%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Debt	S + 4.25%	8.54%	3/30/2029	3,273	3,237	3,082	0.33%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.92%	10/5/2029	7,379	7,326	7,251	0.79%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	10/5/2029	2,419	2,419	2,377	0.26%
FH DMI Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.22%	10/11/2030	1,104	202	194	0.02%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	9.22%	10/11/2030	1,987	1,969	1,969	0.21%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	10.15%	9/30/2027	5,883	5,859	5,113	0.56%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.15%	9/30/2027	1,540	1,540	1,339	0.15%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.69%	12/9/2027	6,320	6,290	6,098	0.66%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.69%	12/9/2027	1,977	1,977	1,907	0.21%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.69%	12/9/2027	1,946	—	(68)	(0.01%)
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.69%	12/9/2027	648	—	(23)	—%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.69%	12/9/2027	4,920	4,863	4,747	0.52%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.69%	12/9/2027	8,028	7,966	7,746	0.84%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.69%	12/9/2027	3,733	3,703	3,602	0.39%
Health Management Associates, Inc.	(6) (12)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,264	8,144	8,205	0.89%
Health Management Associates, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.56%	3/30/2029	1,497	1,047	1,063	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	10,519	10,432	10,470	1.14%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	3,698	3,698	3,694	0.40%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	10,187	10,187	10,176	1.11%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	2,037	2,021	2,035	0.22%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	8.50% (Cash) 5.00% (PIK)	2/28/2030	5,292	5,174	5,277	0.57%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	11/5/2031	$2,426	$(6)	$(23)	—%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.75%	9.05%	11/5/2031	6,581	6,521	6,518	0.71%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	3/19/2032	7,143	(36)	(71)	(0.01%)
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.06%	3/19/2032	12,857	12,729	12,730	1.38%
Infucare Rx Inc	(6) (12)	First Lien Debt	S + 4.25%	8.65%	1/4/2028	4,250	4,230	4,250	0.46%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	2/13/2032	2,102	(10)	(20)	—%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 5.00%	9.32%	2/13/2032	6,073	6,017	6,015	0.65%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.59%	10/10/2029	736	(3)	(7)	—%
Lavie Group, Inc.	(9) (12)	First Lien Debt	S + 5.25%	9.59%	10/10/2029	2,762	2,734	2,734	0.30%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,799	1,769	1,715	0.19%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	480	476	457	0.05%
Midwest Eye Services, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.95%	8/20/2027	8,906	8,870	8,836	0.96%
Promptcare Infusion Buyer, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.42%	9/1/2027	2,864	1,427	1,427	0.16%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	10.42%	9/1/2027	8,099	8,069	8,099	0.88%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	10.42%	9/1/2027	1,262	1,260	1,262	0.14%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.93%	5/28/2027	7,581	7,544	7,581	0.82%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.67%	5/28/2027	3,207	3,204	3,207	0.35%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.67%	5/28/2027	3,207	3,176	3,207	0.35%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.63%	9/19/2028	7,833	7,679	7,759	0.84%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.80%	9/19/2028	9,481	9,340	9,391	1.02%
SM Wellness Holdings, Inc. (Solis Mammography)	(6) (12)	First Lien Debt	S + 4.50%	9.05%	4/17/2028	12,989	12,934	12,891	1.40%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	12.90%	4/12/2028	11,723	11,692	9,390	1.02%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	11/22/2031	2,209	(10)	(21)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.08%	11/22/2030	1,406	71	71	0.01%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	9.08%	11/22/2031	8,081	8,004	8,002	0.87%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 5.25%	9.57%	12/19/2029	15,329	15,207	15,454	1.68%
Tidi Legacy Products, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	12/19/2029	4,085	—	33	—%
VMG Holdings LLC (VMG Health)	(12)	First Lien Debt	S + 4.75%	9.05%	4/16/2030	1,139	1,128	1,128	0.12%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 4.75%	9.05%	4/16/2030	15,852	15,714	15,710	1.71%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	9.40%	8/22/2028	$7,294	$7,253	$7,283	0.79%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	9.40%	8/22/2028	3,336	3,293	3,331	0.36%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.40%	8/22/2028	1,551	1,544	1,549	0.17%
Wellspring Pharmaceutical Corporation	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.40%	8/22/2028	3,744	2,542	2,549	0.28%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	9.40%	8/22/2028	1,230	1,213	1,228	0.13%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.05%	12/3/2029	16,345	16,215	16,132	1.75%
YI, LLC (Young Innovations)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	12/3/2029	3,448	—	(45)	—%
Total Healthcare & Pharmaceuticals							348,939	339,777	36.93%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.30%	12/21/2027	11,425	11,403	11,347	1.23%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	12/21/2027	3,112	3,097	3,091	0.34%
Alta Buyer, LLC (GoEngineer)	(9) (12)	First Lien Debt	S + 5.00%	9.30%	12/21/2027	5,324	5,282	5,288	0.57%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/2/2030	2,553	(11)	(13)	—%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12)	First Lien Debt	S + 5.00%	9.31%	8/2/2030	2,553	2,542	2,540	0.28%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12)	First Lien Debt	S + 5.00%	9.31%	8/2/2030	14,894	14,830	14,819	1.62%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	10.05%	4/14/2028	11,917	11,849	11,875	1.29%
Eliassen Group, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	4/14/2028	858	857	855	0.09%
Ensono, Inc.	(6) (12) (14)	First Lien Debt	S + 4.00%	8.44%	5/26/2028	14,009	13,978	13,824	1.50%
Exterro, Inc.	(6) (12)	First Lien Debt	S + 5.50%	9.97%	6/1/2027	9,474	9,438	9,569	1.04%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	10.03%	6/14/2028	4,276	4,251	4,276	0.46%
North Haven CS Acquisition, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.70%	1/22/2027	5,699	5,699	5,699	0.62%
North Haven CS Acquisition, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.70%	1/22/2027	22,131	21,992	22,131	2.42%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.92%	10/21/2026	4,733	4,717	4,733	0.51%
Quartz Holding Company (Quickbase)	(6) (12)	First Lien Debt	S + 3.50%	7.82%	10/2/2028	6,815	6,799	6,800	0.74%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.19%	4/15/2027	742	741	709	0.08%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.19%	4/15/2027	1,076	1,072	1,028	0.11%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.19%	4/15/2027	239	238	228	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.19%	4/15/2027	$3,447	$3,443	$3,295	0.36%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.80%	9/30/2031	683	677	677	0.07%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	9/30/2031	236	(1)	(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.80%	3/31/2031	79	21	21	—%
Smart Wave Technologies, Inc.	(6) (12)	First Lien Debt	S + 6.00%	10.44%	11/5/2026	8,701	8,660	7,651	0.83%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00%(PIK)	6/30/2028	1,897	1,878	1,801	0.20%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	816	806	786	0.09%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,173	2,173	2,063	0.22%
Venture Buyer, LLC (Velosio)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.54%	3/1/2030	6,185	6,135	6,191	0.67%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	3/1/2030	1,284	—	1	—%
Total High Tech Industries							142,566	141,283	15.36%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	10/31/2031	1,052	(2)	(9)	—%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	9.32%	10/31/2031	3,156	3,127	3,129	0.34%
Total Hotel, Game & Leisure							3,125	3,120	0.34%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 5.75%	10.17%	10/23/2028	4,324	4,267	4,296	0.47%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt	S + 5.25%	9.65%	12/10/2026	2,910	2,899	2,869	0.31%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	12/10/2026	1,902	1,902	1,875	0.20%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	12/10/2026	9,738	9,738	9,599	1.05%
Total Media: Advertising, Printing & Publishing							18,806	18,639	2.03%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,753	3,710	3,590	0.39%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12)	First Lien Debt	S + 1.00%	5.40% (Cash) 4.00% (PIK)	8/12/2027	2,609	2,590	2,014	0.22%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12)	First Lien Debt	S + 1.00%	5.40% (Cash) 4.00% (PIK)	8/12/2027	$2,968	$2,956	$2,291	0.25%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	7.81% (Cash) 2.50% (PIK)	12/9/2026	8,230	8,213	7,458	0.81%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	7.81% (Cash) 2.50% (PIK)	12/9/2026	2,929	2,918	2,654	0.29%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	7.81% (Cash) 2.50% (PIK)	12/9/2026	447	446	405	0.04%
Total Media: Diversified & Production							20,833	18,412	2.00%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	10.47%	5/23/2029	4,462	4,394	4,462	0.48%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.89%	1/23/2032	2,385	(12)	(22)	—%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.79%	1/23/2032	2,862	2,834	2,835	0.31%
Archer Acquisition, LLC (ARMstrong)	(6) (12)	First Lien Debt	S + 5.00%	9.40%	10/8/2029	11,304	11,167	11,200	1.21%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.41%	10/8/2029	1,096	297	293	0.03%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	9.17%	8/2/2027	5,279	5,257	5,269	0.57%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	9.17%	8/2/2027	2,161	2,151	2,157	0.23%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	8/2/2027	2,732	2,721	2,727	0.30%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.17%	8/2/2027	3,532	3,532	3,525	0.38%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	9.32%	10/1/2029	13,671	13,618	13,671	1.49%
Businessolver.com, Inc.	(6) (9)	First Lien Debt	S + 5.50%	9.90%	12/1/2027	7,642	7,606	7,642	0.83%
Businessolver.com, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.90%	12/1/2027	1,146	271	273	0.03%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 9.25%	13.55% (PIK)	3/31/2031	1,071	1,052	1,082	0.12%
CDL Marketing Group, LLC (Career Now)	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,863	3,837	2,518	0.27%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Debt	S + 5.50%	9.82%	9/24/2026	304	303	304	0.03%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Debt	S + 5.50%	9.82%	9/24/2026	2,265	2,258	2,265	0.25%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	9/24/2026	208	207	208	0.02%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Debt	S + 5.50%	9.82%	9/24/2026	3,414	3,395	3,414	0.37%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.45%	9/15/2028	7,396	7,304	7,265	0.79%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.47%	9/15/2028	2,354	2,341	2,312	0.25%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	9/15/2028	$1,551	$1,547	$1,524	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.45%	9/15/2028	3,422	3,373	3,361	0.37%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.58%	9/15/2028	5,129	4,309	4,238	0.46%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.92%	12/1/2027	5,529	5,501	5,529	0.60%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.92%	12/1/2027	1,420	1,412	1,420	0.15%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	12/1/2027	15,233	—	—	—%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	12/1/2027	4,157	4,137	4,157	0.45%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	12/1/2027	3,516	3,110	3,110	0.34%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 6.25%	10.70%	12/23/2026	9,675	9,620	9,675	1.05%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.20%	12/23/2026	6,706	6,611	6,706	0.73%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,862	1,825	1,844	0.20%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 6.25%	10.71%	9/21/2026	662	659	639	0.07%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	10.71%	9/21/2026	9,072	9,051	8,767	0.95%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.71%	9/21/2026	1,511	1,511	1,461	0.16%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	10.71%	9/21/2026	3,745	3,734	3,619	0.39%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.94%	11/22/2028	3,165	(7)	—	—%
Integrated Power Services Holdings, Inc.	(12)	First Lien Debt	S + 4.50%	8.94%	11/22/2028	3,973	3,971	3,973	0.43%
KENG Acquisition, Inc. (Enagage PEO)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.32%	8/1/2029	9,546	9,431	9,462	1.03%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/1/2029	9,270	5,755	5,688	0.62%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/1/2029	1,074	(2)	(9)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 5.75%	10.05%	7/6/2029	10,629	10,398	10,578	1.15%
KRIV Acquisition, Inc. (Riveron)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	1,594	1,580	1,587	0.17%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	7,227	7,216	7,160	0.78%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	7,204	7,181	7,137	0.78%
OCM System One Buyer CTB, LLC (System One)	(6)	First Lien Debt	S + 3.75%	8.05%	3/2/2028	3,196	3,196	3,189	0.35%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.92%	8/22/2029	13,260	13,174	12,993	1.41%
Output Services Group, Inc.	(10) (12)	First Lien Debt	S + 8.00%	12.86%	5/30/2028	155	155	155	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	11.11%	11/30/2028	$837	$837	$837	0.09%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.94%	7/7/2028	13,500	13,272	12,240	1.33%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	2,958	(14)	(26)	—%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.55%	6/15/2029	14,135	13,953	14,009	1.52%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	2,827	2,808	2,802	0.30%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	7/21/2028	3,969	705	599	0.07%
Safety Infrastructure Services Intermediate LLC	(6) (12)	First Lien Debt	S + 4.75%	9.05%	7/21/2028	7,085	7,025	6,879	0.75%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 5.00%	9.32%	7/1/2030	4,793	4,750	4,749	0.52%
Scaled Agile, Inc.	(6) (9) (12)	First Lien Debt	S + 2.35%	6.65% (Cash) 3.75% (PIK)	12/15/2028	7,908	7,863	6,843	0.74%
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.35%	6.65% (Cash) 3.75% (PIK)	12/15/2028	385	385	334	0.04%
Secretariat Advisors LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.00%	8.31%	2/24/2032	910	—	(4)	—%
Secretariat Advisors LLC	(6) (12)	First Lien Debt	S + 4.00%	8.31%	2/24/2032	7,549	7,512	7,514	0.82%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/2/2032	3,427	120	105	0.01%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.05%	2/2/2032	1,720	(17)	(16)	—%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	9.05%	2/2/2032	9,853	9,759	9,760	1.06%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 5.00%	9.32%	1/31/2029	6,738	6,648	6,760	0.73%
Transit Buyer, LLC (Propark Mobility)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/31/2029	3,101	2,638	2,689	0.29%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	1/31/2029	10,147	10,129	10,181	1.11%
Trilon Group, LLC	(6) (12)	First Lien Debt	S + 5.50%	9.80%	5/25/2029	27,686	27,541	27,882	3.03%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.81%	5/25/2029	1,870	1,862	1,883	0.20%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.50%	9.94%	6/22/2029	6,686	6,642	6,686	0.73%
TSS Buyer, LLC (Technical Safety Services)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.94%	6/22/2029	6,347	5,090	5,147	0.56%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.50%	9.94%	6/22/2029	1,866	1,845	1,866	0.20%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	9.07%	6/1/2029	8,071	7,963	8,151	0.89%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	6/1/2029	$828	$823	$836	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	10.05%	6/29/2027	4,524	4,500	4,507	0.49%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.75%	10.07%	6/29/2027	330	327	330	0.04%
Total Services: Business							337,947	334,906	36.40%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 5.00%	9.32%	8/2/2028	3,429	3,402	3,429	0.37%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/2/2028	3,093	—	—	—%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	10.47%	8/16/2028	9,739	9,706	9,304	1.01%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.70%	8/16/2028	253	—	(11)	—%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.70%	8/16/2028	1,427	—	(64)	(0.01%)
AMS Parent, LLC (All My Sons)	(6)	First Lien Debt	S + 5.00%	9.44%	10/25/2028	5,190	5,161	5,166	0.56%
Apex Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	154	98	97	0.01%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	155	154	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.31%	10/24/2029	55	46	46	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.31%	10/24/2030	632	626	628	0.07%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	14.00% (PIK)	1/7/2032	2,510	(30)	(84)	(0.01%)
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	881	863	840	0.09%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	673	666	641	0.07%
Excel Fitness Holdings, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.55%	4/27/2029	9,825	9,748	9,825	1.07%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	4/27/2029	2,370	459	473	0.05%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (12)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	10,033	9,894	9,991	1.08%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	1/9/2029	4,676	4,663	4,657	0.51%
Legacy Service Partners, LLC	(12)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	2,926	2,900	2,914	0.32%
Liberty Buyer, Inc. (Liberty Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.11%	6/15/2028	3,879	3,858	3,759	0.41%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.09%	6/15/2028	292	292	283	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	723	714	615	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	1.00% (Cash) 10.00% (PIK)	3/18/2029	2,670	2,638	2,271	0.25%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 10.00% (PIK)	3/18/2029	$231	$231	$196	0.02%
NJEye LLC	(6)	First Lien Debt	S + 4.75%	9.20%	6/14/2025	4,678	4,677	4,678	0.51%
NJEye LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.26%	6/14/2025	613	613	613	0.07%
NJEye LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.23%	6/14/2025	785	785	785	0.09%
NJEye LLC	(6)	First Lien Debt	S + 4.75%	9.22%	6/14/2025	780	780	780	0.08%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,000	—	(64)	(0.01%)
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,380	4,380	4,324	0.47%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	6,324	4,684	4,603	0.50%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	10.04%	6/8/2026	2,470	2,470	2,470	0.27%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	6/8/2026	214	214	214	0.02%
North Haven Spartan US Holdco LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.04%	6/8/2026	3,260	808	815	0.09%
One World Fitness PFF, LLC	(6)	First Lien Debt	S + 5.25%	9.65% (Cash) 1.00% (PIK)	11/26/2025	3,883	3,884	3,798	0.41%
Perennial Services Group, LLC	(6)	First Lien Debt	S + 5.50%	9.91%	9/7/2029	6,648	6,575	6,715	0.73%
Perennial Services Group, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.91%	9/7/2029	5,950	5,945	6,009	0.65%
Wrench Group LLC	(6) (9)	First Lien Debt	S + 4.00%	8.56%	10/30/2028	9,950	9,940	9,713	1.06%
Total Services: Consumer							101,844	100,583	10.93%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 5.50%	9.79%	7/18/2028	12,102	12,010	12,204	1.33%
Total Sovereign & Public Finance							12,010	12,204	1.33%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.87%	11/17/2027	5,697	5,697	5,697	0.62%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.84%	11/17/2027	1,803	1,803	1,803	0.20%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 6.25%	10.60%	4/16/2027	1,805	1,786	1,823	0.20%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.75%	10.10%	4/16/2027	9,925	9,892	9,925	1.08%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 6.50%	10.85%	4/16/2027	1,298	1,283	1,311	0.14%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.55%	10/16/2029	18,274	18,077	18,364	2.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	10/16/2029	$5,960	$1,676	$1,739	0.19%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	9.30%	6/27/2029	18,995	18,834	19,143	2.07%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.21%	4/3/2028	7,157	7,119	6,978	0.76%
Total Telecommunications							66,167	66,783	7.26%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.21%	8/3/2026	260	260	240	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 6.75%	11.21%	8/3/2026	902	902	833	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 5.50%	9.96%	8/3/2026	183	182	169	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.21%	8/3/2026	4,405	4,403	4,066	0.44%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.21%	8/3/2026	1,371	1,370	1,265	0.14%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,155	1,140	1,132	0.12%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,751	7,642	7,596	0.83%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.00%	10.44%	12/23/2026	9,750	9,665	9,515	1.03%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.75%	9.00%	11/15/2029	21,827	21,680	21,613	2.34%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/15/2029	3,839	1,051	1,037	0.11%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	11/15/2029	4,111	(35)	(40)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,006	4,907	4,864	0.52%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 8.00%	12.32%	11/27/2029	426	418	426	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 5.00%	9.32%	5/27/2030	1,626	1,626	1,626	0.18%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.75%	9.03%	3/19/2027	2,744	2,703	2,744	0.30%
Total Transportation: Cargo							57,914	57,086	6.20%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Consumer
American Student Transportation Partners, Inc.	(12)	Subordinated Debt	N/A	13.50%	9/11/2029	$2,264	$2,220	$2,214	0.24%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (9) (12)	First Lien Debt	S + 5.50%	9.82%	2/14/2031	10,533	10,446	10,439	1.13%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	2/14/2031	3,040	—	(27)	—%
Total Transportation: Consumer							12,666	12,626	1.37%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 5.00%	9.32%	8/27/2031	10,434	10,339	10,461	1.14%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	8/27/2031	2,615	(12)	7	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 5.00%	9.32%	8/27/2031	1,925	983	1,006	0.11%
DMC Holdco, LLC (DMC Power)	(6)	First Lien Debt	S + 4.75%	9.07%	7/13/2029	4,937	4,881	4,965	0.54%
DMC Holdco, LLC (DMC Power)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	7/13/2029	1,671	(3)	9	—%
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.67%	4/3/2030	6,252	6,157	6,155	0.67%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.65%	10/3/2026	3,621	1,966	1,928	0.21%
Total Utilities: Electric							24,311	24,531	2.67%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.04%	2/21/2031	7,818	7,753	7,818	0.85%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	2/21/2031	3,035	611	611	0.07%
Total Utilities: Water							8,364	8,429	0.92%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.94%	1/19/2029	3,775	3,738	3,738	0.41%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.94%	1/19/2029	7,861	7,755	7,784	0.84%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.94%	1/19/2029	1,979	1,954	1,959	0.21%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	10.04%	12/7/2028	6,443	6,356	6,333	0.68%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.04%	12/7/2028	$3,355	$3,346	$3,297	0.36%
Micronics Filtration Holdings, Inc.	(12)	Subordinated Debt	S + 5.50%	9.81%	2/17/2027	2,450	2,420	2,450	0.27%
TPC Wire & Cable Corp.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,278	2,265	2,246	0.24%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	932	932	919	0.10%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,736	1,737	1,712	0.19%
Total Wholesale							30,503	30,438	3.30%

Total Debt Investments							2,073,219	2,042,453	222.00%

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,897	0.21%
Total Aerospace & Defense					1,530	1,897	0.21%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	403	0.04%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (10) (12)	LP Interests	12/19/2023	303,000	303	341	0.04%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	658	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	974	1,092	0.12%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,494	0.27%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (10) (12)	Common Units	7/13/2022	14,777	$1,860	$2,374	0.26%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12)	Company Unit	10/5/2023	954	954	841	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	569	0.06%
Total Beverage, Food & Tobacco					3,517	3,784	0.41%

Capital Equipment
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	814	0.09%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Class A Common Units	3/1/2023	148	60	121	0.01%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Series A Preferred Units	3/1/2023	148	148	175	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	654	0.07%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (10) (12)	Common Units	10/5/2022	3,750,000	3,750	6,086	0.66%
Total Capital Equipment					5,207	7,850	0.85%

Construction & Building
Erie Construction, LLC (Erie Construction)	(8) (10) (12)	Common Units	9/3/2021	166	166	571	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,313	0.15%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	923	0.10%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	98	0.01%
Total Construction & Building					2,433	2,905	0.32%

Consumer Goods: Non-durable
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	247	0.03%
Total Consumer Goods: Non-durable					170	247	0.03%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	$148	$156	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/12/2022	11,916	1,131	423	0.04%
Total Containers, Packaging & Glass					1,279	579	0.06%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	446	0.05%
MDC Group Holdings, LP (Mosaic Dental)	(8) (10) (12)	AA Equity Co-Invest	2/7/2023	245	245	146	0.02%
RCP Nats Co-Investment Fund LP	(8) (12)	LP Interests	3/18/2025	1,000,000	1,000	1,000	0.10%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	800	0.09%
Total Healthcare & Pharmaceuticals					3,102	2,392	0.26%

High Tech Industries
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	153	0.02%
Total High Tech Industries					313	153	0.02%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	637	0.07%
Total Media: Diversified & Production					853	637	0.07%

Services: Business
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Concord FG Holdings, LP (E78)	(8) (10) (12)	Class A Common Units	12/1/2021	816	860	907	0.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	$320	$291	0.03%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12)	Class A Common Units	7/17/2023	790	790	723	0.08%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (10) (12)	Class A Common Units	1/31/2023	1,173	117	147	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	833	0.09%
Total Services: Business					3,566	2,901	0.32%

Services: Consumer
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	929	0.10%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	155	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	2/28/2025	121	14	15	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	592	0.06%
Perennial Services Investors LLC (Perennial Services Group)	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	1,030	0.11%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (10) (12)	Purchased Units	3/31/2022	253	253	66	0.01%
Total Services: Consumer					2,896	2,787	0.30%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,206	0.13%
Total Sovereign & Public Finance					634	1,206	0.13%

Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	2,366	0.25%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	1,243	0.14%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (12)	Partnership Units	12/29/2022	938,576	939	760	0.08%
Total Transportation: Cargo					5,240	4,369	0.47%

Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(8) (12)	Limited Partnership Interest	9/11/2023	102,475	102	143	0.02%
Total Transportation: Consumer					102	143	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	$280	$208	0.02%
Total Utilities: Electric					280	208	0.02%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (10) (12)	Common Units	2/21/2024	4,781	478	565	0.06%
Total Utilities: Water					478	565	0.06%

Total Equity Investments					35,120	35,117	3.82%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.22%	47,219,803	$47,220	$47,220	5.13%
First American Government Obligations Fund - Class Z	4.23%	27,386	27	27	—%
Total Cash Equivalents			$47,247	$47,247	5.13%
Total Investments and Cash Equivalents			$2,155,586	$2,124,817	230.95%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$8,184	$8,184	—
Total Derivatives - Interest Rate Swaps							$8,184	$8,184	—
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2025. As of March 31, 2025, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.32%, 4.29%, 4.19%, and 4.01% respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $920,020 as of March 31, 2025.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2025
(dollar amounts in thousands)

(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 "Organization"), which serve as collateral for the 2023 Debt Securitization, the 2024 Debt Securitization, and the 2025 Debt Securitization (each as defined in the Notes). See Note 7 "Borrowings".
(7)As of March 31, 2025, there are no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2025, the Company held fifty-two restricted securities with an aggregate fair value of $35,117, or 3.82% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 3.93% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 "Commitments and Contingencies".
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
(13)Instrument is used in a qualifying hedge accounting relationship. The associated change in fair value is recorded with the change in fair value of the hedged item within interest expense on the consolidated statements of operations. Refer to Note 4 "Derivatives" for more information.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of March 31, 2025.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan	S + 5.00%	9.62%	3/1/2029	$7,935	$7,883	$7,830	0.81%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.46%	3/1/2029	97	97	96	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.61%	3/1/2029	1,707	1,707	1,685	0.17%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.46%	3/1/2029	20,033	19,849	19,767	2.04%
Total Automotive							67,313	66,427	6.85%

Banking, Finance, Insurance, Real Estate
Accession Risk Management Group, Inc. (f/k/a RSC Acquisition Inc)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/1/2029	9,744	9,744	9,620	0.99%
Ascend Partner Services LLC	(12) (13)	First Lien Term Loan	S + 4.50%	8.86%	8/11/2031	7,358	7,286	7,289	0.75%
Ascend Partner Services LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	8/11/2031	12,642	(60)	(119)	(0.01%)
Big Apple Advisory, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	P + 3.50%	11.00%	11/18/2031	4,305	(21)	(41)	—%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	P + 3.50%	11.00%	11/18/2031	1,740	(17)	(17)	—%
Big Apple Advisory, LLC	(12)	First Lien Term Loan	P + 3.50%	11.00%	11/18/2031	8,955	8,866	8,869	0.91%
Cohen Advisory, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.83%	12/31/2031	4,825	(24)	(48)	—%
Cohen Advisory, LLC	(12)	First Lien Term Loan	S + 4.50%	8.83%	12/31/2031	8,685	8,599	8,599	0.88%
Illumifin Corporation (Long Term Care Group)	(6) (9) (12)	First Lien Term Loan	S + 3.27%	11.88%	9/8/2027	7,274	7,257	6,650	0.69%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	10/16/2028	7,100	7,052	7,091	0.73%
Smith & Howard Advisory LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	11/26/2030	2,351	(6)	(23)	—%
Smith & Howard Advisory LLC	(6)	First Lien Term Loan	S + 4.75%	9.11%	11/26/2030	2,915	2,886	2,887	0.30%
Vensure Employer Services, Inc.	(9) (12)	First Lien Term Loan	S + 5.00%	9.34%	9/27/2031	2,733	2,708	2,718	0.28%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.65%	9/27/2031	567	(3)	(3)	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Term Loan	S + 6.00%	10.33%	4/3/2028	14,731	14,720	14,716	1.51%
Total Banking, Finance, Insurance, Real Estate							68,987	68,188	7.03%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Term Loan	S + 5.00%	9.36%	9/10/2030	$720	$713	$713	0.07%
AmerCareRoyal, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	165	—	(2)	—%
AmerCareRoyal, LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	9/10/2030	115	114	114	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	12.96%	8/30/2027	9,300	9,188	9,221	0.95%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.72%	6/8/2029	9,000	8,891	8,359	0.86%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (10) (13) (14)	First Lien Term Loan	S + 4.00%	8.47%	6/9/2028	10,518	10,070	10,147	1.05%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.43%	9/28/2027	9,700	9,653	9,700	1.00%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Term Loan	S + 5.50%	9.83%	9/25/2029	17,109	16,829	16,905	1.74%
Commercial Bakeries Corp.	(6) (10)	First Lien Term Loan	S + 5.50%	9.99%	9/25/2029	2,024	2,009	2,000	0.21%
FoodScience, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/14/2031	6,322	(16)	(61)	(0.01%)
FoodScience, LLC	(12)	First Lien Term Loan	S + 4.75%	9.08%	11/14/2031	5,927	5,868	5,870	0.60%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	4,077	4,007	3,963	0.41%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	814	798	791	0.08%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	963	943	937	0.10%
LHS Acquistion, LLC (Summit Hill Foods)	(6)	First Lien Term Loan	S + 5.75%	10.26%	11/29/2029	8,053	7,946	8,024	0.83%
Palmetto Acquisitionco, Inc. (Tech24)	(6)	First Lien Term Loan	S + 5.75%	10.08%	9/18/2029	13,181	12,987	12,986	1.33%
Palmetto Acquisitionco, Inc. (Tech24)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.24%	9/18/2029	4,821	3,091	3,035	0.31%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Term Loan	S + 4.50%	9.58%	12/23/2028	7,023	6,965	6,963	0.72%
Refresh Buyer, LLC (Sunny Sky Products)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	9.58%	12/23/2028	1,773	—	(15)	—%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)		First Lien Term Loan	S + 4.50%	9.24%	7/30/2025	2,820	2,815	2,762	0.28%
Watermill Express, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.23%	7/5/2029	2,374	573	578	0.06%
Watermill Express, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	7/5/2029	3,162	3,162	3,162	0.33%
Watermill Express, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	6,311	6,256	6,311	0.65%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Watermill Express, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.73%	7/5/2029	$3,220	$3,205	$3,220	0.33%
Watermill Express, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.73%	7/5/2029	311	311	311	0.03%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12) (13)	First Lien Term Loan	S + 5.50%	9.75%	4/10/2031	24,369	24,140	24,613	2.54%
Total Beverage, Food & Tobacco							140,518	140,607	14.48%

Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.86%	9/9/2030	998	988	988	0.10%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,269	3,199	3,266	0.34%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	6/27/2030	19,984	6,361	6,196	0.64%
FirstCall Mechanical Group, LLC	(12) (13)	First Lien Term Loan	S + 4.75%	9.08%	6/27/2030	9,950	9,857	9,856	1.02%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9)	First Lien Term Loan	S + 6.00%	10.43%	12/15/2026	6,400	6,375	6,123	0.63%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.43%	12/15/2026	5,550	5,538	5,310	0.55%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.43%	12/15/2026	2,545	2,545	2,435	0.25%
Hyperion Materials & Technologies, Inc.	(12) (13) (14)	First Lien Term Loan	S + 4.50%	9.06%	8/30/2028	2,627	2,625	2,588	0.27%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (13)	First Lien Term Loan	S + 5.50%	9.86%	4/9/2030	7,277	7,209	7,138	0.74%
Ovation Holdings, Inc	(6) (13)	First Lien Term Loan	S + 5.00%	9.59%	2/4/2030	7,954	7,824	7,946	0.82%
Ovation Holdings, Inc	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	1,882	1,864	1,880	0.19%
Ovation Holdings, Inc	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	2/4/2030	7,901	(78)	(8)	—%
Ovation Holdings, Inc	(12)	First Lien Term Loan	S + 5.00%	9.50%	2/4/2030	948	939	947	0.10%
PT Intermediate Holdings III, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	12,276	12,238	12,352	1.26%
PT Intermediate Holdings III, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 3.25%	7.58% (Cash) 1.75% (PIK)	4/9/2030	1,106	(1)	7	—%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Term Loan	S + 5.25%	9.79%	4/4/2029	9,524	9,389	9,456	0.97%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	10.14%	4/4/2029	1,831	1,825	1,818	0.19%
Service Logic Acquisition, Inc.	(6) (9)	First Lien Term Loan	S + 3.50%	8.09%	10/29/2027	7,919	7,934	7,939	0.82%
Thermostat Purchaser III, Inc.	(6) (9) (12)	First Lien Term Loan	S + 4.25%	8.58%	8/31/2028	4,635	4,633	4,635	0.48%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Thermostat Purchaser III, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.58%	8/31/2028	$2,787	$—	$—	—%
Vessco Midco Holdings, LLC	(6) (9) (12) (13)	First Lien Term Loan	S + 4.75%	9.43%	7/24/2031	13,706	13,570	13,573	1.39%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.43%	7/24/2031	4,569	1,181	1,159	0.12%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.43%	7/24/2031	1,726	(16)	(17)	—%
Total Capital Equipment							105,999	105,587	10.88%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Term Loan	S + 4.75%	9.45%	12/31/2027	2,040	2,049	1,975	0.20%
Chroma Color Corporation	(6)	First Lien Term Loan	S + 6.00%	10.63%	4/23/2029	6,250	6,153	6,205	0.64%
Chroma Color Corporation	(12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.35%	4/23/2029	1,379	1,370	1,369	0.14%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (13)	First Lien Term Loan	S + 4.35%	8.71%	6/30/2028	9,631	9,516	8,132	0.84%
TJC Spartech Acquisition Corp.	(6) (9) (12) (14)	First Lien Term Loan	S + 4.75%	9.41%	5/6/2028	14,617	14,563	10,616	1.09%
Total Chemicals, Plastics, & Rubber							33,651	28,297	2.91%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,239	2,187	2,162	0.22%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,263	4,213	4,114	0.42%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	5,409	5,344	5,221	0.54%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	10/13/2031	3,165	137	123	0.01%
Cobalt Service Partners, LLC	(6) (9)	First Lien Term Loan	S + 4.75%	9.08%	10/13/2031	1,835	1,817	1,818	0.19%
Erie Construction Mid-West, LLC (Erie Construction)	(6) (13)	First Lien Term Loan	S + 4.75%	10.09%	7/30/2027	9,604	9,554	9,604	0.99%
Gannett Fleming, Inc.	(9) (12) (13)	First Lien Term Loan	S + 4.75%	9.23%	8/5/2030	17,824	17,568	17,669	1.83%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.23%	8/5/2030	2,131	(30)	(19)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	8/9/2030	5,714	(14)	(54)	(0.01%)
Heartland Paving Partners, LLC	(6)	First Lien Term Loan	S + 4.75%	9.08%	8/9/2030	8,550	8,466	8,469	0.87%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

ICE USA Infrastructure, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	9.58%	3/15/2030	$6,572	$6,512	$6,511	0.67%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9)	First Lien Term Loan	S + 5.75%	10.20%	12/15/2027	9,220	9,118	9,220	0.95%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/15/2027	4,870	4,845	4,870	0.50%
MEI Buyer LLC	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	6/29/2029	11,316	11,130	11,319	1.17%
MEI Buyer LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.48%	6/29/2029	1,810	1,803	1,810	0.19%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.50%	5/7/2030	191	(1)	(2)	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.50%	5/7/2030	2,937	2,900	2,901	0.30%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Term Loan	S + 4.75%	9.24%	12/30/2027	5,229	5,178	5,178	0.53%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	12/30/2027	4,582	4,575	4,582	0.47%
Royal Holdco Corporation (RMA Companies)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.31%	12/30/2027	3,132	3,127	3,132	0.32%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Term Loan	S + 5.75%	10.44%	12/30/2027	3,087	3,053	3,087	0.32%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	10.51%	8/31/2029	6,454	6,376	6,432	0.66%
WSB Engineering Holdings Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.59%	8/31/2029	4,325	3,733	3,743	0.39%
Total Construction & Building							111,577	111,836	11.52%

Consumer Goods: Durable
Halo Buyer, Inc.	(6) (14)	First Lien Term Loan	S + 4.50%	8.96%	6/30/2025	5,607	5,597	5,348	0.55%
XpressMyself.com LLC (SmartSign)	(6) (13)	First Lien Term Loan	S + 5.50%	10.03%	9/7/2028	9,775	9,713	9,775	1.01%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Term Loan	S + 5.75%	10.25%	9/7/2028	4,974	4,900	4,974	0.51%
Total Consumer Goods: Durable							20,210	20,097	2.07%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 4.50%	8.93%	9/10/2027	12,475	12,415	12,475	1.29%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 5.75%	10.18%	9/10/2027	1,706	1,683	1,706	0.18%
Gloves Buyer, Inc. (PIP)	(6) (13)	First Lien Term Loan	S + 4.00%	8.47%	12/29/2027	9,052	9,037	9,052	0.93%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Term Loan	S + 5.25%	9.94%	6/30/2028	6,720	6,677	6,721	0.69%
KL Bronco Acquisition, Inc. (Elevation Labs)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.70%	6/30/2028	3,118	912	931	0.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

MPG Parent Holdings, LLC (Market Performance Group)	(6) (13)	First Lien Term Loan	S + 5.00%	9.33%	1/8/2030	$12,525	$12,413	$12,650	1.31%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.59%	1/8/2030	3,075	3,075	3,106	0.32%
Ultima Health Holdings, Inc.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	3/12/2029	1,761	1,737	1,761	0.18%
Total Consumer Goods: Non-durable							47,949	48,402	5.00%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (13)	First Lien Term Loan	S + 6.75%	11.43%	10/7/2026	14,284	14,266	13,536	1.40%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6)	First Lien Term Loan	S + 6.75%	11.41%	10/7/2026	113	112	107	0.01%
Five Star Lower Holding LLC (Five Star Packaging)	(6) (13) (14)	First Lien Term Loan	S + 4.25%	8.68%	5/5/2029	7,500	7,421	7,468	0.77%
good2grow LLC	(6) (13)	First Lien Term Loan	S + 4.50%	9.16%	12/1/2027	8,699	8,653	8,699	0.90%
good2grow LLC	(6) (12)	First Lien Term Loan	S + 5.50%	10.16%	12/1/2027	4,981	4,927	4,981	0.51%
good2grow LLC	(6) (13)	First Lien Term Loan	S + 4.75%	9.41%	12/1/2027	14,266	14,149	14,408	1.48%
Ivex Holdco Inc. (Specialized Packaging Group)	(10)	First Lien Term Loan	S + 5.50%	10.19%	12/17/2027	4,365	4,336	4,333	0.45%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Term Loan	S + 6.25%	10.99%	12/17/2027	6,825	6,777	6,776	0.70%
Ivex Holdco Inc. (Specialized Packaging Group)	(12)	First Lien Term Loan	S + 5.75%	10.49%	12/17/2027	3,291	3,271	3,267	0.34%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (13)	First Lien Term Loan	S + 5.50%	10.19%	12/17/2027	10,153	10,119	10,080	1.04%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.00%	1/6/2029	2,510	2,479	2,366	0.24%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	12.50%	1/6/2029	465	456	460	0.05%
Online Labels Group, LLC	(13)	First Lien Term Loan	S + 5.25%	9.58%	12/19/2029	3,295	3,267	3,295	0.34%
Online Labels Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	403	—	—	—%
Online Labels Group, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.58%	12/19/2029	403	—	—	—%
Total Containers, Packaging & Glass							80,233	79,776	8.23%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Energy: Electricity
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	6/25/2030	$22,354	$22,142	$22,155	2.28%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	6/25/2030	5,912	—	(53)	(0.01%)
US MetalCo Holdings LLC (MGM Transformer Company)	(6) (12)	First Lien Term Loan	S + 5.50%	10.09%	10/31/2029	23,376	23,073	23,511	2.43%
US MetalCo Holdings LLC (MGM Transformer Company)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/31/2029	6,356	6,342	6,393	0.66%
Total Energy: Electricity							51,557	52,006	5.36%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (13)	First Lien Term Loan	S + 5.00%	9.33%	3/27/2030	7,507	7,437	7,439	0.77%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	3,018	3,011	2,990	0.31%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	3/27/2030	4,999	(12)	(45)	—%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	6,708	6,600	6,661	0.69%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	3,134	3,121	3,112	0.32%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	3/23/2029	6,792	6,766	6,745	0.70%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Term Loan	S + 5.00%	9.43%	3/23/2029	1,718	1,691	1,706	0.18%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Term Loan	S + 5.75%	10.44%	11/30/2027	4,822	4,799	4,806	0.50%
NFM & J, L.P. (The Facilities Group)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.37%	11/30/2027	8,950	8,885	8,920	0.92%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.44%	11/30/2027	4,902	4,902	4,885	0.50%
NFM & J, L.P. (The Facilities Group)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.42%	11/30/2027	5,026	561	544	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Term Loan	S + 5.25%	9.94%	8/31/2028	6,581	6,541	6,109	0.63%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (12)	First Lien Term Loan	S + 5.50%	9.83%	7/3/2029	8,464	8,356	8,359	0.86%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.48%	7/3/2029	6,405	4,721	4,654	0.48%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Term Loan	S + 5.50%	9.75%	7/3/2029	$1,589	$1,573	$1,569	0.16%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.58%	7/3/2029	13,446	—	(167)	(0.02%)
SI Solutions, LLC	(6)	First Lien Term Loan	S + 4.75%	9.34%	8/15/2030	11,872	11,758	11,888	1.22%
SI Solutions, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	8/15/2030	5,601	(13)	7	—%
Total Environmental Industries							80,697	80,182	8.28%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12) (13)	First Lien Term Loan	S + 5.25%	9.84%	7/2/2031	15,673	15,520	15,588	1.60%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.80%	7/2/2031	2,850	189	180	0.02%
AB Centers Acquisition Corporation (Action Behavior Centers)		First Lien Term Loan	S + 5.25%	9.61%	7/2/2031	1,477	1,470	1,469	0.15%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.18%	12/17/2027	7,792	7,748	6,531	0.67%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/16/2026	3,282	3,266	535	0.06%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	1,972	1,965	780	0.08%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Term Loan	N/A	4.71% (PIK)	1/15/2026	533	533	533	0.05%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2026	2,396	2,026	581	0.06%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.53%	12/20/2031	2,760	(14)	(27)	—%
Bridges Consumer Healthcare Intermediate LLC	(6) (12)	First Lien Term Loan	S + 5.25%	9.53%	12/20/2031	5,814	5,756	5,756	0.59%
Coding Solutions Acquisition, Inc.	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.25%	8/7/2031	12,288	12,207	12,193	1.25%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/7/2031	1,872	(4)	(14)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.43%	8/7/2031	1,246	1,079	1,081	0.11%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Term Loan	S + 4.25%	8.84%	3/30/2029	3,281	3,242	3,174	0.33%
Eyesouth Eye Care Holdco LLC	(6) (13)	First Lien Term Loan	S + 5.50%	9.96%	10/5/2029	7,398	7,341	7,264	0.75%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.00%	10/5/2029	2,425	2,425	2,381	0.25%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

FH DMI Buyer, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	10/11/2030	$1,104	$(3)	$(10)	—%
FH DMI Buyer, Inc.	(6)	First Lien Term Loan	S + 5.00%	9.33%	10/11/2030	1,987	1,968	1,969	0.20%
Genesee Scientific LLC	(6) (9)	First Lien Term Loan	S + 5.75%	10.10%	9/30/2027	5,898	5,870	5,176	0.53%
Genesee Scientific LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.10%	9/30/2027	1,544	1,544	1,355	0.14%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	6,336	6,302	6,183	0.64%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	1,982	1,982	1,934	0.20%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	1,946	—	(47)	—%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.99%	12/9/2027	648	—	(16)	—%
GHR Healthcare, LLC	(6) (9)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	4,933	4,870	4,814	0.50%
GHR Healthcare, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	8,048	7,979	7,854	0.81%
GHR Healthcare, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.99%	12/9/2027	3,742	3,710	3,652	0.38%
Health Management Associates, Inc.	(6) (12)	First Lien Term Loan	S + 6.25%	10.82%	3/30/2029	8,264	8,135	8,264	0.85%
Health Management Associates, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.77%	3/30/2029	1,497	715	742	0.08%
Heartland Veterinary Partners LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	3,637	2,222	2,218	0.23%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	10,014	10,014	10,003	1.03%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	12/10/2027	2,003	1,984	2,001	0.21%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Term Loan	S + 5.25%	9.58%	10/16/2030	10,546	10,452	10,495	1.07%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	12.25%	2/28/2030	5,292	5,169	5,277	0.54%
HMN Acquirer Corp.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.08%	11/5/2031	2,426	(6)	(23)	—%
HMN Acquirer Corp.	(6)	First Lien Term Loan	S + 4.75%	9.08%	11/5/2031	6,598	6,533	6,535	0.67%
Infucare Rx Inc	(6) (13)	First Lien Term Loan	S + 4.25%	8.68%	1/4/2028	5,788	5,756	5,788	0.60%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,789	1,757	1,719	0.18%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	12.25%	2/7/2030	477	473	458	0.05%
Midwest Eye Services, LLC	(6) (13)	First Lien Term Loan	S + 4.50%	8.96%	8/20/2027	8,929	8,886	8,923	0.92%
Promptcare Infusion Buyer, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	2,868	1,430	1,430	0.15%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Term Loan	S + 6.00%	10.44%	9/1/2027	8,120	8,077	8,120	0.84%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.44%	9/1/2027	1,265	1,262	1,265	0.13%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

QHR Health, LLC	(6) (10) (13)	First Lien Term Loan	S + 5.25%	9.93%	5/28/2027	$7,601	$7,560	$7,675	0.79%
QHR Health, LLC	(6) (10)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.71%	5/28/2027	3,215	3,210	3,246	0.33%
QHR Health, LLC	(6) (13)	First Lien Term Loan	S + 5.25%	9.71%	5/28/2027	3,215	3,180	3,246	0.33%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Term Loan	S + 6.25%	10.63%	9/19/2028	7,833	7,667	7,746	0.80%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12) (13)	First Lien Term Loan	S + 6.25%	10.80%	9/19/2028	9,609	9,455	9,502	0.98%
Smile Brands Inc.	(12)	Subordinated Debt	S + 9.52%	14.10% (PIK)	4/12/2028	11,396	11,353	9,352	0.96%
SM Wellness Holdings, Inc. (Solis Mammography)	(6) (12) (13)	First Lien Term Loan	S + 4.50%	9.35%	4/17/2028	13,022	12,960	12,920	1.32%
Southern Veterinary Partners, LLC	(6) (9) (13) (14)	First Lien Term Loan	S + 3.25%	7.71%	12/4/2031	9,424	9,414	9,502	0.98%
TBRS, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.26%	11/22/2031	2,209	(11)	(21)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.26%	11/22/2030	1,406	71	71	0.01%
TBRS, Inc.	(6) (9)	First Lien Term Loan	S + 4.75%	9.26%	11/22/2031	8,101	8,020	8,023	0.83%
Tidi Legacy Products, Inc.	(6) (9) (12) (13)	First Lien Term Loan	S + 5.25%	9.61%	12/19/2029	15,367	15,234	15,418	1.59%
Tidi Legacy Products, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.61%	12/19/2029	4,085	—	13	—%
VMG Holdings LLC (VMG Health)	(6) (13)	First Lien Term Loan	S + 4.75%	9.33%	4/16/2030	15,892	15,742	15,744	1.61%
VMG Holdings LLC (VMG Health)	(12)	First Lien Term Loan	S + 4.75%	9.08%	4/16/2030	1,139	1,127	1,128	0.12%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	7,312	7,267	7,245	0.75%
Wellspring Pharmaceutical Corporation	(6)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	3,344	3,298	3,314	0.34%
Wellspring Pharmaceutical Corporation	(12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	1,555	1,547	1,541	0.16%
Wellspring Pharmaceutical Corporation	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.43%	8/22/2028	3,750	2,547	2,526	0.26%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Term Loan	S + 5.00%	9.43%	8/22/2028	1,233	1,215	1,222	0.13%
YI, LLC (Young Innovations)	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.39%	12/3/2029	16,386	16,249	16,244	1.66%
YI, LLC (Young Innovations)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.39%	12/3/2029	3,448	—	(30)	—%
Total Healthcare & Pharmaceuticals							308,935	299,711	30.87%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (13)	First Lien Term Loan	S + 5.00%	9.33%	12/21/2027	$11,454	$11,426	$11,363	1.17%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.33%	12/21/2027	3,120	3,102	3,095	0.32%
Alta Buyer, LLC (GoEngineer)	(9)	First Lien Term Loan	S + 5.00%	9.33%	12/21/2027	5,338	5,290	5,295	0.55%
Cedar Services Group, LLC (Evergreen Services Group II)	(6) (9) (12)	First Lien Term Loan	S + 5.50%	9.83%	10/4/2030	15,994	15,780	15,994	1.65%
Cedar Services Group, LLC (Evergreen Services Group II)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	10/4/2030	12,931	12,903	12,931	1.33%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	10.09%	8/2/2030	3,830	(17)	25	—%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	3,830	3,811	3,855	0.40%
Diligent Corporation (fka Diamond Merger Sub II, Corp.)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	10.09%	8/2/2030	22,340	22,230	22,489	2.32%
Eliassen Group, LLC	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.08%	4/14/2028	11,947	11,871	11,947	1.23%
Eliassen Group, LLC	(6) (9)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.30%	4/14/2028	860	859	860	0.09%
Ensono, Inc.	(6) (12) (14)	First Lien Term Loan	S + 4.00%	8.47%	5/26/2028	14,081	14,046	14,095	1.45%
Exterro, Inc.	(6) (13)	First Lien Term Loan	S + 5.50%	10.12%	6/1/2027	9,474	9,432	9,569	0.99%
Infobase Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.50%	10.03%	6/14/2028	4,287	4,259	4,287	0.44%
North Haven CS Acquisition, Inc.	(6)	First Lien Term Loan	S + 5.25%	10.02%	1/23/2025	5,717	5,717	5,774	0.60%
North Haven CS Acquisition, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.25%	10.02%	1/22/2027	22,187	22,023	22,409	2.31%
Prosci, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.96%	10/21/2026	4,733	4,713	4,733	0.49%
Quartz Holding Company (Quickbase)	(6) (12) (13)	First Lien Term Loan	S + 3.50%	7.86%	10/2/2028	6,833	6,811	6,803	0.70%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	4,200	4,192	3,934	0.41%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	1,079	1,074	1,010	0.10%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.49%	4/15/2027	239	239	224	0.02%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Term Loan	S + 4.50%	8.86%	9/30/2031	685	678	679	0.07%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.86%	9/30/2031	236	(1)	(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.83%	3/31/2031	79	21	21	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Smart Wave Technologies, Inc.	(6) (12)	First Lien Term Loan	S + 6.00%	10.74%	11/5/2026	$8,725	$8,676	$7,579	0.78%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	1,888	1,866	1,787	0.18%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	811	800	779	0.08%
Solve Industrial Motion Group LLC	(12)	First Lien Term Loan (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,162	2,162	2,046	0.21%
Venture Buyer, LLC (Velosio)	(6) (9) (13)	First Lien Term Loan	S + 5.25%	9.84%	3/1/2030	6,201	6,147	6,207	0.64%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.84%	3/1/2030	1,284	—	1	—%
Total High Tech Industries							180,110	179,789	18.53%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	10/31/2031	1,052	(3)	(10)	—%
Davidson Hotel Company LLC	(6)	First Lien Term Loan	S + 5.00%	9.36%	10/31/2031	3,156	3,125	3,126	0.32%
Total Hotel, Game & Leisure							3,122	3,116	0.32%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6)	First Lien Term Loan	S + 5.75%	10.40%	10/23/2028	4,335	4,273	4,339	0.45%
Tinuiti Inc.	(6) (9) (12)	First Lien Term Loan	S + 5.25%	9.68%	12/10/2026	2,918	2,904	2,886	0.30%
Tinuiti Inc.	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.68%	12/10/2026	1,907	1,907	1,886	0.19%
Tinuiti Inc.	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.68%	12/10/2026	9,763	9,763	9,658	1.00%
Total Media: Advertising, Printing & Publishing							18,847	18,769	1.94%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	$3,615	$3,568	$3,480	0.36%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6)	First Lien Term Loan	S + 1.00%	5.43% (Cash) 4.00% (PIK)	8/12/2027	2,583	2,562	2,107	0.22%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6)	First Lien Term Loan	S + 1.00%	5.43% (Cash) 4.00% (PIK)	8/12/2027	2,939	2,924	2,398	0.25%
MSM Acquisitions, Inc. (Spectrio)	(6) (9) (12)	First Lien Term Loan	S + 6.00%	10.51%	12/9/2026	8,163	8,137	7,301	0.75%
MSM Acquisitions, Inc. (Spectrio)	(6) (9) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.51%	12/9/2026	2,900	2,886	2,594	0.27%
MSM Acquisitions, Inc. (Spectrio)	(9)	First Lien Term Loan (Delayed Draw)	S + 6.00%	10.51%	12/9/2026	442	441	396	0.04%
Total Media: Diversified & Production							20,518	18,276	1.89%

Retail
Syndigo LLC	(6)	First Lien Term Loan	S + 4.50%	9.28%	12/15/2027	5,775	5,786	5,775	0.60%
Total Retail							5,786	5,775	0.60%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Term Loan	S + 6.25%	10.50%	5/23/2029	4,474	4,401	4,512	0.47%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Term Loan	S + 5.00%	9.43%	10/8/2029	11,333	11,185	11,225	1.16%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.67%	10/8/2029	1,096	298	294	0.03%
Azalea TopCo, Inc. (Press Ganey)	(9) (12) (13) (14)	First Lien Term Loan	S + 3.25%	7.61%	4/30/2031	5,840	5,784	5,864	0.60%
Bounteous, Inc.	(12) (13)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	5,293	5,266	5,287	0.54%
Bounteous, Inc.	(12)	First Lien Term Loan	S + 4.75%	9.36%	8/2/2027	2,166	2,155	2,164	0.22%
Bounteous, Inc.	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	2,739	2,727	2,736	0.28%
Bounteous, Inc.	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.36%	8/2/2027	3,541	3,541	3,537	0.36%
Bullhorn, Inc.	(6) (9) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	10/1/2029	13,671	13,606	13,808	1.42%
Businessolver.com, Inc.	(6) (9)	First Lien Term Loan	S + 5.50%	9.93%	12/1/2027	7,662	7,621	7,662	0.79%
Businessolver.com, Inc.	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.93%	12/1/2027	1,146	271	274	0.03%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 9.25%	13.86% (PIK)	3/31/2031	1,035	1,016	1,034	0.11%
CDL Marketing Group, LLC (Career Now)	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,742	3,711	2,673	0.28%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	$305	$304	$305	0.03%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	2,271	2,263	2,271	0.23%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.85%	9/24/2026	208	208	208	0.02%
Cornerstone Advisors of Arizona, LLC	(6)	First Lien Term Loan	S + 5.50%	9.85%	9/24/2026	3,423	3,399	3,423	0.35%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (13)	First Lien Term Loan	S + 5.00%	9.50%	9/15/2028	7,415	7,315	7,342	0.76%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.62%	9/15/2028	2,360	2,345	2,337	0.24%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.81%	9/15/2028	1,555	1,550	1,540	0.16%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (13)	First Lien Term Loan	S + 5.00%	9.48%	9/15/2028	3,431	3,377	3,397	0.35%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.72%	9/15/2028	5,141	4,318	4,290	0.44%
Element 78 Partners, LLC (E78)	(12)	First Lien Term Loan	S + 5.50%	9.96%	12/1/2027	5,543	5,511	5,543	0.57%
Element 78 Partners, LLC (E78)		First Lien Term Loan	S + 5.50%	9.96%	12/1/2027	1,423	1,414	1,423	0.15%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	12/1/2027	15,233	—	—	—%
Element 78 Partners, LLC (E78)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.96%	12/1/2027	4,168	4,144	4,168	0.43%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.97%	12/1/2027	3,524	3,118	3,118	0.32%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9)	First Lien Term Loan	S + 6.25%	10.75%	12/23/2026	9,700	9,637	9,700	1.00%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12) (13)	First Lien Term Loan	S + 6.75%	11.25%	12/23/2026	6,723	6,613	6,794	0.70%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,800	1,760	1,765	0.18%
Gabriel Partners, LLC	(12)	First Lien Term Loan	S + 6.25%	10.73%	9/21/2026	663	657	653	0.07%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan	S + 6.25%	10.91%	9/21/2026	9,096	9,068	8,954	0.92%
Gabriel Partners, LLC	(6) (9) (13)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.91%	9/21/2026	1,515	1,515	1,492	0.15%
Gabriel Partners, LLC	(6) (9)	First Lien Term Loan	S + 6.25%	10.91%	9/21/2026	3,755	3,741	3,696	0.38%
ImageFirst Holdings, LLC	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.58%	4/27/2028	8,442	8,427	8,442	0.87%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.97%	11/22/2028	$3,598	$(9)	$—	—%
Integrated Power Services Holdings, Inc.	(12)	First Lien Term Loan	S + 4.50%	8.97%	11/22/2028	3,551	3,547	3,551	0.37%
KENG Acquisition, Inc. (Engage PEO)	(6) (9)	First Lien Term Loan	S + 5.00%	9.36%	8/1/2029	9,570	9,446	9,483	0.98%
KENG Acquisition, Inc. (Engage PEO)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	9,285	4,127	4,061	0.42%
KENG Acquisition, Inc. (Engage PEO)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/1/2029	1,074	(2)	(10)	—%
KRIV Acquisition, Inc. (Riveron)	(6) (12) (13)	First Lien Term Loan	S + 5.75%	10.08%	7/6/2029	10,656	10,407	10,556	1.09%
KRIV Acquisition, Inc. (Riveron)	(12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.08%	7/6/2029	1,598	1,582	1,583	0.16%
LRN Corporation (Lion Merger Sub, Inc.)	(9)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	7,246	7,228	7,193	0.74%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Term Loan	S + 6.50%	10.93%	12/17/2025	7,222	7,189	7,170	0.74%
LSCS Holdings, Inc. (Dohmen)	(6) (12) (13) (14)	First Lien Term Loan	S + 4.50%	8.97%	12/16/2028	9,911	9,871	9,991	1.03%
OCM System One Buyer CTB, LLC (System One)	(6) (12)	First Lien Term Loan	S + 3.75%	8.08%	3/2/2028	3,204	3,204	3,204	0.33%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (13)	First Lien Term Loan	S + 5.50%	9.96%	8/22/2029	13,260	13,165	13,025	1.34%
Output Services Group, Inc.	(10) (12)	First Lien Term Loan	S + 8.00%	12.86%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Term Loan	S + 6.25%	11.11%	11/30/2028	837	837	837	0.09%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.97%	7/7/2028	13,500	13,252	12,272	1.26%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Term Loan	S + 6.25%	10.68%	6/15/2029	11,845	11,672	11,845	1.22%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.68%	6/15/2029	2,834	2,813	2,834	0.29%
Safety Infrastructure Services Intermediate LLC	(12) (13)	First Lien Term Loan	S + 4.75%	9.08%	7/21/2028	7,103	7,037	7,018	0.72%
Sagebrush Buyer, LLC (Province)	(12) (13)	First Lien Term Loan	S + 5.00%	9.36%	7/1/2030	4,793	4,747	4,748	0.49%
Scaled Agile, Inc.	(6) (9)	First Lien Term Loan	S + 5.50%	9.93%	12/15/2028	7,855	7,804	7,079	0.73%
Scaled Agile, Inc.	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.25%	12/15/2028	386	386	348	0.04%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	6,703	6,654	6,703	0.69%
TSS Buyer, LLC (Technical Safety Services)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.05%	6/22/2029	6,359	4,862	4,922	0.51%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Term Loan	S + 5.50%	10.24%	6/22/2029	1,871	1,848	1,871	0.19%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Term Loan	S + 5.00%	9.36%	1/31/2029	$6,755	$6,657	$6,749	0.70%
Transit Buyer, LLC (Propark Mobility)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.37%	1/31/2029	3,108	2,642	2,683	0.28%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.45%	1/31/2029	10,173	10,149	10,164	1.05%
Trilon Group, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.50%	10.31%	5/25/2029	27,756	27,599	27,584	2.84%
Trilon Group, LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.22%	5/25/2029	1,875	1,866	1,863	0.19%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Term Loan	S + 4.75%	9.13%	6/1/2029	8,091	7,975	8,127	0.84%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.30%	6/1/2029	830	825	834	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Term Loan	S + 5.50%	10.35%	6/29/2027	4,535	4,508	4,489	0.46%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Term Loan	S + 5.75%	10.27%	6/29/2027	331	328	329	0.03%
VSTG Intermediate Holdings, Inc. (Vistage Worldwide, Inc.)	(6) (9)	First Lien Term Loan	S + 4.75%	9.08%	7/13/2029	4,939	4,917	4,989	0.51%
Total Services: Business							341,554	340,181	35.05%

Services: Consumer
360 Holdco, Inc. (360 Training)	(13)	First Lien Term Loan	S + 5.00%	9.36%	8/2/2028	3,438	3,408	3,438	0.35%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/2/2028	3,093	—	—	0.00%
ADPD Holdings LLC (NearU)	(6) (9) (12) (13)	First Lien Term Loan	S + 6.00%	11.03%	8/16/2028	9,307	9,268	8,862	0.91%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	709	—	(34)	0.00%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.00%	11.03%	8/16/2028	1,427	—	(68)	(0.01%)
AMS Parent, LLC (All My Sons)	(6)	First Lien Term Loan	S + 5.00%	9.47%	10/25/2028	5,204	5,172	5,175	0.53%
Apex Service Partners, LLC	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.50%	10/24/2030	154	44	43	0.00%
Apex Service Partners, LLC	(9) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.51%	10/24/2030	155	155	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.51%	10/24/2029	55	37	37	0.00%
Apex Service Partners, LLC	(9) (12)	First Lien Term Loan	S + 5.00%	9.51%	10/24/2030	633	627	627	0.06%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	872	853	$845	0.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	$666	$659	$645	0.07%
Excel Fitness Holdings, Inc.	(6) (13)	First Lien Term Loan	S + 5.25%	9.58%	4/27/2029	9,850	9,766	9,826	1.01%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.83%	4/27/2029	2,371	459	474	0.05%
Legacy Service Partners, LLC		First Lien Term Loan	S + 5.25%	9.75%	1/9/2029	2,934	2,905	2,921	0.30%
Legacy Service Partners, LLC	(6) (12) (13)	First Lien Term Loan	S + 5.25%	9.73%	1/9/2029	10,059	9,908	10,015	1.03%
Legacy Service Partners, LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.77%	1/9/2029	4,688	4,672	4,668	0.48%
Liberty Buyer, Inc. (Liberty Group)	(6) (9)	First Lien Term Loan	S + 5.75%	10.11%	6/15/2028	3,889	3,865	3,842	0.40%
Liberty Buyer, Inc. (Liberty Group)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.93%	6/15/2028	741	292	283	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	2,611	2,577	2,200	0.23%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	226	226	190	0.02%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	10.25%	3/14/2025	5,284	5,281	5,284	0.54%
NJEye LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 4.75%	10.25%	3/14/2025	693	693	693	0.07%
NJEye LLC	(12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.58%	3/14/2025	884	884	884	0.09%
NJEye LLC	(6)	First Lien Term Loan	S + 4.75%	9.39%	3/14/2025	881	881	881	0.09%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	2,908	2,852	2,869	0.30%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,681	6,681	6,592	0.68%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,276	4,637	4,554	0.47%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan	S + 5.75%	10.18%	6/8/2026	2,477	2,476	2,477	0.26%
North Haven Spartan US Holdco LLC	(6)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	215	215	215	0.02%
North Haven Spartan US Holdco LLC	(11) (13)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	3,260	(7)	—	—%
One World Fitness PFF, LLC	(6)	First Lien Term Loan	S + 5.25%	10.68%	11/26/2025	3,881	3,882	3,781	0.39%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Perennial Services Group, LLC	(6)	First Lien Term Loan	S + 5.50%	10.11%	9/7/2029	$6,665	$6,586	$6,732	0.69%
Perennial Services Group, LLC	(6) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	10.11%	9/7/2029	5,965	5,958	6,024	0.62%
Wrench Group LLC	(6) (9)	First Lien Term Loan	S + 4.00%	8.59%	10/30/2028	9,975	9,959	9,959	1.03%
Total Services: Consumer							105,871	105,088	10.82%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12) (13)	First Lien Term Loan	S + 5.50%	9.88%	7/18/2028	12,132	12,033	12,162	1.25%
Total Sovereign & Public Finance							12,033	12,162	1.25%

Telecommunications
BCM One, Inc.	(6)	First Lien Term Loan	S + 4.50%	8.89%	11/17/2027	5,713	5,713	5,713	0.59%
BCM One, Inc.	(6)	First Lien Term Loan (Delayed Draw)	S + 4.50%	8.96%	11/17/2027	1,808	1,808	1,808	0.19%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.25%	11.09%	4/16/2027	1,810	1,788	1,828	0.19%
MBS Holdings, Inc.	(6) (9) (13)	First Lien Term Loan	S + 5.75%	10.59%	4/16/2027	9,950	9,910	9,950	1.03%
MBS Holdings, Inc.	(6) (9)	First Lien Term Loan	S + 6.50%	11.34%	4/16/2027	1,301	1,284	1,314	0.14%
Mobile Communications America, Inc.	(6) (12)	First Lien Term Loan	S + 5.25%	9.86%	10/16/2029	18,320	18,110	18,466	1.90%
Mobile Communications America, Inc.	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.25%	9.86%	10/16/2029	5,965	1,102	1,186	0.12%
Sapphire Telecom, Inc.	(6) (12) (13)	First Lien Term Loan	S + 5.00%	9.33%	6/27/2029	19,043	18,867	19,187	1.98%
Tyto Athene, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.49%	4/3/2028	7,157	7,114	6,952	0.72%
Total Telecommunications							65,696	66,404	6.86%

Transportation: Cargo
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,108	1,091	1,083	0.11%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,618	7,494	7,450	0.77%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	258	257	240	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	895	894	832	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	181	181	168	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	4,369	4,361	4,060	0.42%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9)	First Lien Term Loan	S + 2.50%	7.24% (Cash) 4.25% (PIK)	8/3/2026	1,359	1,355	1,263	0.13%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

FSK Pallet Holding Corp. (Kamps Pallets)	(6) (13)	First Lien Term Loan	S + 6.00%	10.74%	12/23/2026	$9,775	$9,675	$9,510	0.98%
Kenco PPC Buyer LLC	(6) (12) (13)	First Lien Term Loan	S + 4.25%	8.99%	11/15/2029	21,883	21,724	22,073	2.28%
Kenco PPC Buyer LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	3,839	(25)	33	—%
Kenco PPC Buyer LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.25%	8.99%	11/15/2029	4,111	(37)	36	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	4,944	4,839	4,815	0.50%
SEKO Global Logistics Network, LLC	(12)	First Lien Term Loan	S + 8.00%	12.52%	11/27/2029	427	418	427	0.04%
SEKO Global Logistics Network, LLC	(12)	First Lien Term Loan	S + 12.00%	16.52%	5/27/2030	1,630	1,630	1,630	0.17%
TI Acquisition NC, LLC	(6)	First Lien Term Loan	S + 4.75%	9.03%	3/19/2027	2,751	2,706	2,751	0.28%
Total Transportation: Cargo							56,563	56,371	5.81%

Transportation: Consumer
American Student Transportation Partners, Inc.	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/11/2029	2,264	2,217	2,212	0.23%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (9) (12) (13)	First Lien Term Loan	S + 5.50%	9.86%	2/14/2031	10,560	10,465	10,464	1.07%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.50%	9.86%	2/14/2031	3,040	—	(28)	—%
Total Transportation: Consumer							12,682	12,648	1.30%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12) (13)	First Lien Term Loan	S + 5.00%	9.36%	8/27/2031	10,460	10,358	10,488	1.08%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.00%	9.36%	8/27/2031	2,615	(12)	7	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 5.00%	9.36%	8/27/2031	1,925	848	872	0.09%
DMC Holdco, LLC (DMC Power)	(6)	First Lien Term Loan	S + 5.75%	10.15%	7/13/2029	4,950	4,889	4,979	0.51%
DMC Holdco, LLC (DMC Power)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.15%	7/13/2029	1,671	(3)	10	—%
Pinnacle Supply Partners, LLC	(6)	First Lien Term Loan	S + 6.25%	10.81%	4/3/2030	6,268	6,167	6,168	0.64%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.25%	10.94%	4/3/2030	3,626	1,362	1,325	0.14%
Total Utilities: Electric							23,609	23,849	2.46%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Utilities: Water
USA Water Intermediate Holdings, LLC	(6) (12)	First Lien Term Loan	S + 4.75%	9.34%	2/21/2031	$7,837	$7,767	$7,837	0.81%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 4.75%	9.34%	2/21/2031	3,036	333	333	0.03%
Total Utilities: Water							8,100	8,170	0.84%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (13)	First Lien Term Loan	S + 6.50%	11.24%	1/19/2029	7,881	7,766	7,890	0.81%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(11) (12)	First Lien Term Loan (Delayed Draw)	S + 6.50%	11.24%	1/19/2029	1,979	(27)	2	—%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Term Loan	S + 5.75%	10.34%	12/7/2028	6,459	6,365	6,344	0.65%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Term Loan (Delayed Draw)	S + 5.75%	10.34%	12/7/2028	3,363	3,352	3,303	0.34%
Micronics Filtration Holdings, Inc.	(12)	Subordinated Debt	S + 5.50%	13.18%	2/17/2027	2,450	2,416	2,413	0.25%
TPC Wire & Cable Corp.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,269	2,253	2,249	0.23%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	929	928	920	0.09%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,730	1,730	1,714	0.18%
Total Wholesale							24,783	24,835	2.55%

Total Debt Investments							2,064,366	2,044,781	210.74%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,775	0.18%
Total Aerospace & Defense					1,530	1,775	0.18%

Automotive
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	86	0.01%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	399	0.04%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	$404	$404	0.04%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (10) (12)	LP Interests	12/19/2023	303,000	303	376	0.04%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	644	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	974	1,052	0.11%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,961	0.31%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (10) (12)	Common Units	7/13/2022	14,777	1,860	2,497	0.26%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12)	Company Unit	10/5/2023	954	954	957	0.10%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	581	0.06%
Total Beverage, Food & Tobacco					3,517	4,035	0.42%

Capital Equipment
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	858	0.09%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Class A Common Units	3/1/2023	148	60	129	0.01%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Series A Preferred Units	3/1/2023	148	148	172	0.02%
E-Tech Holdings partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	714	0.07%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (10) (12)	Common Units	10/5/2022	3,750,000	3,750	6,214	0.64%
Total Capital Equipment					5,207	8,087	0.83%

Construction & Building
Erie Construction, LLC (Erie Construction)	(8) (10) (12)	Common Units	9/3/2021	166	166	535	0.06%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,678	0.17%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	$895	$1,180	0.12%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	100	0.01%
Total Construction & Building					2,433	3,493	0.36%

Consumer Goods: Non-durable
FS Parent Holding, LLC (FoodScience LLC)	(8) (12)	Class B Units	3/1/2021	5,168	5	5	—%
FS Parent Holding, LLC (FoodScience LLC)	(8) (12)	Class A Units	3/1/2021	98	98	98	0.01%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	212	0.02%
Total Consumer Goods: Non-durable					273	315	0.03%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	165	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/12/2022	11,916	1,131	673	0.07%
Total Containers, Packaging & Glass					1,279	838	0.09%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	547	0.06%
MDC Group Holdings, LP (Mosaic Dental)	(8) (10) (12)	AA Equity Co-Invest	2/7/2023	245	245	191	0.02%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	795	0.08%
Total Healthcare & Pharmaceuticals					2,102	1,533	0.16%

High Tech Industries
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	154	0.02%
Total High Tech Industries					313	154	0.02%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	665	0.07%
Total Media: Diversified & Production					853	665	0.07%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Business
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	$624	$—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Concord FG Holdings, LP (E78)	(8) (10) (12)	Class A Common Units	12/1/2021	816	860	921	0.10%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	300	0.03%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12)	Class A Common Units	7/17/2023	790	790	697	0.07%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (10) (12)	Class A Common Units	1/31/2023	1,173	117	127	0.01%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	768	0.08%
Total Services: Business					3,566	2,813	0.29%

Services: Consumer
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,026	0.11%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	159	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	647	0.07%
Perennial Services Investors LLC (Perennial Services Group)	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	894	0.09%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (10) (12)	Purchased Units	3/31/2022	253	253	48	—%
Total Services: Consumer					2,882	2,774	0.29%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,104	0.11%
Total Sovereign & Public Finance					634	1,104	0.11%

Transportation: Cargo
REP RO Coinvest IV-A, LP (RoadOne)	(8) (12)	Partnership Units	12/29/2022	938,576	939	809	0.07%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	2,820	0.29%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	1,481	0.15%
Total Transportation: Cargo					5,240	5,110	0.51%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(8) (12)	Limited Partnership Interest	9/11/2023	102,475	$102	$162	0.02%
Total Transportation: Consumer					102	162	0.02%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	213	0.02%
Total Utilities: Electric					280	213	0.02%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (10)	Common Units	2/21/2024	4,781	478	566	0.06%
Total Utilities: Water					478	566	0.06%

Total Equity Investments					34,209	36,598	3.77%

Portfolio Company (1) (2)	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.27%	40,812	$40,812	$40,812	4.20%
First American Government Obligations Fund - Class Z	4.28%	30	30	30	—%
Total Cash Equivalents			$40,842	$40,842	4.20%
Total Investments and Cash Equivalents			$2,139,417	$2,122,221	218.71%
_____________
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
(3)The majority of the investments bear interest at rates that may be determined by reference to London Interbank Offered Rate (“SOFR” or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.33%, 4.31%, 4.25%, and 4.18% respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $970,320 as of December 31, 2024.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollar amounts in thousands, including share data)
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 "Organization"), which serve as collateral for the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization (each as defined in the Notes). See Note 7 "Secured Borrowings".
(7)As of December 31, 2024, there are no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2024, the Company held fifty-two restricted securities with an aggregate fair value of 36,598, or 3.77% of the Company’s net assets.
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
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 "Commitments and Contingencies". The investment may be subject to unused commitment fees.
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
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
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
The Company entered into the Advisory Agreement with Churchill DLC Advisor LLC (f/k/a Nuveen Churchill Advisors LLC) (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through the CAM Sub-Advisory Agreement with Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have entered into the NAM Sub-Advisory Agreement with Nuveen Asset Management, LLC (“Nuveen Asset Management” and, together with the Adviser and Churchill, the “Advisers”), pursuant to which Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the Administration Agreement, the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC) (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 6, Related Party Transactions.
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”), Nuveen Churchill BDC SPV V, LLC (“SPV V”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their respective formation, in accordance with the Company's consolidation policy discussed in Note 2. CLO-I, CLO-II and CLO-III have completed term debt securitizations. SPV IV and SPV V primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation
Use of Estimates
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025, the Company did not hold any restricted cash. As of December 31, 2024, the Company held $50 of restricted cash.
Valuation of Portfolio Investments
Investments, including derivative instruments, are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
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
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs. Derivative instruments, including interest rate swaps, are modeled using market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs.
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
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, defined further below in Note 6, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company to provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determines the fair value of each investment in good faith based on the Company’s valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, complies with the periodic board reporting requirements set forth in the Company’s valuation policy, and discusses with the Board its determination of the fair value of each investment in good faith.
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee also may base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, the Valuation Designee may utilize third-party sources.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three months ended March 31, 2025 and 2024, the Company earned $2,365 and $1,992, respectively, in PIK income provisions representing 4.41% and 3.86% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2025 and 2024, the Company earned $0 and $308, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2025 and 2024, the Company earned other income of $375 and $217, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of March 31, 2025, the Company had investments in two portfolio companies on non-accrual status with an aggregate fair value of $7,269 which represented approximately 0.35% of total investments at fair value. As of December 31, 2024, the Company had investments in one portfolio company on non-accrual status with an aggregate fair value of $1,896, which represented approximately 0.09% of total investments at fair value.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
Derivative Instruments and Hedging
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815, Derivatives and Hedging, further clarified by the FASB’s issuance of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging. The Company uses interest rate swaps to hedge the 2030 Notes (as defined below) and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the consolidated statements of operations. The Company designated its interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship, and as a result, the net change in the fair value of the hedging instrument is recorded in the same line item of the consolidated statements of operations as the hedged item.
Derivative instruments are expressed in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company's derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments, including market liquidity and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statements of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statements of operations.
Equity Offering Costs
Equity offering costs include registration expenses related to any shelf registration statement filed by the Company. These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. Upon the completion of an equity offering, the deferred expenses are charged to additional paid-in capital. The Adviser paid the offering costs associated with the IPO on behalf of the Company. The Company is not obligated to reimburse any such offering costs paid by the Adviser.

Income Taxes

For U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that the Company will be able to qualify for and maintain RIC tax status. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally subject to U.S. federal income taxes only on the portion of its taxable income and capital gains it does not distribute.

The minimum distribution requirements applicable to RICs generally require the Company to timely distribute (or be deemed to distribute) to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three months ended March 31, 2025 and March 31, 2024, the Company did not incur any excise tax expense.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, CLO-III, SPV IV and SPV V are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
The Amended DRIP changed the dividend reinvestment plan from an “opt in” dividend reinvestment plan to an “opt out” dividend reinvestment plan. As a result of the foregoing, if the Board authorizes, and the Company declares, a cash dividend or distribution, shareholders that acquired their shares in the IPO and do not “opt out” of the Amended DRIP will have their cash distributions automatically reinvested in additional shares rather than receiving cash. Notwithstanding the foregoing, a shareholder’s election (or deemed election) under the dividend reinvestment plan, dated December 19, 2019, will remain in effect for such shareholder, and no further action is required by such shareholder with respect to their election under the Amended DRIP.

With respect to each distribution under the Amended DRIP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of participants in the Amended DRIP. If newly issued shares are used to implement the Amended DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such participant by the market price per share of the Company's common stock at the close of regular trading of the NYSE on the distribution payment date, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the distribution payment date exceeds the most recently computed net asset value ("NAV") per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed NAV per share). If shares are purchased in the open market to implement the Amended DRIP, the number of shares to be issued to a participant will be determined by dividing the dollar amount of the distribution payable to such participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution. Although each participant may from time to time have an undivided fractional interest in a share, no certificates for a fractional share will be issued. However, dividends and distributions on fractional shares will be credited to each participant’s account.

Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
Segment Reporting
The Company is externally managed and has a single reportable segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), which derives investment income from its portfolio of investments. The Company's accounting policies are further described above in Note 2, Significant Accounting Policies. The chief operating decision makers assesses performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 11, Consolidated Financial Highlights. The Company's chief operating decision makers are the Company's investment committee, which is comprised of senior investment personnel of the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. Subject to the overall supervision of the Board, Churchill manages the day-to-day operations of, and provides investment advisory and management services to, the Company. All investment decisions for the Company require the unanimous approval of the members of the investment committee. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the chief operating decision makers.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. INVESTMENTS
As of March 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,898,264	$1,880,242	90.50%	$1,893,409	$1,885,643	90.59%
Subordinated Debt[1]	174,955	162,211	7.81%	170,957	159,138	7.65%
Equity Investments	35,120	35,117	1.69%	34,209	36,598	1.76%
Total	$2,108,339	$2,077,570	100.00%	$2,098,575	$2,081,379	100.00%
_____________________
1As of March 31, 2025, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $70,668, mezzanine debt of $89,548 and structured debt of $1,995 at fair value; Subordinated Debt is comprised of second lien term loans and/or second lien notes of $74,582, mezzanine debt of $95,961 and structured debt of $4,412 at amortized cost.
As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt is comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2025 and December 31, 2024 was as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Industry	March 31, 2025	December 31, 2024
Aerospace & Defense	2.63%	3.36%
Automotive	3.32%	3.33%
Banking, Finance, Insurance & Real Estate	3.54%	3.28%
Beverage, Food & Tobacco	7.48%	6.95%
Capital Equipment	5.00%	5.46%
Chemicals, Plastics & Rubber	1.09%	1.36%
Construction & Building	6.39%	5.54%
Consumer Goods: Durable	1.09%	0.97%
Consumer Goods: Non-durable	2.32%	2.34%
Containers, Packaging & Glass	3.52%	3.87%
Energy: Electricity	2.76%	2.50%
Environmental Industries	3.86%	3.85%
Healthcare & Pharmaceuticals	16.46%	14.47%
High Tech Industries	6.81%	8.65%
Hotel, Gaming & Leisure	0.15%	0.15%
Media: Advertising, Printing & Publishing	0.90%	0.90%
Media: Diversified & Production	0.92%	0.91%
Retail	—%	0.28%
Services: Business	16.26%	16.48%
Services: Consumer	4.98%	5.18%
Sovereign & Public Finance	0.65%	0.64%
Telecommunications	3.21%	3.19%
Transportation: Cargo	2.96%	2.95%
Transportation: Consumer	0.61%	0.62%
Utilities: Electric	1.19%	1.16%
Utilities: Water	0.43%	0.42%
Wholesale	1.47%	1.19%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,024,013	$1,993,587	95.95%	216.69%
Canada	43,433	43,356	2.09%	4.71%
Germany	27,719	27,634	1.33%	3.00%
United Kingdom	13,174	12,993	0.63%	1.41%
Total	$2,108,339	$2,077,570	100.00%	225.81%

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
As of March 31, 2025 and December 31, 2024, on a fair value basis, 94.55% and 94.68%, respectively, of the Fund’s debt investments earn interest at a floating rate, and 5.45% and 5.32%, respectively, of the Fund’s debt investments earn interest at a fixed rate.
4. DERIVATIVES
The Company enters into derivative instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate risk exposures.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including interest swaps, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
On January 22, 2025, in connection with the issuance of the 2030 Notes (defined below in Note 7), the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. ("Wells Fargo") for a total notional amount of $300,000 that matures on March 15, 2030. Under the interest rate swap agreement for the 2030 Notes, the Company receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month Term SOFR + 2.3015%. The Company held no derivative instruments as of December 31, 2024.
As of March 31, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest expense on the consolidated statements of operations. For the three months ended March 31, 2025, the Company recognized a $36 unrealized gain related to the interest rate swap and the hedged item, which is included in interest expense on the consolidated statements of operations. As of March 31, 2025, the fair value of the interest rate swap was $8,184 and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted which is recorded separately. As of March 31, 2025, there was no collateral pledged or received.
The table below presents the carrying value of the unsecured borrowings as of March 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of March 31, 2025
	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$308,148	$8,148

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2025 and December 31, 2024, according to the fair value hierarchy:

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$27,171	$1,853,071	$1,880,242
Subordinated Debt [1]	—	8,694	153,517	162,211
Equity Investments	—	—	35,117	35,117
Cash Equivalents	47,247	—	—	47,247
Total investments	$47,247	$35,865	$2,041,705	$2,124,817
Derivative asset	—	8,184	—	8,184
Total	$47,247	$44,049	$2,041,705	$2,133,001
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $70,668, mezzanine debt of $89,548 and $1,995 of structured debt.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended March 31, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,806,850	$150,779	$36,598	$1,994,227
Purchase of investments and other adjustments to cost (1)	144,944	7,060	1,015	153,019
Proceeds from principal repayments and sales of investments (1)	(104,635)	(5,240)	(251)	(110,126)
Payment-in-kind interest	424	1,941	—	2,365
Amortization of premium/accretion of discount, net	1,393	174	—	1,567
Net realized gain (loss) on investments	883	54	150	1,087
Net change in unrealized appreciation (depreciation) on investments	(9,992)	(1,251)	(2,395)	(13,638)
Transfers to Level 3 (2)	13,204	—	—	13,204
Balance as of March 31, 2025	$1,853,071	$153,517	$35,117	$2,041,705

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2025	$(8,963)	$(1,233)	$(2,395)	$(12,591)
_______________
(1) Includes reorganizations and restructuring of investments
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2024
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at March 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,684,824	Yield Method	Market Yield Discount Rates	4.57%	23.09%	9.74%
First-Lien Debt	7,440	Market Approach	EBITDA Multiple	0.40x	11.00x	6.35x
First-Lien Debt	2,391	Market Approach	Revenue Multiple	5.00x	5.00x	5.00x
Subordinated Debt	137,154	Yield Method	Market Yield Discount Rates	11.52%	26.91%	15.79%
Subordinated Debt	2,569	Market Approach	EBITDA Multiple	11.00x	14.00x	13.15x
Subordinated Debt	2,176	Market Approach	Revenue Multiple	1.40x	1.40x	1.40x
Subordinated Debt	2,488	Black-Scholes	EBITDA Multiple	11.00x	11.00x	11.00x
Equity	1,267	Yield Method	Market Yield Discount Rates	8.36%	16.41%	15.30%
Equity	32,850	Market Approach	EBITDA Multiple	4.81x	19.00x	11.17x
Total	$1,873,159
First-Lien Debt in the amount of $158,416, Subordinated Debt in the amount of $9,130 and equity investments in the amount of $1,000 at March 31, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.

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
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. A recent transaction, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
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

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$—	$—	$106,000	$106,000
Revolving Credit Facility	152,250	152,250	237,750	237,750
2025 Debt / 2022 Debt	321,400	320,697	342,000	343,766
2023 Debt	214,143	214,420	214,429	217,446
2024 Debt	214,500	214,388	214,750	216,611
2030 Notes	308,148	308,148	—	—
Total	$1,210,441	$1,209,903	$1,114,929	$1,121,573
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing, issuance costs, and unamortized discount.

The fair value of the Company's credit facilities, which would be categorized as Level 3 within the fair value hierarchy, approximates their carrying values. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements.
The fair value of the debt securitizations were based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and thus represent Level 2 measurements.
The fair value of the 2030 Notes, which would be categorized as Level 2 within the fair value hierarchy, approximates their carrying value.
6. RELATED PARTY TRANSACTIONS
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
On January 29, 2024, the Adviser and Churchill entered into an investment sub-advisory agreement with Nuveen Asset Management (the “NAM Sub-Advisory Agreement”, and together with the Advisory Agreement and the CAM Sub-Advisory Agreement, the “Advisory Agreements”), pursuant to which Nuveen Asset Management may manage a portion of the Company’s portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”), subject to the pace and amount of investment activity in the middle market investment program. The Company typically refers to an investment as liquid if the investment is, or we expect it to be, actively traded (with a typical settlement period of one month with respect to broadly syndicated loans). The percentage of the Company’s portfolio allocated to the Liquid Investments strategy managed by Nuveen Asset Management is at the discretion of Churchill. The fees payable to Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement to manage the Company’s Liquid Investment allocation is payable by Churchill and does not impact the advisory fees payable by the Company’s shareholders. Churchill will pay Nuveen Asset Management monthly in arrears 0.375% of the daily weighted average principal amount of the Liquid Investments managed by Nuveen Asset Management pursuant to the NAM Sub-Advisory Agreement.
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
Compensation of the Adviser - Management Fee
Under the Advisory Agreement, for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ended March 31, 2025), the management fee was calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters, and thereafter, the management fee will step up to 1.00% of Average Total Assets. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Any management fees will be payable quarterly in arrears.
Compensation of the Adviser - Incentive Fee
Under the Advisory Agreement, the Adviser waived the incentive fee on income and incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ended March 31, 2025). Following the expiration of the fee waiver, the Company will pay an incentive fee to the Adviser that will consist of two parts. The incentive fees will be based on income and capital gains, each as described below. The portion of the incentive fee based on income will be calculated subject to a cap (the “Incentive Fee Cap”) and payable quarterly in arrears based on pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) (such period, the “Trailing Twelve Quarters”) commencing from the beginning of the calendar quarter in which the IPO was consummated, as follows:
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

In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses beginning with the calendar quarter in which the IPO was consummated, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment when sold and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment when sold is less than the amortized cost of such investment beginning with the calendar quarter in which this offering is consummated. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to our portfolio of investments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

For the three months ended March 31, 2025 and 2024, base management fees were $3,914 and $3,264, respectively. As of March 31, 2025 and December 31, 2024, $3,914 and $3,956, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities. For the three months ended March 31, 2025 and 2024, income based incentive fees of $2,253 and $4,459, respectively, were waived in accordance with the terms of the Advisory Agreement. As of March 31, 2025 and December 31, 2024, no amounts were payable to the Adviser related to income based incentive fees.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $586 and $542, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, fees of $1,365 and $981, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
The Board consists of six members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2025 and 2024, the Company incurred $156 and $128, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $156 and $128, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of March 31, 2025 and December 31, 2024, the Company owed Churchill and the Administrator $1,011 and $1,320, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2025 and December 31, 2024, asset coverage was 176.52% and 187.03%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. On March 14, 2024, SPV V entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company and SPV V made customary representations and warranties and were required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
On January 23, 2025, the Company terminated in full the Wells Fargo Financing Facility Agreement and the Company terminated the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
The maximum facility amount available under the Wells Fargo Financing Facility was $225,000. Under the Wells Fargo Financing Facility Agreement, the Company paid a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ended June 14, 2024. For the six months following June 14, 2024, the Company paid a fee on daily undrawn amounts under the Wells Fargo Facility of 0.50% per annum, and, thereafter, paid 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended March 31,
	2025 (1)	2024
Borrowing interest expense	$396	$3,055
Unused fees	55	96
Amortization of deferred financing costs	734	801
Total interest and debt financing expenses	$1,185	$3,952
_______________
(1)Represents the period from January 1, 2025 to January 23, 2025 (date of repayment and termination of the Wells Fargo Financing Facility).

SMBC Financing Facility
On November 24, 2020, a wholly owned subsidiary of the Company entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto, as amended on on December 23, 2021, June 29, 2022 and November 21, 2023, the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150,000 from $300,000, subject to a subsequent increase to $250,000, in the sole discretion of the administrative agent, if so requested by the borrowers, and SPV IV began borrowing under the SMBC Financing Facility. On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement and terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
The interest rate for loans under the SMBC Financing Facility Agreement was either the Base Rate plus 1.65% or Term SOFR plus 2.65%. The SMBC Financing Facility Agreement provided for an unused commitment fee of 0.50% per annum on the unused commitments from February 21, 2024 through May 21, 2024, and, thereafter, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the SMBC Financing Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$—	$557
Unused fees	—	66
Amortization of deferred financing costs	—	111
Total interest and debt financing expenses	$—	$734
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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024 ("the Revolving Credit Facility Amendment"), among other things, (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250,000 to $325,000 and (iv) reduced (a) the applicable margin with respect to SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of March 31, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
The Senior Secured Revolving Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or to redeem, repurchase or retire shares of stock upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$2,057	$624
Unused fees	212	146
Amortization of deferred financing costs	116	104
Total interest and debt financing expenses	$2,385	$874
CLO-I
On May 20, 2022 (the “Original Closing Date”), the Company completed a $448,325 term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199,000 of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2022 Debt was backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization.
The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt was not registered under the Securities Act, or any state “blue sky” laws.
CLO-I Refinancing
On March 20, 2025 (the “ CLO-I Refinancing Date”), the Company completed a $457,975 refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest, and of which $79,325 were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes.

As part of the CLO-I Refinancing, on the CLO-I Refinancing Date, the 2025 Issuer also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date. Any Class A-L-R Lender may elect

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Notes are due on April 20, 2038. The 2025 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, April 20, 2038. The 2025 Notes may be optionally redeemed, and the 2025 Loans may be optionally prepaid, on or after April 20, 2027.

The 2025 Debt is the secured obligation of CLO-I, and the supplemental indenture and the Class A-L-R Loan Agreement, as applicable, governing the 2025 Debt include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to CLO-I under a collateral management agreement (the “Collateral Management Agreement”) and has waived the management fee due to it in consideration for providing these services.
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$5,043	$6,100
Unused fees	—	—
Amortization of deferred financing costs	791	150
Total interest and debt financing expenses	$5,834	$6,250
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
For the three months ended March 31, 2025 and 2024, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,675	$4,241
Unused fees	—	—
Amortization of deferred financing costs	71	110
Total interest and debt financing expenses	$3,746	$4,351
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

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,473	$760
Unused fees	—	—
Amortization of deferred financing costs	99	20
Total interest and debt financing expenses	$3,572	$780
Unsecured Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The March 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The indenture governing the 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; and to provide financial information to the holders of the 2030 Notes and the trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture.

For the three months ended March 31, 2025, the component of interest expense related to the 2030 Notes were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,791	$—
Accretion of original issue discount	21	—
Amortization of deferred issuance costs	145	—
Net fair value adjustment for hedging transaction	(36)	—
Total interest and debt financing expenses	$3,921	$—

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$321,400	$214,143	$214,500	$325,000	$1,375,043
Amount Outstanding (1)	300,000	321,400	214,143	214,500	152,250	1,202,293
Unused Portion (2)	—	—	—	—	172,750	172,750
Amount Available (3)	—	—	—	—	172,750	172,750
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance costs, and unamortized discount.
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
For the three months ended March 31, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$18,435	$15,337
Unused fees	267	308
Accretion of original issue discount	21	—
Amortization of deferred financing or issuance costs	1,956	1,296
Net fair value adjustment for hedging transaction	(36)	—
Total interest and debt financing expenses	$20,643	$16,941
Average interest rate (1)	6.57%	7.65%
Average daily borrowings	$1,156,126	$819,927
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2025 and December 31, 2024:

	Payments Due by Period
As of March 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$152,250	$—	$—	$152,250	$—
CLO-I	321,400	—	—	—	321,400
CLO-II	214,143	—	—	—	214,143
CLO-III	214,500	—	—	—	214,500
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,202,293	$—	$—	$452,250	$750,043

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	$—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2025 and December 31, 2024 for any such exposure.
As of March 31, 2025 and December 31, 2024, the Company had the following unfunded investment commitments:

Portfolio Company	March 31, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,093	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,980	2,654
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	1,681	2,136
All4 Buyer, LLC - Delayed Draw Loan	2,385	—
AmerCareRoyal, LLC - Delayed Draw Loan	165	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Delayed Draw Loan	56	110
Apex Service Partners, LLC - Revolving Loan	8	18
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	792	792
Ascend Partner Services LLC - Delayed Draw Loan	9,077	12,642
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	106	106
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	—
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	2,760
Businessolver.com, Inc. - Delayed Draw Loan	873	873
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,999	4,999
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	2,423	3,012
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,872	1,872
Coding Solutions Acquisition, Inc. - Revolving Loan	156	156
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,825
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	924	1,059
Davidson Hotel Company LLC - Delayed Draw Loan	1,052	1,052
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	2,553	3,830
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	1,671	1,671

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2025	December 31, 2024
Element 78 Partners, LLC (E78) - Delayed Draw Loan	$15,639	$15,639
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	—	153
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,897	1,897
FH DMI Buyer, Inc. - Delayed Draw Loan	899	1,104
FirstCall Mechanical Group, LLC - Delayed Draw Loan	10,800	13,600
FoodScience, LLC - Delayed Draw Loan	6,322	6,322
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
GHR Healthcare, LLC - Delayed Draw Loan	2,594	2,594
Health Management Associates, Inc. - Delayed Draw Loan	422	754
Heartland Paving Partners, LLC - Delayed Draw Loan	9,143	11,428
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,415
High Bar Brands Operating, LLC - Delayed Draw Loan	596	596
HMN Acquirer Corp. - Delayed Draw Loan	2,426	2,426
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,979
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	3,165	3,598
JKC Buyer, Inc. (J. Knipper and Company Inc) - Delayed Draw Loan	2,102	—
Kenco PPC Buyer LLC - Delayed Draw Loan	6,875	7,950
KENG Acquisition, Inc. (Enagage PEO) - Delayed Draw Loan	4,574	6,214
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	2,188	2,188
Lavie Group, Inc. - Delayed Draw Loan	736	—
Liberty Buyer, Inc. (Liberty Group) - Delayed Draw Loan	—	449
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	281	5,912
MEI Buyer LLC - Delayed Draw Loan	2,099	—
Mobile Communications America, Inc. - Delayed Draw Loan	4,250	4,826
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	4,465	4,465
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	6,639	1,639
North Haven Spartan US Holdco LLC - Delayed Draw Loan	2,445	3,260
Online Labels Group, LLC - Delayed Draw Loan	605	806
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	15,118	15,117
Ovation Holdings, Inc - Delayed Draw Loan	3,687	7,901
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	1,715	1,715
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	2,242
Promptcare Infusion Buyer, Inc. - Delayed Draw Loan	1,437	1,437
PT Intermediate Holdings III, LLC - Delayed Draw Loan	879	1,106
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,605	2,636
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	2,958	—
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	—	1,773
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	236	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	57
Rose Paving, LLC - Delayed Draw Loan	191	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	3,435	—
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	3,255	—
SCIC Buyer, Inc. - Delayed Draw Loan	3,106	—
Secretariat Advisors LLC - Delayed Draw Loan	910	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)

Portfolio Company	March 31, 2025	December 31, 2024
SI Solutions, LLC - Delayed Draw Loan	$5,601	$5,601
Signia Aerospace, LLC - Delayed Draw Loan	122	122
Smith & Howard Advisory LLC - Delayed Draw Loan	1,240	2,351
Tau Buyer, LLC - Delayed Draw Loan	3,290	—
Tau Buyer, LLC - Revolving Loan	1,720	—
TBRS, Inc. - Delayed Draw Loan	2,209	2,209
TBRS, Inc. - Revolving Loan	1,322	1,322
Thermostat Purchaser III, Inc. - Delayed Draw Loan	2,267	2,787
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,085	4,085
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	422	422
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	1,200	1,437
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	2,424	2,703
Vensure Employer Services, Inc. - Delayed Draw Loan	542	567
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,284	1,284
Vessco Midco Holdings, LLC - Delayed Draw Loan	3,365	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,273	1,796
Wellspring Pharmaceutical Corporation - Delayed Draw Loan	1,190	1,190
WSB Engineering Holdings Inc. - Delayed Draw Loan	523	566
YI, LLC (Young Innovations) - Delayed Draw Loan	3,448	3,448
Total unfunded commitments	$246,177	$235,678
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of March 31, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
9. NET ASSETS
Shares Issued
The Company has the authority to issue 500,000,000 shares of common stock, par value $0.01 per share.
On January 29, 2024, the Company closed its IPO, issuing 5,500,000 shares of its common stock at a public offering price of $18.05 per share. The Company received total cash proceeds of $99,275. The Company's common stock began trading on the NYSE under the symbol “NCDL” on January 25, 2024.
Prior to April 28, 2023, in connection with the Private Offerings, the Company entered into subscription agreements (“Subscription Agreements”) with investors, pursuant to which investors were required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivered a drawdown notice. As of January 5, 2024, all capital commitments in the amount of $906,408 had been drawn.
ATM Program
On March 10, 2025, the Company established an equity at-the-market offering (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, through distribution managers, or to them, as principals for their own accounts, shares of its common stock having an aggregate offering price up to $200,000. Sales of common stock made pursuant to the ATM Program may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act. The Company intends to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things, investing in accordance with its investment objective and strategies, and repaying indebtedness (which may be subject to re-borrowing).
As of March 31, 2025, the Company had not issued any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	March 30, 2024	April 29, 2024	$0.45

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year are determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
The following table reflects the shares issued pursuant to the dividend reinvestment for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Shares
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Shares
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024, 185,541 DRIP shares were issued.

Share Repurchase Plan

On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

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

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025. The amendment on March 28, 2025, (a) extended the Company 10b5-1 Plan for an additional 12-month period, and (b) amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines thereto. As a result of the foregoing, the Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99,275 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through March 31, 2025 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
Total	4,113,398		$70,585

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (dollar amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$15,021	$30,024
Weighted average common shares outstanding - basic and diluted	52,211,340	52,758,353
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$0.57

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per share data:
Net asset value, beginning of period	$18.18	$18.13
Net investment income (1)	0.53	0.56
Net realized gain (loss) (1)	0.02	(0.07)
Net change in unrealized gain (loss) (1)	(0.26)	0.08
Net increase (decrease) in net assets resulting from operations (1)	0.29	0.57
Shareholder distributions (2)	(0.55)	(0.45)
Other (3)	0.04	(0.04)
Net asset value, end of period	$17.96	$18.21

Net assets, end of period	$920,020	$998,233
Shares outstanding, end of period	51,217,252	54,815,740
Per share market value, end of period	$16.98	$18.06
Total return based on net asset value (4)	2.24%	3.03%
Total return based on market value (5)	4.71%	2.63%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	12.18%	12.09%
Ratio of net expenses to average net assets after waived fees (6)	11.21%	10.04%
Ratio of net investment income to average net assets (6)	11.78%	13.66%
Portfolio turnover rate (7)	7.13%	3.20%
Asset coverage ratio (8)	176.52%	220.92%
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
(4)Total return based on net asset value ("NAV") is calculated as the change in NAV per share during the period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share and is not annualized.
(5)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. For the three months ended March 31, 2024, the beginning market value per share is based on the initial public offering price of $18.05 per share. Total return based on market value is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2025 and 2024 was 8.86% and 7.78%, respectively. Average net assets is calculated utilizing quarterly net assets. Ratios are annualized.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2025, except as discussed below.
Dividend Declaration
On April 30, 2025, the Board declared a regular dividend of $0.45 per share payable on or around July 28, 2025 to shareholders of record as of June 30, 2025.
Company 10b5-1 Plan
For the period April 1, 2025 through May 6, 2025, BofA Securities, Inc., as agent, repurchased an additional 935,888 shares of the Company’s common stock pursuant to the Company 10b5-1 Plan for approximately $14,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events, or the future performance or financial condition of Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"), and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), Nuveen Churchill BDC SPV IV, LLC (“SPV IV”), Nuveen Churchill BDC SPV V, LLC (“SPV V”) and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their formation. CLO-I, CLO-II and CLO-III have completed term debt securitizations. SPV IV and SPV V primarily invest in first-lien senior secured debt and unitranche loans. NCDL Equity Holdings was formed to hold certain equity-related securities.
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

Key Components of Our Results of Operations
Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest, as well as the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
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
Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$166,239	$206,815
Net investments funded	153,019	204,330
Investments sold or repaid	(148,350)	(54,896)
Net funded investment activity	$4,669	$149,434

Gross commitments at par [1]
First-Lien Debt	$151,995	$201,005
Subordinated Debt	13,230	5,314
Equity Investments	1,014	496
Total gross commitments	$166,239	$206,815

Portfolio company activity
Portfolio companies, beginning of period	210	179
Number of new portfolio companies	12	23
Number of exited portfolio companies	(12)	(7)
Portfolio companies, end of period	210	195
Count of investments	490	414
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.38%	10.27%
Weighted average annual interest rate on new floating rate debt investments at par	9.10%	10.20%
Weighted average spread on new floating rate debt investments at par	4.81%	4.87%
Weighted average annual coupon on new fixed rate debt investments at par	12.57%	13.85%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of March 31, 2025, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $76.3 million.1
•Weighted average of 2.36x interest coverage ratio for our first-lien loans2
•Weighted average of 4.92x net leverage.3
•Approximately 85% of our debt investments have financial covenants.4
________________________________________
1 These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the Valuation Designee of the Company's board of directors (the “Board”) and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 76.41% of our total investments, and 84.43% of our total first lien loan investments, in each case based upon fair value.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher and any portfolio companies with net leverage of 15x or greater.
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of March 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,898,264	$1,880,242	90.50%	$1,893,409	$1,885,643	90.59%
Subordinated Debt [1]	174,955	162,211	7.81%	170,957	159,138	7.65%
Equity Investments	35,120	35,117	1.69%	34,209	36,598	1.76%
Total	$2,108,339	$2,077,570	100.00%	$2,098,575	$2,081,379	100.00%
Largest portfolio company investment	$31,125	$31,101	1.50%	$31,179	$31,074	1.49%
Average portfolio company investment	$10,040	$9,893	0.48%	$9,993	$9,911	0.48%
_____________________
1As of March 31, 2025, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $70,668, mezzanine debt of $89,548 and structured debt of $1,995 at fair value; Subordinated Debt is comprised of second lien term loans and/or second lien notes of $74,582, mezzanine debt of $95,961 and structured debt of $4,412 at amortized cost.
As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt is comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2025 and December 31, 2024 was as follows:

Industry	March 31, 2025	December 31, 2024
Aerospace & Defense	2.63%	3.36%
Automotive	3.32%	3.33%
Banking, Finance, Insurance & Real Estate	3.54%	3.28%
Beverage, Food & Tobacco	7.48%	6.95%
Capital Equipment	5.00%	5.46%
Chemicals, Plastics & Rubber	1.09%	1.36%
Construction & Building	6.39%	5.54%
Consumer Goods: Durable	1.09%	0.97%
Consumer Goods: Non-durable	2.32%	2.34%
Containers, Packaging & Glass	3.52%	3.87%
Energy: Electricity	2.76%	2.50%
Environmental Industries	3.86%	3.85%
Healthcare & Pharmaceuticals	16.46%	14.47%
High Tech Industries	6.81%	8.65%
Hotel, Gaming & Leisure	0.15%	0.15%
Media: Advertising, Printing & Publishing	0.90%	0.90%
Media: Diversified & Production	0.92%	0.91%
Retail	—%	0.28%
Services: Business	16.26%	16.48%
Services: Consumer	4.98%	5.18%
Sovereign & Public Finance	0.65%	0.64%
Telecommunications	3.21%	3.19%
Transportation: Cargo	2.96%	2.95%
Transportation: Consumer	0.61%	0.62%
Utilities: Electric	1.19%	1.16%
Utilities: Water	0.43%	0.42%
Wholesale	1.47%	1.19%
Total	100.00%	100.00%

The weighted average yields of our investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost [1]	10.10%	10.33%
Weighted average yield on debt and income producing investments, at fair value [2]	10.18%	10.41%
Percentage of debt investments bearing a floating rate	94.55%	94.68%
Percentage of debt investments bearing a fixed rate	5.45%	5.32%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of March 31, 2025 was 9.99%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024 was 10.30%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of March 31, 2025 was 10.14%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024 was 10.40%.

As of March 31, 2025, 99.06% and 99.06% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 99.10% and 99.09% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 10.33% to 10.10% from December 31, 2024 to March 31, 2025. The decrease in weighted average yields was primarily due to lower base interest rates.

Private equity mergers and acquisitions ("M&A") activity slowed in the first quarter of 2025 as investors sought to understand the impact of tariffs on private businesses. Prepayment activity in the first quarter of 2025 returned to normalized levels, primarily as a result of refinancings, as spreads remain attractive to borrowers. While prepayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity, as well as incumbent positions in portfolio companies, will benefit from the refinancing activity in the market.
Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. While we are not seeing signs of a broad-based deterioration in our performance or that of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	156,901	7.55%	10	161,544	7.76%	11
4	1,667,843	80.28%	161	1,653,474	79.43%	158
5	114,340	5.50%	17	144,160	6.93%	24
6	89,051	4.29%	14	73,627	3.54%	10
7	41,626	2.00%	6	46,145	2.22%	6
8	3,028	0.15%	1	2,429	0.12%	1
9	—	—%	—	—	—%	—
10	4,781	0.23%	1	—	—%	—
Total	$2,077,570	100.00%	210	$2,081,379	100.00%	210
As of March 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.14 and 4.13, respectively. As of March 31, 2025, there were investments in two portfolio company on non-accrual. As of March 31, 2025, the amortized cost of the portfolio company on non-accrual status was $21,799, which represents approximately 1.03% of total investments at amortized cost. As of December 31, 2024, there was one portfolio company on non-accrual. As of December 31, 2024, the amortized cost of the portfolio company on non-accrual status was $7,257, which represents approximately 0.35% of total investments at amortized cost.

Results of Operations
Operating results for the three months ended March 31, 2025 and 2024 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Investment income:
Interest income	$50,846	$49,078
Payment-in-kind interest income	2,365	1,992
Dividend income	—	308
Other income	375	217
Total investment income	53,586	51,595

Expenses:
Interest and debt financing expenses	20,643	16,941
Management fees	3,914	3,264
Incentive fees on net investment income	2,253	4,459
Professional fees	493	710
Directors' fees	156	128
Administration fees	586	542
Other general and administrative expenses	342	277
Total expenses before incentive fees waived	28,387	26,321
Incentive fees waived	(2,253)	(4,459)
Net expenses after incentive fees waived	26,134	21,862
Net investment income	27,452	29,733

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	$1,103	$(3,625)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(13,573)	4,057
Income tax (provision) benefit	39	(141)
Total net change in unrealized gain (loss)	(13,534)	3,916
Total net realized and unrealized gain (loss) on investments	(12,431)	291

Net increase (decrease) in net assets resulting from operations	$15,021	$30,024
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income increased to $53.6 million for the three months ended March 31, 2025 from $51.6 million for the three months ended March 31, 2024, primarily due to increased investment activity, offset by a decrease in the weighted average yield of our debt and income producing investments. As of March 31, 2025, the size of our portfolio increased to $2.1 billion from $1.8 billion as of March 31, 2024, at cost. As of March 31, 2025, the weighted average yield of our debt and income producing investments decreased to 10.10% from 11.55% as of March 31, 2024, at cost, primarily due to overall tightening of spreads in new investments and the decline in base interest rates. Shifting base interest rates, such as SOFR and any applicable alternate rates, may affect our investment income.
Expenses
Total expenses before waived incentive fees increased to $28.4 million for the three months ended March 31, 2025 from $26.3 million for the three months ended March 31, 2024.

Interest and debt financing expenses increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher average daily borrowings and expenses relating to the termination of the Wells Fargo Financing Facility and the CLO-I Refinancing (each as defined below) during the period. Average daily borrowings increased during the period primarily due to the issuance of the 2030 Notes (defined below) on January 22, 2025 and the increase in commitments on the Revolving Credit Facility (defined below) on October 4, 2024 and April 9, 2024. Additionally, for the three months ended March 31, 2025, we recorded $1.36 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs relating to the termination of our Wells Fargo Financing Facility and the CLO-I Refinancing. The average daily borrowings for the three months ended March 31, 2025 were $1.2 billion compared to $819.9 million for the three months ended March 31, 2024. The average annual interest rate for the three months ended March 31, 2025 was 6.57% compared to 7.65% for the three months ended March 31, 2024.
Management fees increased for the three months ended March 31, 2025 from the comparable periods in 2024 driven by an increase in our total assets. Incentive fees based on income for the three months ended March 31, 2025 and March 31, 2024 of $2.3 million and $4.5 million, respectively, were waived in accordance with our Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three months ended March 31, 2025 were $1.4 million compared to $1.5 million for the three months ended March 31, 2024.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended March 31, 2025, we had a net realized gain on investments of $1.1 million compared to a net realized loss of $(3.6) million for the three months ended March 31, 2024. The net realized gain for the three months ended March 31, 2025 was primarily driven by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(13.6) million for the three months ended March 31, 2025 compared to a net change in unrealized gain of $4.1 million for the three months ended March 31, 2024, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period. The net change in unrealized loss for the three months ended March 31, 2025 primarily resulted from the underperformance of certain portfolio companies as market spreads remained relatively stable throughout the period.

Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our credit facilities and CLO debt issuances (discussed further below). Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (defined below).
To facilitate public offerings of equity securities and debt securities, on December 20, 2024, we filed a shelf registration statement with the SEC that is effective for a three-year term, expiring on December 20, 2027. As a well-known seasoned issuer, we are permitted to register an indeterminate number of securities under the shelf registration statement and, therefore, there is no specific dollar limit on the amount of securities we may issue. The shelf registration statement permits us to offer, from time to time, our common stock, preferred stock, subscription rights to purchase shares of our common stock, debt securities or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any offering.
As of March 31, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, debt securitizations, and an unsecured note issuance. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 176.52% and 187.03%, respectively.
Cash and cash equivalents as of March 31, 2025, taken together with our unused capacity under our credit facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025, we had $172.8 million available under our Revolving Credit Facility (as defined below).
Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
For the three months ended March 31, 2025, our cash and cash equivalents balance increased by $5.9 million. During that period, $8.8 million was used in operating activities, primarily relating to investment purchases of $153.0 million, offset by $148.4 million in repayments and sales of investments in portfolio companies. During the same period, $14.7 million was provided by financing activities, consisting primarily of proceeds from secured borrowings of $796.8 million, net of shareholder distributions and repayments of secured borrowings of $29.5 million and $710.0 million, respectively.
For the three months ended March 31, 2024, our cash and cash equivalents balance decreased by $(3.2) million. During that period, $97.6 million was used in operating activities, primarily relating to investment purchases of $204.3 million, offset by $54.9 million in repayments and sales of investments in portfolio companies. During the same period, $94.3 million was used in financing activities, consisting primarily of proceeds from issuance of shares and proceeds from secured borrowings of $241.7 million and $323.0 million, respectively, net of shareholder distributions and repayments of secured borrowings of $19.3 million and $449.4 million, respectively.

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
Private Offerings
Prior to April 28, 2023, in connection with our Private Offerings, we entered into subscription agreements (“Subscription Agreements”) with investors, pursuant to which investors were required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we delivered a drawdown notice. As of January 5, 2024, all capital commitments in the amount of $906.4 million had been drawn.
ATM Program
On March 10, 2025, we established an equity at-the-market offering (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, through distribution managers, or to them, as principals for their own accounts, shares of its common stock having an aggregate offering price up to $200 million. Sales of common stock made pursuant to the ATM Program may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act. We intend to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things, investing in accordance with its investment objective and strategies, and repaying indebtedness (which may be subject to re-borrowing).
As of March 31, 2025, we had not issued any shares of common stock through the ATM Program.

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
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be treated for U.S. federal income tax purposes as if they received cash distributions and subsequently used such cash to purchase additional shares of the Company.
See Note 9 to the consolidated financial statements in Part I, Item 1 for this Quarterly Report on Form 10-Q for more information on our distributions and dividend reinvestment plan.
The following table summarizes the Company's distributions recorded for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	March 30, 2024	April 29, 2024	$0.45

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

The following table reflects the shares issued pursuant to the dividend reinvestment for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Shares
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s DRIP, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Shares
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024, 185,541 DRIP shares were issued.
Share Repurchase Plan
On March 5, 2024, we entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which we may purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its net asset value (“NAV”) per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We adopted the Company 10b5-1 Plan because we believe that, if our common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for us to reinvest in our portfolio.

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

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025. The amendment on March 28, 2025 (a) extended the Company 10b5-1 Plan for an additional 12-month period, and (b) amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines thereto. As a result of the foregoing, the Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through March 31, 2025 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
Total	4,113,398		$70,585
See "Recent Developments" for more information.

Borrowings
See Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our borrowings.
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement ("the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. On March 14, 2024, SPV V entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company and SPV V made customary representations and warranties and were required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
On January 23, 2025, the Wells Fargo Financing Facility Agreement was terminated in full, and the Company terminated the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
The maximum facility amount available under the Wells Fargo Financing Facility was $225 million. Advances under the Wells Fargo Financing Facility could be prepaid and reborrowed at any time during the reinvestment period, but any termination or reduction of the facility amount prior to the first anniversary of the date of the amendment (subject to certain exceptions) was subject to a commitment reduction fee of 1%. Under the Wells Fargo Financing Facility Agreement, the Company paid a fee on daily undrawn amounts under the Wells Fargo Financing Facility of 0.25% per annum during the period ended June 14, 2024. For the six months following June 14, 2024, the Company paid a fee on daily undrawn amounts under the Wells Fargo Facility of 0.50% per annum. and, thereafter, paid 0.50% per annum on undrawn amounts of up to 40% of the maximum facility amount and 1.50% per annum on undrawn amounts in excess of 40% of the maximum facility amount.
As of March 31, 2025 and December 31, 2024, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20% per annum.
SMBC Financing Facility
On November 24, 2020, a wholly owned subsidiary of the Company entered into a senior secured revolving credit facility (the “SMBC Financing Facility” and the agreement relating thereto, as amended on December 23, 2021, June 29, 2022 and November 21, 2023, the “SMBC Financing Facility Agreement”) with SMBC, as the administrative agent, the collateral agent and the lender. On October 19, 2023, SPV IV entered into the borrower joinder agreement (the “SMBC Joinder”) to become party to the SMBC Financing Facility Agreement.
Effective December 7, 2023, following the closing of the 2023 Debt Securitization (discussed further below), the maximum facility amount available was reduced to $150 million from $300 million, subject to a subsequent increase to $250 million, in the sole discretion of the administrative agent, if so requested by the borrowers, and SPV IV began borrowing under the SMBC Financing Facility. On November 5, 2024, the Company terminated in full the SMBC Financing Facility Agreement and terminated the security interest over the collateral granted to SMBC and the lenders pursuant to the SMBC Financing Facility Agreement. The SMBC Financing Facility was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
The interest rate for loans under the SMBC Financing Facility Agreement was either the Base Rate plus 1.65% or Term SOFR plus 2.65%. The SMBC Financing Facility Agreement provided for an unused commitment fee of 0.50% per annum on the unused commitments from February 21, 2024 through May 21, 2024 and, thereafter, 0.50% per annum on the unused commitments if such unused commitments are less than 50% of the total commitments and 1.00% per annum on the unused commitments if such unused commitments are greater than or equal to 50% of the total commitments. In connection with the SMBC Financing Facility Amendment, the borrowers paid an extension fee of $450 thousand plus an annualized fee of 0.30% multiplied by $150 million based on the length of time (in years) until the occurrence of a permitted securitization.

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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024 ("the Revolving Credit Facility Amendment"), among other things: (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250 million to $325 million and (iv) reduced (a) the applicable margin with respect to the SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of March 31, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
The Senior Secured Revolving Credit Agreement includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or to redeem, repurchase or retire shares of stock upon the occurrence of certain events and certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.

CLO-I
On May 20, 2022 (the “Original Closing Date”), the Company completed a $448.3 million term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199.0 million of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34.3 million of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47.3 million of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27.0 million of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and approximately $79.3 million of Subordinated 2022 Notes, which did not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any Lender may elect to convert all of the Class A-L 2022 Loans held by such Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
The 2022 Debt was backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2026, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization.

The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt was not registered under the Securities Act, or any state “blue sky” laws.
CLO-I Refinancing
On March 20, 2025 (the “ CLO-I Refinancing Date”), the Company completed a $457,975 refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest, and of which $79,325 were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes.

As part of the CLO-I Refinancing, on the Refinancing Date, the 2025 Issuer also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Notes are due on April 20, 2038. The 2025 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, April 20, 2038. The 2025 Notes may be optionally redeemed, and the 2025 Loans may be optionally prepaid, on or after April 20, 2027.

The 2025 Debt is the secured obligation of CLO-I and the supplemental indenture and the Class A-L-R Loan Agreement, as applicable, governing the 2025 Debt include customary covenants and events of default. The 2025 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.
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

Unsecured Notes
On January 22, 2025, we issued $300 million in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The March 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The indenture governing the 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; and to provide financial information to the holders of the 2030 Notes and the trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the indenture.

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement for a total notional amount of $300 million that matures on March 15, 2030. Under the interest rate swap agreement for the 2030 Notes, we receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month SOFR + 2.3015%.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$152,250	$—	$—	$152,250	$—
CLO-I	321,400	—	—	—	321,400
CLO-II	214,143	—	—	—	214,143
CLO-III	214,500	—	—	—	214,500
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,202,293	$—	$—	$152,250	$750,043

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179
Derivatives

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and may designate certain interest rate swaps to be in a hedge accounting relationship.

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement with Wells Fargo for a total notional amount of $300 million that matures on March 15, 2030. Under the interest rate swap agreement for the 2030 Notes, we receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month Term SOFR + 2.3015%. We have designated the interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship.

See the following footnotes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q: (i) Note 2 for additional disclosures regarding our accounting for derivative instruments designated in a hedge accounting relationship, (ii) Note 4 for additional disclosures regarding these derivative instruments and (iii) Note 5 for additional disclosures regarding the carrying value of our borrowings.

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement; and
•the Administration Agreement.

On June 7, 2019, the SEC granted an exemptive order (the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates, subject to the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.
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
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2025 and December 31, 2024. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 8 to the consolidated financials statements in Part I, Item 1 of this Quarterly Report Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” included herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2024.
Valuation of Portfolio Investments, including Derivative Instruments
At all times, consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.

Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Derivative instruments , including interest rate swaps, are valued using observable inputs, such as market-based quotations received from the counterparty, dealers or brokers.
With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Valuation Designee will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
When an external event such as a purchase transaction, public offering or subsequent sale or paydown occurs, we use the pricing indicated by the external event to corroborate our valuation.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used as opposed to unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 5 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.
Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method.
Investment Income: Interest income, including amortization of premium and accretion of discount on loans, are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
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
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, Churchill will place the loan on non-accrual status, and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible, even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that the Company will be able to qualify for and maintain RIC tax status. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income or U.S. federal excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of March 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
Dividend Declaration
On April 30, 2025, the Board declared a regular dividend of $0.45 per share payable on or around July 28, 2025 to shareholders of record as of June 30, 2025.
Company 10b5-1 Plan
For the period from April 1, 2025 through May 6, 2025, BofA Securities, Inc., as agent, repurchased an additional 935,888 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $14 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy, subject to the oversight of the Board and based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of March 31, 2025, on a fair value basis, approximately 5.45% of our debt investments bear interest at a fixed rate and approximately 94.55% of our debt investments bear interest at a floating rate. As of March 31, 2025, 99.06% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on our debt obligations is using the outstanding balances as of March 31, 2025. Interest expense on our debt obligations is calculated using the interest rates as of March 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income
-300 Basis Points	$(14,442)	$(8,894)	$(5,548)
-200 Basis Points	$(9,632)	$(5,929)	$(3,703)
-100 Basis Points	$(4,816)	$(2,965)	$(1,851)
+100 Basis Points	$4,816	$2,965	$1,851
+200 Basis Points	$9,633	$5,929	$3,704
+300 Basis Points	$14,449	$8,894	$5,555
_____________
(1)    Includes the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We, our consolidated subsidiaries, the Adviser and the Sub-Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 other than those noted below. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025, which is accessible on the SEC’s website at sec.gov.
Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.
The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the market value of our shares of common stock and/or debt securities to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

U.S. policy changes may adversely affect our business.
Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resultant economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has indicated that it may seek to withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On March 5, 2024, the Company entered into a share repurchase plan (as amended, the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

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

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025. The amendment on March 28, 2025 (a) extended the Company 10b5-1 Plan for an additional 12-month period and (b) amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines therein. As a result of the foregoing, the Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99,275 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through March 31, 2025 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
Total	4,113,398		$70,585
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

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Stock Certificate (1)

4.3	Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.4	First Supplemental Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.5	Form of Global Note with respect to the 6.650% Notes due 2030 (3)

10.1
Form of Equity Distribution Agreement, dated March 10, 2025, by and among Nuveen Churchill Direct Lending Corp., Churchill DLC Advisor LLC, Churchill Asset Management LLC, and Churchill BDC Administration LLC, on the one hand, and each of Truist Securities, Inc., Citizens JMP Securities, LLC and Keefe, Bruyette & Woods, Inc., on the other hand (4)

10.2	First Supplemental Indenture, dated as of March 20, 2025, by and among Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (5)

10.3	Note Purchase Agreement, dated as of March 20, 2025, between Churchill NCDLC CLO-I, LLC, as issuer, and SG Americas Securities, LLC, as initial purchaser (5)

10.4
Amended and Restated Class A-L-R Loan Agreement, dated as of March 20, 2025, among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture, and each of the Class A-L-R Lenders party thereto (5)

10.5
Amended and Restated Collateral Management Agreement, dated as of March 20, 2025, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (5)

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
(3)Previously filed on October 8, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(4)Previously filed on March 10, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(5)Previously filed on March 26, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.

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
Date: May 7, 2025