Form 10-Q
period 2025-06-30
Nuveen Churchill Direct Lending Corp.
filed 2025-08-06
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, the registrant had 49,387,065 shares of common stock, $0.01 par value, outstanding.

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
•the level of inflation and its impact on our portfolio companies and on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the conflicts in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $2,019,803 and $2,098,575, respectively)	$1,992,804	$2,081,379
Cash and cash equivalents	44,008	43,254
Restricted cash	—	50
Interest receivable	17,201	17,971
Derivative asset, at fair value (Note 4)	18,850	—
Receivable for investments sold	943	1,024
Other assets	590	47
Total assets	$2,074,396	$2,143,725

Liabilities
Debt (net of $9,713 and $6,668 deferred financing costs, respectively, and net of unamortized discount of $527 and $0, respectively) (See Note 7)	$1,114,844	$1,108,261
Payable for investments purchased	99	14,973
Interest payable	20,137	12,967
Incentive fees payable	2,827	—
Management fees payable	5,179	3,956
Collateral due to broker	18,570	—
Distributions payable	22,297	29,468
Directors’ fees payable	156	128
Accounts payable and accrued expenses	2,549	3,652
Total liabilities	$1,186,658	$1,173,405

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,548,098 and 53,387,277 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$495	$534
Paid-in-capital in excess of par value	933,268	996,286
Total distributable earnings (loss)	(46,025)	(26,500)
Total net assets	$887,738	$970,320

Total liabilities and net assets	$2,074,396	$2,143,725

Net asset value per share (See Note 11)	$17.92	$18.18

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$50,213	$53,018	$101,059	$102,096
Payment-in-kind interest income	2,264	1,529	4,629	3,521
Dividend income	116	33	116	341
Other income	539	509	914	726
Total investment income	53,132	55,089	106,718	106,684

Expenses:
Interest and debt financing expenses	20,105	18,721	40,748	35,662
Management fees (See Note 6)	5,179	3,590	9,093	6,854
Incentive fees on net investment income (See Note 6)	2,827	3,075	5,080	7,534
Professional fees	1,108	693	1,601	1,403
Directors' fees	156	127	312	255
Administration fees (See Note 6)	490	484	1,076	1,026
Other general and administrative expenses	411	466	753	743
Total expenses before incentive fees waived	30,276	27,156	58,663	53,477
Incentive fees waived (See Note 6)	—	(3,075)	(2,253)	(7,534)
Net expenses after incentive fees waived	30,276	24,081	56,410	45,943
Net investment income	22,856	31,008	50,308	60,741

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(10,702)	1,017	(9,599)	(2,608)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	3,770	(12,102)	(9,803)	(8,045)
Income tax (provision) benefit	92	282	131	141
Total net change in unrealized appreciation (depreciation):	3,862	(11,820)	(9,672)	(7,904)
Total net realized and unrealized gain (loss) on investments	(6,840)	(10,803)	(19,271)	(10,512)

Net increase (decrease) in net assets resulting from operations	$16,016	$20,205	$31,037	$50,229

Per share data:
Net investment income per share - basic and diluted	$0.46	$0.57	$0.98	$1.13
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.32	$0.37	$0.61	$0.93
Weighted average common shares outstanding - basic and diluted	50,183,714	54,789,044	51,191,926	53,773,698

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,856	$31,008	$50,308	$60,741
Net realized gain (loss) on investments	(10,702)	1,017	(9,599)	(2,608)
Total net change in unrealized appreciation (depreciation)	3,862	(11,820)	(9,672)	(7,904)
Net increase (decrease) in net assets resulting from operations	16,016	20,205	31,037	50,229
Shareholder distributions:
Distributions declared from distributable earnings	(22,297)	(30,108)	(50,562)	(54,775)
Net increase (decrease) in net assets resulting from shareholder distributions	(22,297)	(30,108)	(50,562)	(54,775)
Capital share transactions:
Issuance of common shares, net	—	—	—	241,657
Reinvestment of shareholder distributions	—	3,191	—	6,525
Repurchases of common shares	(26,001)	(5,149)	(63,057)	(5,149)
Net increase (decrease) in net assets resulting from capital share transactions	(26,001)	(1,958)	(63,057)	243,033
Total increase (decrease) in net assets	(32,282)	(11,861)	(82,582)	238,487
Net assets, beginning of period	920,020	998,233	970,320	747,885
Net assets, end of period	$887,738	$986,372	$887,738	$986,372

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$31,037	$50,229

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(234,080)	(509,305)
Proceeds from principal repayments and sales of investments	310,552	154,873
Payment-in-kind interest	(4,629)	(3,521)
Amortization of (premium)/accretion of discount, net	(2,670)	(1,870)
Net realized (gain) loss on investments	9,599	2,608
Net change in unrealized (appreciation) depreciation on investments	9,803	8,045
Net fair value adjustment for hedging transaction	(39)	—
Interest receivable payment on swap transaction	(7,983)	—
Amortization of deferred financing costs and original issue discount	2,598	1,960
Changes in operating assets and liabilities:
Interest receivable	770	(625)
Receivable for investments sold	81	1,269
Prepaid expenses	—	(80)
Other assets	(543)	127
Payable for investments purchased	(14,874)	17,790
Interest payable	7,170	11,455
Due to adviser for expense support	—	(632)
Incentive fee payable	2,827	—
Management fees payable	1,223	584
Collateral due to broker	18,570	—
Directors’ fees payable	28	31
Accounts payable and accrued expenses	(1,103)	145
Net cash provided by (used in) operating activities	128,337	(266,917)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	241,657
Shareholder distributions	(57,733)	(40,825)
Repurchases of common shares	(63,057)	(5,149)
Proceeds from debt	849,322	546,250
Repayments on debt	(850,571)	(469,377)
Payments of deferred financing costs	(5,594)	(2,048)
Net cash provided by (used in) financing activities	(127,633)	270,508

Net increase (decrease) in cash and cash equivalents and restricted cash	704	3,591
Cash and cash equivalents and restricted cash, beginning of period	43,304	67,445
Cash and cash equivalents and restricted cash, end of period	$44,008	$71,036
See Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,980	$22,247
Cash paid during the period for excise taxes	$551	$6
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$22,297	$—
Reinvestment of shareholder distributions	$—	$6,525

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2025	June 30, 2024
Cash	$3,210	$3,301
Cash equivalents	40,798	67,685
Restricted cash	—	50
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$44,008	$71,036

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 4.75%	9.08%	7/25/2030	$1,559	$1,542	$1,545	0.17%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	7/25/2030	893	891	885	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6)	First Lien Debt	S + 4.75%	9.05%	12/21/2029	14,814	14,578	14,824	1.67%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	12/21/2029	4,911	4,874	4,914	0.55%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	9.05%	11/12/2030	3,726	3,693	3,644	0.41%
Turbine Engine Specialists, Inc.	(10) (12)	Subordinated Debt	S + 9.50%	13.93%	3/1/2029	2,518	2,472	2,533	0.29%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,880	2,851	2,842	0.32%
Total Aerospace & Defense							30,901	31,187	3.51%

Automotive
Covercraft Parent III, Inc.	(12)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,562	7,491	4,001	0.45%
High Bar Brands Operating, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00%	6/19/2030	596	(6)	(18)	—%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,048	2,025	0.23%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	4.30% (Cash) 7.00% (PIK)	12/31/2029	1,292	1,292	1,292	0.15%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	4.30% (Cash) 7.00% (PIK)	12/31/2029	215	215	215	0.02%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6)	First Lien Debt	S + 5.00%	9.32%	4/18/2028	12,563	12,499	12,477	1.41%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Debt	S + 5.00%	9.32%	4/18/2028	2,413	2,395	2,397	0.27%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.16%	3/1/2029	1,141	1,135	1,125	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.18%	3/1/2029	19,933	19,774	19,655	2.21%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	3/1/2029	1,699	1,699	1,675	0.19%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	3/1/2029	97	97	95	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.16%	3/1/2029	$6,753	$6,715	$6,659	0.75%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	11/1/2029	3,736	2,300	2,238	0.25%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9)	First Lien Debt	S + 5.00%	9.29%	11/1/2029	10,969	10,832	10,786	1.21%
Total Automotive							68,486	64,622	7.28%

Banking, Finance, Insurance, Real Estate
Ascend Partner Services LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.74%	8/11/2031	12,642	8,953	9,040	1.02%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.75%	8/11/2031	7,321	7,258	7,341	0.83%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.81%	11/18/2031	4,305	(20)	12	—%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.81%	11/18/2031	1,740	(16)	5	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.81%	11/18/2031	8,933	8,851	8,957	1.01%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	12/31/2031	4,825	194	181	0.02%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.78%	12/31/2031	8,642	8,563	8,579	0.97%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.53%	9/8/2027	7,309	7,303	6,919	0.78%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	10/16/2028	7,064	7,025	6,941	0.78%
Smith & Howard Advisory LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	11/26/2030	2,351	1,106	1,089	0.12%
Smith & Howard Advisory LLC	(6)	First Lien Debt	S + 5.00%	9.29%	11/26/2030	2,908	2,882	2,881	0.32%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 4.75%	9.08%	9/27/2031	2,985	2,962	2,980	0.34%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	9/27/2031	301	(1)	—	—%
World Insurance Associates, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.30%	4/3/2030	14,694	14,691	14,645	1.65%
Total Banking, Finance, Insurance, Real Estate							69,751	69,570	7.84%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	9.33%	9/10/2030	716	710	696	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/10/2030	165	—	(5)	—%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	9/10/2030	114	114	111	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	12.01%	8/30/2027	9,300	9,208	9,261	1.04%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9)	Subordinated Debt	S + 7.25%	11.69%	6/8/2029	9,000	8,904	8,854	1.00%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	9.15%	9/28/2028	9,650	9,613	9,650	1.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.50%	9.80%	9/25/2029	$17,022	$16,772	$16,689	1.88%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.50%	9.82%	9/25/2029	2,014	2,001	1,975	0.22%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.67%	11/14/2031	6,317	1,838	1,742	0.20%
FoodScience, LLC	(6)	First Lien Debt	S + 4.50%	8.72%	11/14/2031	5,897	5,844	5,794	0.65%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.86% (Cash) 5.13% (PIK)	4/3/2029	4,183	4,120	4,060	0.46%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.86% (Cash) 5.13% (PIK)	4/3/2029	835	821	811	0.09%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.86% (Cash) 5.13% (PIK)	4/3/2029	988	970	959	0.11%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	4/17/2031	72	—	(1)	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	10.05%	4/17/2031	928	918	919	0.10%
Palmetto Acquisitionco, Inc. (Tech24)	(6)	First Lien Debt	S + 5.75%	10.05%	9/18/2029	13,114	12,941	12,714	1.42%
Palmetto Acquisitionco, Inc. (Tech24)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.03%	9/18/2029	4,804	3,682	3,548	0.40%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt	S + 4.75%	9.05%	12/23/2028	6,987	6,937	6,861	0.77%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	12/23/2028	1,769	1,769	1,737	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S +4.75%	9.20%	7/30/2027	10,437	10,351	10,333	1.16%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 4.75%	9.18%	7/30/2027	9,486	9,459	9,392	1.06%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	4/30/2031	2,373	2,368	2,373	0.27%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	4/30/2031	3,154	3,154	3,154	0.36%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.80%	4/30/2031	6,295	6,247	6,295	0.71%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.80%	4/30/2031	3,211	3,200	3,211	0.36%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	4/30/2031	310	310	310	0.03%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	4/30/2031	1,880	(7)	—	—%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.80%	4/30/2031	2,741	2,715	2,741	0.31%
WCHG Buyer, Inc. (Handgards, LLC)	(6)	First Lien Debt	S + 5.00%	9.17%	4/10/2031	24,219	24,015	23,836	2.69%
Total Beverage, Food & Tobacco							148,974	148,020	16.67%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.83%	9/9/2030	$983	$975	$974	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00%(Cash) 2.50% (PIK)	5/1/2028	3,310	3,251	3,268	0.37%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	9.05%	6/27/2030	9,900	9,816	9,812	1.11%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	6/27/2030	19,922	15,504	15,345	1.73%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt	S + 6.00%	10.40%	12/15/2026	6,367	6,349	6,176	0.70%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.40%	12/15/2026	5,522	5,513	5,356	0.60%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.40%	12/15/2026	2,532	2,532	2,456	0.28%
Hyperion Materials & Technologies, Inc.	(12) (14)	First Lien Debt	S + 4.50%	9.02%	8/30/2028	2,613	2,613	2,527	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6)	First Lien Debt	S + 5.50%	9.80%	4/9/2030	7,240	7,180	7,043	0.79%
Ovation Holdings, Inc	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	2/4/2030	7,874	6,487	6,549	0.74%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.28%	2/4/2030	943	935	942	0.11%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.28%	2/4/2030	7,914	7,801	7,906	0.89%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	2/4/2030	1,873	1,857	1,871	0.21%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.69%	4/4/2029	9,475	9,358	9,340	1.05%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	4/4/2029	1,822	1,817	1,796	0.20%
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S + 4.75%	9.05%	7/24/2031	13,706	13,583	13,579	1.52%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.04%	7/24/2031	4,569	1,762	1,740	0.20%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.08%	7/24/2031	1,726	(15)	(16)	—%
Total Capital Equipment							97,318	96,664	10.89%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.79%	12/31/2027	1,984	1,992	1,963	0.22%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	8.53%	4/23/2029	6,219	6,133	6,127	0.69%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	4/23/2029	1,373	1,364	1,352	0.15%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	11.31%	3/31/2030	1,445	1,417	1,445	0.16%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 5.25%	9.56%	9/30/2030	2,361	2,361	2,361	0.27%
Olympic Buyer, Inc. (Ascensus)	(9) (12)	First Lien Debt	S + 4.25%	8.68%	6/30/2028	9,581	9,484	8,323	0.94%
Total Chemicals, Plastics, & Rubber							22,751	21,571	2.43%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	$2,365	$2,317	$2,267	0.26%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	4,501	4,457	4,315	0.49%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	5,711	5,653	5,475	0.62%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	14.00% (PIK)	4/26/2030	2,510	(29)	(104)	(0.01%)
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	10/13/2031	3,164	862	847	0.10%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	9.05%	10/13/2031	1,831	1,814	1,814	0.20%
Erie Construction Mid-West, LLC (Erie Construction)	(6)	First Lien Debt	S + 4.75%	9.18%	7/30/2027	9,329	9,293	9,329	1.05%
Gannett Fleming, Inc.	(9) (12)	First Lien Debt	S + 4.75%	8.96%	8/5/2030	17,735	17,504	17,607	1.98%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.96%	8/5/2030	2,131	(27)	(15)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.94%	8/9/2030	5,714	5,081	5,043	0.57%
Heartland Paving Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.89%	8/9/2030	5,709	5,697	5,658	0.64%
Heartland Paving Partners, LLC	(6)	First Lien Debt	S + 4.75%	8.97%	8/9/2030	8,507	8,433	8,431	0.95%
ICE USA Infrastructure, Inc.	(6)	First Lien Debt	S + 5.75%	10.05%	3/15/2030	6,539	6,485	6,363	0.72%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	12/15/2027	4,845	4,825	4,825	0.54%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9)	First Lien Debt	S + 5.00%	9.28%	12/15/2027	9,173	9,088	9,134	1.03%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	6/29/2029	2,099	—	—	—%
MEI Buyer LLC	(6)	First Lien Debt	S + 5.00%	9.33%	6/29/2029	11,259	11,093	11,260	1.27%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	6/29/2029	1,800	1,795	1,801	0.20%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	(1)	—	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,906	2,939	0.33%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	12/30/2030	3,434	372	371	0.04%
Royal Holdco Corporation (RMA Companies)	(6)	First Lien Debt	S + 4.50%	8.81%	12/30/2030	16,482	16,389	16,322	1.83%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S +5.00%	9.30%	3/28/2031	3,106	(7)	(18)	—%
SCIC Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	9.30%	3/28/2031	14,776	14,631	14,690	1.65%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.83%	8/31/2029	6,421	6,352	6,358	0.72%
WSB Engineering Holdings Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	8/31/2029	4,306	3,764	3,739	0.42%
Total Construction & Building							138,747	138,451	15.60%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	9.58%	11/1/2028	$2,991	$2,991	$2,977	0.34%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,039	4,955	4,938	0.55%
XpressMyself.com LLC (SmartSign)	(12)	First Lien Debt	S + 5.50%	9.91%	9/7/2028	9,725	9,673	9,725	1.09%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	10.17%	9/7/2028	4,949	4,884	4,949	0.56%
Total Consumer Goods: Durable							22,503	22,589	2.54%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9)	First Lien Debt	S + 4.50%	8.90%	9/10/2027	12,411	12,362	12,411	1.40%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.75%	10.15%	9/10/2027	1,047	1,035	1,047	0.12%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.25%	9.63%	6/30/2028	6,686	6,651	6,686	0.75%
KL Bronco Acquisition, Inc. (Elevation Labs)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.67%	6/30/2028	3,113	2,461	2,476	0.28%
MPG Parent Holdings, LLC (Market Performance Group)	(6)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	12,461	12,365	12,525	1.41%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	1/8/2030	3,059	3,059	3,075	0.35%
Total Consumer Goods: Non-durable							37,933	38,220	4.31%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	11.13%	10/7/2026	14,209	14,201	13,838	1.57%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	11.25%	10/7/2026	113	112	110	0.01%
good2grow LLC	(6)	First Lien Debt	S + 4.50%	8.98%	12/1/2027	8,699	8,660	8,699	0.98%
good2grow LLC	(12)	First Lien Debt	S + 5.50%	9.98%	12/1/2027	4,029	3,992	4,029	0.45%
good2grow LLC	(6)	First Lien Debt	S + 4.75%	9.23%	12/1/2027	14,194	14,098	14,194	1.60%
Ivex Holdco Inc. (Specialized Packaging Group)	(6)	First Lien Debt	S + 5.50%	9.95%	12/17/2027	10,102	10,075	10,062	1.13%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.95%	12/17/2027	4,343	4,330	4,325	0.49%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.95%	12/17/2027	6,791	6,768	6,764	0.76%
Ivex Holdco Inc. (Specialized Packaging Group)	(12)	First Lien Debt	S + 5.50%	9.95%	12/17/2027	3,274	3,265	3,261	0.37%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	$2,631	$2,604	$2,460	0.28%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	490	483	479	0.05%
Online Labels Group, LLC	(12)	First Lien Debt	S + 5.25%	9.55%	12/19/2029	3,279	3,253	3,279	0.37%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	12/19/2029	403	201	201	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S +5.25%	9.55%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.63%	4/15/2031	7,012	6,944	6,947	0.78%
Total Containers, Packaging & Glass							78,986	78,648	8.86%

Energy: Electricity
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10)	First Lien Debt	S + 5.00%	9.33%	6/25/2030	22,242	22,052	22,029	2.48%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	6/25/2030	5,884	5,603	5,546	0.62%
US MetalCo Holdings LLC (MGM Transformer Company)	(6)	First Lien Debt	S + 5.50%	9.79%	10/31/2029	23,258	22,991	23,490	2.65%
US MetalCo Holdings LLC (MGM Transformer Company)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	10/31/2029	6,324	6,314	6,387	0.72%
Total Energy: Electricity							56,960	57,452	6.47%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(12)	First Lien Debt	S + 5.00%	9.30%	3/27/2030	7,469	7,407	7,406	0.83%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	3,003	2,997	2,977	0.34%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	3/27/2030	4,999	(10)	(42)	—%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	6,674	6,578	6,580	0.74%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	3,118	3,107	3,074	0.35%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	3/23/2029	6,758	6,736	6,663	0.75%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.65%	3/23/2029	1,710	1,685	1,686	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	10.09%	11/30/2027	4,797	4,779	4,704	0.53%
NFM & J, L.P. (The Facilities Group)	(9) (12)	First Lien Debt	S + 5.75%	10.13%	11/30/2027	8,899	8,847	8,726	0.98%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.18%	11/30/2027	4,877	4,877	4,782	0.54%
NFM & J, L.P. (The Facilities Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.18%	11/30/2027	5,023	558	460	0.05%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.63%	8/31/2028	6,547	6,513	6,224	0.70%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	$8,421	$8,327	$8,429	0.95%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.77%	7/3/2029	6,381	4,700	4,715	0.53%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.50%	9.80%	7/3/2029	1,581	1,567	1,582	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.82%	7/3/2029	13,446	—	12	—%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.88%	8/15/2030	11,813	11,712	11,767	1.33%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.06%	8/15/2030	5,601	1,108	1,098	0.12%
Total Environmental Industries							81,488	80,843	9.11%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt	S + 5.00%	9.33%	7/2/2031	1,474	1,468	1,503	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6)	First Lien Debt	S + 5.00%	9.32%	7/2/2031	15,595	15,458	15,906	1.79%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	7/2/2031	2,845	1,017	1,080	0.12%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/18/2031	3,636	(17)	(35)	—%
ACP Maverick Holdings, Inc.	(6) (9)	First Lien Debt	S + 4.75%	9.05%	3/18/2031	16,323	16,164	16,166	1.81%
Affinity Hospice Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	9.15%	12/17/2027	7,752	7,716	6,321	0.71%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,277	1,237	0.14%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,970	1,199	0.14%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2028	546	546	546	0.06%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/15/2028	2,396	2,028	1,090	0.12%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/3/2032	1,153	(3)	(9)	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	9.05%	2/3/2032	8,434	8,358	8,370	0.94%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	4,822	(23)	(104)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.49%	12/22/2031	2,754	2,190	2,143	0.24%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	9.49%	12/22/2031	5,785	5,732	5,660	0.64%
Coding Solutions Acquisition, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.33%	8/7/2031	12,664	12,593	12,612	1.42%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/7/2031	1,434	(3)	(6)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.33%	8/7/2031	$1,246	$(11)	$(5)	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9)	First Lien Debt	S + 4.25%	8.53%	3/30/2029	3,264	3,230	3,106	0.35%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt	S + 5.50%	9.93%	10/5/2029	7,360	7,310	7,237	0.82%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	10/5/2029	2,413	2,413	2,372	0.27%
FH DMI Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.03%	10/11/2030	1,104	486	479	0.05%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.97%	10/11/2030	1,982	1,965	1,964	0.22%
Genesee Scientific LLC	(6) (9)	First Lien Debt	S + 5.75%	10.15%	9/30/2027	5,867	5,845	5,199	0.59%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.15%	9/30/2027	1,536	1,536	1,361	0.15%
GHR Healthcare, LLC	(6) (9)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	6,303	6,276	5,991	0.67%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	1,972	1,972	1,874	0.21%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	1,946	—	(96)	(0.01%)
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	648	—	(32)	—%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	4,907	4,855	4,664	0.53%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	8,008	7,951	7,611	0.86%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	3,723	3,696	3,539	0.40%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,264	8,149	8,207	0.92%
Health Management Associates, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.56%	3/30/2029	1,072	1,053	1,065	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6)	First Lien Debt	S + 5.25%	9.55%	10/16/2030	10,492	10,409	10,337	1.16%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	10,365	10,365	10,280	1.16%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	3,763	3,763	3,732	0.42%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,073	2,058	2,056	0.23%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	13.50%	2/28/2030	5,292	5,179	5,227	0.59%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	11/5/2031	2,426	(5)	(38)	—%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.80%	11/5/2031	6,565	6,506	6,463	0.73%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	3/19/2032	7,143	(34)	(70)	(0.01%)
Impact Advisors, LLC	(6)	First Lien Debt	S + 4.75%	9.05%	3/19/2032	12,825	12,700	12,700	1.43%
Infucare Rx Inc	(6)	First Lien Debt	S + 4.25%	8.52%	1/4/2028	2,712	2,701	2,712	0.31%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	2/13/2032	2,102	2,092	2,091	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 5.00%	9.31%	2/13/2032	6,073	6,022	6,040	0.68%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	10/10/2029	$736	$(3)	$(7)	—%
Lavie Group, Inc.	(9) (12)	First Lien Debt	S + 5.25%	9.42%	10/12/2029	2,755	2,729	2,728	0.31%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	1,920	1,891	1,817	0.20%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.25% (PIK)	2/7/2030	512	508	484	0.05%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.95%	8/20/2027	8,883	8,852	8,805	0.99%
Promptcare Infusion Buyer, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	2,860	1,423	1,365	0.15%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	10.39%	9/1/2027	8,078	8,057	7,915	0.89%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	1,258	1,257	1,233	0.14%
QHR Health, LLC	(6)	First Lien Debt	S + 5.25%	9.68%	5/28/2027	7,562	7,529	7,562	0.85%
QHR Health, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.68%	5/28/2027	3,199	3,196	3,199	0.36%
QHR Health, LLC	(12)	First Lien Debt	S + 5.25%	9.68%	5/28/2027	3,199	3,171	3,199	0.36%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	4/12/2032	3,288	(8)	(14)	—%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.80%	4/12/2032	1,780	(9)	(8)	—%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.80%	4/12/2032	7,397	7,362	7,366	0.83%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6)	First Lien Debt	S + 6.25%	10.68%	9/19/2028	7,833	7,687	7,751	0.87%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6)	First Lien Debt	S + 6.25%	10.45%	9/19/2028	9,353	9,222	9,255	1.04%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	6.40% (Cash) 6.50% (PIK)	4/12/2028	12,069	12,049	9,753	1.10%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	4/12/2032	4,928	(12)	(21)	—%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.83%	4/12/2032	1,776	(9)	(8)	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.83%	4/12/2032	6,981	6,947	6,951	0.78%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.08%	11/22/2031	2,209	849	812	0.09%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.08%	11/22/2030	1,406	74	57	0.01%
TBRS, Inc.	(6) (9)	First Lien Debt	S + 4.75%	9.08%	11/22/2031	8,061	7,988	7,888	0.89%
Tidi Legacy Products, Inc.	(6) (9)	First Lien Debt	S + 4.50%	8.83%	12/19/2029	15,290	15,173	15,443	1.74%
Tidi Legacy Products, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	12/19/2029	4,085	—	41	—%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	9.33%	4/16/2030	1,136	1,126	1,126	0.13%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt	S + 5.00%	9.33%	4/16/2030	15,812	15,681	15,675	1.77%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	7,275	7,240	7,285	0.82%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	3,222	3,185	3,226	0.36%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	$1,547	$1,542	$1,549	0.17%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	2,548	2,542	2,551	0.29%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	1,227	1,212	1,229	0.14%
YI, LLC (Young Innovations)	(6) (9)	First Lien Debt	S + 5.75%	10.06%	12/3/2029	16,303	16,180	15,958	1.80%
Total Healthcare & Pharmaceuticals							351,584	341,910	38.51%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt	S + 5.00%	9.30%	12/21/2027	11,395	11,374	11,395	1.28%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	12/21/2027	3,104	3,090	3,104	0.35%
Alta Buyer, LLC (GoEngineer)	(9) (12)	First Lien Debt	S + 5.00%	9.30%	12/21/2027	5,311	5,272	5,311	0.60%
Eliassen Group, LLC	(6) (9)	First Lien Debt	S + 5.75%	10.05%	4/14/2028	11,886	11,825	11,794	1.32%
Eliassen Group, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.08%	4/14/2028	856	855	849	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.55%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	8.55%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	8.55%	5/28/2032	73	73	73	0.01%
Exterro, Inc.	(6)	First Lien Debt	S + 5.50%	9.97%	6/1/2027	9,435	9,402	9,529	1.07%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.92%	6/14/2028	4,265	4,241	4,239	0.48%
North Haven CS Acquisition, Inc.	(6)	First Lien Debt	S + 5.25%	9.68%	1/22/2027	5,682	5,682	5,682	0.64%
North Haven CS Acquisition, Inc.	(12)	First Lien Debt	S + 5.25%	9.68%	1/22/2027	22,075	21,959	22,075	2.48%
Prosci, Inc.	(6)	First Lien Debt	S + 4.25%	8.68%	10/21/2026	4,733	4,720	4,733	0.53%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.20%	4/15/2027	740	739	704	0.08%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.20%	4/15/2027	1,073	1,070	1,021	0.12%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.18%	4/15/2027	238	238	226	0.03%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.20%	4/15/2027	3,438	3,434	3,272	0.37%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.80%	9/30/2031	682	676	675	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	9/30/2031	236	(1)	(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.80%	3/31/2031	79	21	21	—%
Smart Wave Technologies, Inc.	(6)	First Lien Debt	S + 6.00%	10.43%	11/5/2026	8,677	8,641	7,764	0.87%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	1,907	1,888	1,806	0.20%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	821	812	788	0.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	$2,184	$2,184	$2,069	0.23%
VALIDITY INC	(12)	First Lien Debt	S + 5.25%	9.58%	4/7/2032	100	99	99	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	9.53%	3/1/2030	6,170	6,121	6,170	0.70%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.58%	3/1/2030	1,284	224	224	0.03%
Total High Tech Industries							104,639	103,621	11.67%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	10/31/2031	1,052	40	37	—%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	9.33%	10/31/2031	3,156	3,128	3,142	0.36%
Total Hotel, Game & Leisure							3,168	3,179	0.36%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(12)	First Lien Debt	S + 6.00%	10.42%	10/23/2028	4,313	4,259	4,287	0.48%
Tinuiti Inc.	(9) (12)	First Lien Debt	S + 5.25%	9.65%	12/10/2026	2,902	2,892	2,854	0.32%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	12/10/2026	1,897	1,897	1,866	0.21%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.65%	12/10/2026	9,713	9,713	9,551	1.08%
Total Media: Advertising, Printing & Publishing							18,761	18,558	2.09%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,753	3,712	3,599	0.41%
Corporate Visions, Inc. (CVI Parent, Inc.)	(12)	First Lien Debt	S + 1.00%	5.40% (Cash) 4.00% (PIK)	8/12/2027	2,631	2,614	1,950	0.22%
Corporate Visions, Inc. (CVI Parent, Inc.)	(12)	First Lien Debt	S + 1.00%	5.40% (Cash) 4.00% (PIK)	8/12/2027	2,998	2,987	2,222	0.25%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	10.33%	12/9/2026	8,262	8,254	7,236	0.81%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.33%	12/9/2026	2,940	2,933	2,575	0.29%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.33%	12/9/2026	448	448	393	0.04%
Total Media: Diversified & Production							20,948	17,975	2.02%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	10.47%	5/23/2029	$4,451	$4,387	$4,433	0.50%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.78%	1/23/2032	2,385	(11)	(23)	—%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.78%	1/23/2032	2,855	2,828	2,827	0.32%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 5.00%	9.40%	10/8/2029	11,275	11,146	11,176	1.26%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.39%	10/8/2029	1,095	390	386	0.04%
Bounteous, Inc.	(6)	First Lien Debt	S + 4.75%	9.18%	8/2/2027	5,265	5,245	5,254	0.59%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	9.18%	8/2/2027	2,155	2,146	2,151	0.24%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	8/2/2027	2,725	2,715	2,719	0.31%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.18%	8/2/2027	3,523	3,523	3,515	0.40%
Bullhorn, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.33%	10/1/2029	13,671	13,628	13,517	1.52%
Businessolver.com, Inc.	(6) (9)	First Lien Debt	S + 5.50%	9.90%	12/1/2027	7,623	7,589	7,623	0.86%
Businessolver.com, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.90%	12/1/2027	1,143	935	937	0.11%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 9.25%	13.55% (PIK)	3/31/2031	1,107	1,089	1,122	0.13%
CDL Marketing Group, LLC (Career Now)	(12)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,966	1,327	0.15%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	9.05%	5/13/2032	100	100	100	0.01%
DH United Holdings, LLC (D&H United Fueling Solutions)	(12)	First Lien Debt	S + 5.00%	9.46%	9/15/2028	7,377	7,290	7,298	0.82%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.47%	9/15/2028	2,348	2,335	2,323	0.26%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.41%	9/15/2028	1,547	1,543	1,531	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt	S + 5.00%	9.45%	9/15/2028	3,413	3,367	3,377	0.38%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.42%	9/15/2028	5,118	4,299	4,263	0.48%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.93%	12/1/2027	5,514	5,490	5,514	0.62%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.93%	12/1/2027	1,416	1,409	1,416	0.16%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	12/1/2027	15,233	—	—	—%
Element 78 Partners, LLC (E78)	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	12/1/2027	4,146	4,128	4,146	0.47%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	12/1/2027	3,508	3,223	3,223	0.36%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9)	First Lien Debt	S + 6.25%	10.67%	12/23/2026	9,650	9,599	9,650	1.09%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.17%	12/23/2026	6,689	6,606	6,689	0.75%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	$1,927	$1,891	$1,893	0.21%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 1.80%	6.28% (Cash) 4.45% (PIK)	9/21/2026	667	666	647	0.07%
Gabriel Partners, LLC	(6) (9)	First Lien Debt	S + 1.80%	6.28% (Cash) 4.45% (PIK)	9/21/2026	9,150	9,133	8,866	1.00%
Gabriel Partners, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 1.80%	6.28% (Cash) 4.45% (PIK)	9/21/2026	1,524	1,524	1,477	0.17%
Gabriel Partners, LLC	(9) (12)	First Lien Debt	S + 1.80%	6.28% (Cash) 4.45% (PIK)	9/21/2026	3,778	3,769	3,660	0.41%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.94%	11/22/2028	2,505	(5)	—	—%
Integrated Power Services Holdings, Inc.	(12)	First Lien Debt	S + 4.50%	8.94%	11/22/2028	4,621	4,619	4,621	0.52%
KENG Acquisition, Inc. (Enagage PEO)	(6) (9)	First Lien Debt	S + 5.00%	9.28%	8/1/2029	9,522	9,412	9,442	1.06%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	8/1/2029	9,256	5,741	5,678	0.64%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	8/1/2029	1,074	(2)	(9)	—%
KRIV Acquisition, Inc. (Riveron)	(6)	First Lien Debt	S + 5.75%	10.05%	7/6/2029	10,602	10,383	10,553	1.19%
KRIV Acquisition, Inc. (Riveron)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	7/6/2029	1,590	1,577	1,583	0.18%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	7,208	7,200	7,208	0.81%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.90%	12/17/2025	7,185	7,169	7,185	0.81%
Olympus US Bidco LLC (Phaidon International)	(10) (12)	First Lien Debt	S + 5.50%	9.93%	8/22/2029	13,260	13,178	12,923	1.46%
Output Services Group, Inc.	(10) (12)	First Lien Debt	S + 8.00%	12.71%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.96%	11/30/2028	837	837	837	0.09%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.94%	7/7/2028	13,500	13,287	12,298	1.39%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.83%	5/24/2032	21	—	—	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.83%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.83%	5/24/2032	68	68	68	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.56%	6/15/2029	2,958	988	977	0.11%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9)	First Lien Debt	S + 5.25%	9.55%	6/15/2029	14,099	13,925	13,982	1.58%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.55%	6/15/2029	2,820	2,802	2,796	0.31%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	7/21/2028	3,967	704	634	0.07%
Safety Infrastructure Services Intermediate LLC	(6)	First Lien Debt	S + 5.00%	9.30%	7/21/2028	7,068	7,012	6,928	0.78%
Sagebrush Buyer, LLC (Province)	(6)	First Lien Debt	S + 5.00%	9.33%	7/1/2030	4,673	4,633	4,631	0.52%
Scaled Agile, Inc.	(9) (12)	First Lien Debt	S + 2.25%	6.65% (Cash) 3.75% (PIK)	12/15/2028	7,963	7,919	6,669	0.75%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.25%	6.65% (Cash) 3.75% (PIK)	12/15/2028	$388	$388	$325	0.04%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/2/2032	3,427	892	867	0.10%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	9.05%	2/2/2032	1,720	121	117	0.01%
Tau Buyer, LLC	(6) (9)	First Lien Debt	S + 4.75%	9.05%	2/2/2032	9,853	9,762	9,735	1.10%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.30%	6/25/2032	91	—	—	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	S + 5.00%	9.30%	6/25/2032	9	—	—	—%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 5.00%	9.33%	1/31/2029	6,720	6,636	6,720	0.76%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	1/31/2029	3,093	3,055	3,093	0.35%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	1/31/2029	10,122	10,104	10,122	1.14%
Trilon Group, LLC	(6)	First Lien Debt	S + 5.50%	9.76%	5/27/2029	27,616	27,482	27,422	3.09%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.79%	5/29/2029	1,865	1,858	1,852	0.21%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.50%	9.93%	6/22/2029	6,669	6,626	6,669	0.75%
TSS Buyer, LLC (Technical Safety Services)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	6/22/2029	6,334	5,208	5,264	0.59%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt	S + 5.50%	9.93%	6/22/2029	1,861	1,841	1,861	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	9.07%	6/1/2029	8,050	7,947	8,050	0.91%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	6/1/2029	826	821	826	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.25%	9.53%	6/29/2027	4,512	4,491	4,502	0.51%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.82%	6/29/2027	329	327	329	0.04%
Total Services: Business							325,109	319,950	36.06%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 5.00%	9.33%	8/2/2028	3,420	3,395	3,420	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/2/2028	3,093	—	—	—%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	10.52%	8/16/2028	9,749	9,728	9,300	1.05%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.58%	8/16/2028	101	—	(5)	—%
ADPD Holdings LLC (NearU)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.58%	8/16/2028	1,427	—	(66)	(0.01%)
AMS Parent, LLC (All My Sons)	(6)	First Lien Debt	S + 4.75%	9.19%	10/25/2028	5,176	5,149	5,157	0.58%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	10/24/2030	154	153	153	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	10/24/2030	155	154	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.33%	10/24/2029	55	—	—	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.33%	10/24/2030	630	625	627	0.07%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	22	—	—	—%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	12.00%	11/27/2031	78	76	76	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	890	872	850	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	680	673	649	0.07%
Excel Fitness Holdings, Inc.	(6)	First Lien Debt	S + 5.25%	9.55%	4/27/2029	9,800	9,728	9,800	1.10%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	4/27/2029	2,369	458	472	0.05%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(12)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	10,008	9,878	9,968	1.12%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.70%	1/9/2029	4,665	4,652	4,646	0.52%
Legacy Service Partners, LLC	(12)	First Lien Debt	S + 5.25%	9.70%	1/9/2029	2,919	2,895	2,907	0.33%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt	S + 5.75%	10.07%	6/15/2028	3,869	3,849	3,746	0.42%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.09%	6/15/2028	$291	$291	$282	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	727	718	624	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,676	2,646	2,299	0.26%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	231	231	199	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,002	591	531	0.06%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,419	4,419	4,365	0.49%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,374	6,374	6,297	0.71%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	10.06%	6/8/2026	2,463	2,463	2,463	0.28%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	6/8/2026	214	214	214	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	6/8/2026	1,626	1,622	1,626	0.18%
Perennial Services Group, LLC	(6)	First Lien Debt	S + 5.50%	9.93%	9/7/2029	6,631	6,561	6,698	0.75%
Perennial Services Group, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.50%	9.93%	9/7/2029	5,935	5,930	5,994	0.68%
Total Services: Consumer							84,345	83,446	9.39%

Sovereign & Public Finance
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6)	First Lien Debt	S + 5.25%	9.57%	7/18/2028	12,071	11,985	12,192	1.37%
Total Sovereign & Public Finance							11,985	12,192	1.37%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.79%	11/17/2027	5,681	5,681	5,681	0.64%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.84%	11/17/2027	1,799	1,799	1,799	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.28%	4/16/2027	1,043	1,033	1,043	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.35%	4/16/2027	1,801	1,784	1,801	0.20%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.35%	4/16/2027	9,899	9,872	9,899	1.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.35%	4/16/2027	1,295	1,282	1,295	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	10/16/2029	1,654	—	(4)	—%
Mobile Communications America, Inc.	(6)	First Lien Debt	S + 5.00%	9.28%	10/16/2029	18,228	18,043	18,184	2.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.28%	10/16/2029	$4,295	$4,272	$4,285	0.48%
Sapphire Telecom, Inc.	(6)	First Lien Debt	S + 5.00%	9.30%	6/27/2029	18,943	18,789	18,945	2.13%
Tyto Athene, LLC	(6)	First Lien Debt	S + 4.75%	9.19%	4/3/2028	7,125	7,091	6,842	0.77%
Total Telecommunications							69,646	69,770	7.86%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	8/3/2026	260	260	231	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 6.75%	11.19%	8/3/2026	903	901	802	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	8/3/2026	183	182	162	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	8/3/2026	4,408	4,407	3,914	0.44%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	8/3/2026	1,372	1,372	1,218	0.14%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,204	1,190	1,177	0.13%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	7,888	7,787	7,711	0.87%
FSK Pallet Holding Corp. (Kamps Pallets)	(12)	First Lien Debt	S + 6.00%	10.43%	12/23/2026	9,322	9,251	9,127	1.02%
Kenco PPC Buyer LLC	(6)	First Lien Debt	S + 4.75%	9.00%	11/15/2029	21,771	21,636	21,567	2.42%
Kenco PPC Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.98%	11/15/2029	3,599	3,578	3,565	0.40%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	11/15/2029	4,111	(33)	(39)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,069	4,974	4,932	0.56%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 8.00%	12.32%	11/27/2029	435	428	435	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	6.32% (Cash) 5.00% (PIK)	5/27/2030	1,651	1,651	1,651	0.19%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.75%	9.05%	3/19/2027	2,737	2,700	2,737	0.31%
Total Transportation: Cargo							60,284	59,190	6.67%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
American Student Transportation Partners, Inc.	(12)	Subordinated Debt	N/A	13.50%	9/11/2029	$2,264	$2,221	$2,252	0.25%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (9)	First Lien Debt	S + 5.50%	9.83%	2/14/2031	10,507	10,423	10,415	1.17%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.83%	2/14/2031	3,040	—	(26)	—%
Total Transportation: Consumer							12,644	12,641	1.42%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 5.00%	9.33%	8/27/2031	10,408	10,315	10,435	1.18%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.33%	8/27/2031	2,615	(11)	7	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 5.00%	9.33%	8/27/2031	1,925	(17)	5	—%
DMC Holdco, LLC (DMC Power)	(6)	First Lien Debt	S + 4.75%	9.07%	7/13/2029	4,925	4,871	4,951	0.56%
DMC Holdco, LLC (DMC Power)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.07%	7/13/2029	1,671	(3)	9	—%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	4/28/2032	735	—	(2)	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.05%	4/28/2032	352	(1)	(1)	—%
Low Voltage Holdings Inc.	(6) (9)	First Lien Debt	S + 4.75%	9.05%	4/28/2032	2,363	2,355	2,356	0.27%
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.67%	4/3/2030	6,236	6,145	6,200	0.69%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.61%	4/3/2030	3,616	1,964	1,959	0.22%
Total Utilities: Electric							25,618	25,919	2.92%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	9.03%	2/21/2031	7,798	7,737	7,798	0.88%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.05%	2/21/2031	3,033	1,521	1,521	0.17%
Total Utilities: Water							9,258	9,319	1.05%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.98%	1/19/2029	1,951	1,928	1,933	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.98%	1/19/2029	11,475	11,344	11,368	1.29%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	10.03%	12/7/2028	6,426	6,344	6,277	0.71%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.03%	12/7/2028	3,346	3,337	3,268	0.37%
TPC Wire & Cable Corp.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	$2,286	$2,274	$2,257	0.25%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	936	936	924	0.10%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,743	1,743	1,721	0.19%
Total Wholesale							27,906	27,748	3.13%

Total Debt Investments							1,980,693	1,953,255	220.03%

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$2,008	0.23%
Total Aerospace & Defense					1,530	2,008	0.23%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	423	0.05%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	7	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (10) (12)	LP Interests	12/19/2023	303,000	303	305	0.03%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	621	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Partnership Interests	6/3/2024	1,000	974	1,134	0.13%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (10) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,490	0.28%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (10) (12)	Common Units	7/13/2022	15,373	$2,008	$2,580	0.29%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	966	0.11%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	475	0.05%
Total Beverage, Food & Tobacco					3,665	4,021	0.45%

Capital Equipment
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	854	0.10%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Class A Common Units	3/1/2023	148	60	67	0.01%
EFC Holdings, LLC (EFC International)	(8) (10) (12)	Series A Preferred Units	3/1/2023	148	148	179	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	885	0.10%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (10) (12)	Common Units	10/5/2022	3,750,000	3,750	5,553	0.62%
Total Capital Equipment					5,207	7,538	0.85%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Units	6/6/2025	315,000	1,595	1,595	0.18%
Total Chemicals, Plastics & Rubber					1,595	1,595	0.18%

Construction & Building
Erie Construction, LLC (Erie Construction)	(8) (10) (12)	Common Units	9/3/2021	166	166	911	0.10%
GreyLion TGNL Holdings	(8) (10) (12) (17)	Common Units	5/2/2025	1,000,000	1,021	1,000	0.11%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,837	0.21%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,292	0.15%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	105	0.01%
Total Construction & Building					3,454	5,145	0.58%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-durable
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	$170	$254	0.03%
Total Consumer Goods: Non-durable					170	254	0.03%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	177	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	283	14	15	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/12/2022	11,916	1,131	387	0.04%
Total Containers, Packaging & Glass					1,293	579	0.06%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	429	0.05%
MDC Group Holdings, LP (Mosaic Dental)	(8) (10) (12)	AA Equity Co-Invest	2/7/2023	245	245	100	0.01%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	LP Interests	3/17/2025	1,000,000	1,000	1,000	0.11%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	762	0.09%
Total Healthcare & Pharmaceuticals					4,102	3,291	0.37%

High Tech Industries
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	108	0.01%
Total High Tech Industries					313	108	0.01%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	566	0.06%
Total Media: Diversified & Production					853	566	0.06%

Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Common Equity	6/3/2025	100,000	100	100	0.01%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Concord FG Holdings, LP (E78)	(8) (10) (12)	Class A Common Units	12/1/2021	816	$860	$865	0.10%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	270	0.03%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Common Units	7/17/2023	790	790	954	0.11%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (10) (12)	Class A Common Units	1/31/2023	1,173	117	177	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (10) (12)	Class A Units	11/30/2023	47,021	833	788	0.09%
Total Services: Business					3,666	3,154	0.36%

Services: Consumer
CHS Investors, LLC	(8) (10) (12)	Class B Units	5/27/2025	576	83	83	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,010	0.11%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	173	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	16	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	640	0.07%
Perennial Services Investors LLC (Perennial Services Group)	(8) (10) (12)	Class A Units	9/8/2023	7,784	778	1,050	0.12%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (10) (11) (12)	Purchased Units	3/31/2022	282	282	86	0.01%
Total Services: Consumer					3,008	3,058	0.34%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,309	0.15%
Total Sovereign & Public Finance					634	1,309	0.15%

Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	1,706	0.20%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	896	0.10%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	830	0.09%
Total Transportation: Cargo					5,240	3,432	0.39%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Consumer
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	(8) (11) (12)	Limited Partnership Interest	9/11/2023	102,475	$102	$128	0.01%
Total Transportation: Consumer					102	128	0.01%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	227	0.03%
Total Utilities: Electric					280	227	0.03%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (10) (12)	Common Units	2/21/2024	4,781	478	646	0.07%
Total Utilities: Water					478	646	0.07%

Total Equity Investments					39,110	39,549	4.45%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.21%	40,654,703	$40,655	$40,655	4.58%
First American Government Obligations Fund - Class Z	4.22%	142,654	143	143	0.02%
Total Cash Equivalents			$40,798	$40,798	4.60%
Total Investments and Cash Equivalents			$2,060,601	$2,033,602	229.08%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	March 2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$18,850	$18,850	—
Total Derivatives - Interest Rate Swaps							$18,850	$18,850	—
_______________
(1)Unless otherwise indicated, all investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a portfolio company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)Refer to Note 3 “Investments” for the geographic composition of investments at cost and fair value.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2025
(dollar amounts in thousands)

(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2025. As of June 30, 2025, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.32%, 4.29%, 4.15%, and 3.88%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $887,738 as of June 30, 2025.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of June 30, 2025, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2025, the Company held fifty-nine restricted securities with an aggregate fair value of $39,549, or 4.46% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 4.27% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.
(12)Denotes that all or a portion of the assets are owned by the Company or NCDL Equity Holdings (each as defined in Note 1 “Organization”). The Company entered into a senior secured revolving credit agreement (the “Revolving Credit Facility”). The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future. See Note 7 “Borrowings” for more information.
(13)Instrument is used in a qualifying hedge accounting relationship. The associated change in fair value is recorded with the change in fair value of the hedged item within interest expense on the consolidated statements of operations. Refer to Note 4 “Derivatives” for more information.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 “Fair Value Measurements” for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of June 30, 2025.
(17)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.

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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.33%, 4.31%, 4.25%, and 4.18%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(dollar amounts in thousands, except share and per share data)

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
The Company entered into the Advisory Agreement with Churchill DLC Advisor LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through the CAM Sub-Advisory Agreement with Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have entered into the NAM Sub-Advisory Agreement with Nuveen Asset Management, LLC (“Nuveen Asset Management” and, together with the Adviser and Churchill, the “Advisers”), pursuant to which Nuveen Asset Management may manage a portion of the Company's portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the Administration Agreement, the Company is provided with certain services by an administrator, Churchill BDC Administration LLC (the “Administrator”). The Advisers and Administrator are all affiliates and subsidiaries of Nuveen, LLC, a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 6, Related Party Transactions.
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
Beginning with its initial closing in March 2020, the Company conducted private offerings (“Private Offerings”) of its shares of common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company held its final closing on April 28, 2023.
On January 29, 2024, the Company closed its initial public offering (“IPO”). The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “NCDL” on January 25, 2024.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
Consolidation
As provided under ASC 946, the Company generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates based on assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025, the Company did not hold any restricted cash. As of December 31, 2024, the Company held $50 of restricted cash.
Valuation of Portfolio Investments
Investments, including derivative instruments, are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
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
(dollar amounts in thousands, except share and per share data)
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
The Company applies the practical expedient provided by ASC Topic 820 relating to investments in certain portfolio companies that calculate net asset value ("NAV") per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, calculate NAV per share or its equivalent for which the fair value is not readily determinable, and measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
(dollar amounts in thousands, except share and per share data)
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
(dollar amounts in thousands, except share and per share data)
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid out to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and six months ended June 30, 2025, the Company earned $2,264 and $4,629, respectively, in PIK income provisions, representing 4.26% and 4.34% of total investment income, respectively. For the three and six months ended June 30, 2024, the Company earned $1,529 and $3,521, respectively, in PIK income provisions, representing 2.78% and 3.30% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2025, the Company earned $116 and $116, respectively, of dividend income on its equity investments. For the three and six months ended June 30, 2024, the Company earned $33 and $341, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2025, the Company earned other income of $539 and $914, respectively, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2024, the Company earned other income of $509 and $726, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of June 30, 2025, the Company had investments in one portfolio company on non-accrual status with an aggregate fair value of $3,526 which represented approximately 0.18% of total investments at fair value. As of December 31, 2024, the Company had investments in one portfolio company on non-accrual status with an aggregate fair value of $1,896, which represented approximately 0.09% of total investments at fair value.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Derivative Instruments and Hedging
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815, Derivatives and Hedging, further clarified by the FASB’s issuance of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging. The Company uses interest rate swaps to hedge the 2030 Notes (as defined in Note 7) and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the consolidated statements of operations. The Company designated its interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship and, as a result, the net change in the fair value of the hedging instrument is recorded in the same line item of the consolidated statements of operations as the hedged item.
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

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company did not incur any excise tax expense. For the three and six months ended June 30, 2024, the Company did not incur any excise tax expense.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
Segment Reporting
The Company is externally managed and has a single reportable segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”), which derives investment income from its portfolio of investments. The Company's accounting policies are further described above in Note 2, Significant Accounting Policies. The chief operating decision makers assess performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 11, Consolidated Financial Highlights. The Company's chief operating decision makers are the Company's investment committee, which is comprised of senior investment personnel of the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. Subject to the overall supervision of the Board, Churchill manages the day-to-day operations of, and provides investment advisory and management services to, the Company. All investment decisions for the Company require the unanimous approval of the members of the investment committee. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the chief operating decision makers.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. INVESTMENTS
As of June 30, 2025 and December 31, 2024, the Company's investments consisted of the following (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,805,576	$1,793,249	89.99%	$1,893,409	$1,885,643	90.59%
Subordinated Debt[1]	175,117	160,006	8.03%	170,957	159,138	7.65%
Equity Investments	39,110	39,549	1.98%	34,209	36,598	1.76%
Total	$2,019,803	$1,992,804	100.00%	$2,098,575	$2,081,379	100.00%
_____________________
1As of June 30, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,780, mezzanine debt of $85,812 and structured debt of $2,414 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $75,606, mezzanine debt of $95,044 and structured debt of $4,467 at amortized cost.
As of December 31, 2024, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at amortized cost.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of June 30, 2025 and December 31, 2024 was as follows:

Industry	June 30, 2025	December 31, 2024
Aerospace & Defense	1.67%	3.36%
Automotive	3.37%	3.33%
Banking, Finance, Insurance & Real Estate	3.49%	3.28%
Beverage, Food & Tobacco	7.63%	6.95%
Capital Equipment	5.23%	5.46%
Chemicals, Plastics & Rubber	1.16%	1.36%
Construction & Building	7.21%	5.54%
Consumer Goods: Durable	1.13%	0.97%
Consumer Goods: Non-durable	1.93%	2.34%
Containers, Packaging & Glass	3.98%	3.87%
Energy: Electricity	2.88%	2.50%
Environmental Industries	4.06%	3.85%
Healthcare & Pharmaceuticals	17.32%	14.47%
High Tech Industries	5.21%	8.65%
Hotel, Gaming & Leisure	0.16%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.93%	0.91%
Retail	—%	0.28%
Services: Business	16.21%	16.48%
Services: Consumer	4.34%	5.18%
Sovereign & Public Finance	0.68%	0.64%
Telecommunications	3.50%	3.19%
Transportation: Cargo	3.14%	2.95%
Transportation: Consumer	0.64%	0.62%
Utilities: Electric	1.31%	1.16%
Utilities: Water	0.50%	0.42%
Wholesale	1.39%	1.19%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,935,611	$1,909,053	95.80%	215.05%
Canada	43,359	43,253	2.17%	4.87%
Germany	27,655	27,575	1.38%	3.11%
United Kingdom	13,178	12,923	0.65%	1.46%
Total	$2,019,803	$1,992,804	100.00%	224.49%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,019,779	$2,002,726	96.22%	206.40%
Canada	43,489	43,526	2.09%	4.49%
Germany	22,142	22,102	1.06%	2.28%
United Kingdom	13,165	13,025	0.63%	1.34%
Total	$2,098,575	$2,081,379	100.00%	214.51%
As of June 30, 2025 and December 31, 2024, on a fair value basis, 94.32% and 94.68%, respectively, of the Company’s debt investments earn interest at a floating rate, and 5.68% and 5.32%, respectively, of the Company’s debt investments earn interest at a fixed rate.
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
On January 22, 2025, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. ("Wells Fargo") for a total notional amount of $300,000 that matures on March 15, 2030. Under the interest rate swap agreement for the 2030 Notes, the Company receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month Term SOFR + 2.3015%. The Company held no derivative instruments as of December 31, 2024.
As of June 30, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest expense on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized $3 and $39 of unrealized gains, respectively, related to the interest rate swap and the hedged item, which are included in interest expense on the consolidated statements of operations. As of June 30, 2025, the fair value of the interest rate swap was $18,850, and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted, which is recorded separately. As of June 30, 2025, there was $18,570 of collateral received to cover collateral obligations under the terms of the ISDA Master Agreement, which is included in collateral due to broker on the consolidated statements of assets and liabilities.
The table below presents the carrying value of the unsecured borrowings as of June 30, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of June 30, 2025
	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$310,827	$10,827

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2025 and December 31, 2024, according to the fair value hierarchy:

As of June 30, 2025	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Assets:
First-Lien Debt	$—	$2,527	$1,790,722	$—	$1,793,249
Subordinated Debt [1]	—	—	160,006	—	160,006
Equity Investments	—	—	35,529	4,020	39,549
Cash Equivalents	40,798	—	—	—	40,798
Total investments and cash equivalents	$40,798	$2,527	$1,986,257	$4,020	$2,033,602
Derivative asset	—	18,850	—	—	18,850
Total	$40,798	$21,377	$1,986,257	$4,020	$2,052,452
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $71,780, mezzanine debt of $85,812 and $2,414 of structured debt.
2 Certain investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$78,793	$1,806,850	$1,885,643
Subordinated Debt [1]	—	8,359	150,779	159,138
Equity Investments	—	—	36,598	36,598
Cash Equivalents	40,842	—	—	40,842
Total investments and cash equivalents	$40,842	$87,152	$1,994,227	$2,122,221
_______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	As of and for the Three Months Ended June 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2025	$1,853,071	$153,517	$35,117	$2,041,705
Purchase of investments and other adjustments to cost (1)	78,636	2,392	2,868	83,896
Proceeds from principal repayments and sales of investments (1)	(137,788)	(4,223)	—	(142,011)
Payment-in-kind interest	436	1,828	—	2,264
Amortization of premium/accretion of discount, net	900	123	—	1,023
Net realized gain (loss) on investments	(10,821)	50	—	(10,771)
Net change in unrealized appreciation (depreciation) on investments	5,744	(2,375)	108	3,477
Transfers out of Level 3 (2)	(2,538)	—	(2,564)	(5,102)
Transfers to Level 3 (2)	3,082	8,694	—	11,776
Balance as of June 30, 2025	$1,790,722	$160,006	$35,529	$1,986,257

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2025	$(4,449)	$(2,321)	$108	$(6,662)

	As of and for the Six Months Ended June 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,806,850	$150,779	$36,598	$1,994,227
Purchase of investments and other adjustments to cost (1)	223,580	9,451	2,884	235,915
Proceeds from principal repayments and sales of investments (1)	(242,424)	(9,463)	(252)	(252,139)
Payment-in-kind interest	861	3,768	—	4,629
Amortization of premium/accretion of discount, net	2,294	306	—	2,600
Net realized gain (loss) on investments	(9,938)	105	149	(9,684)
Net change in unrealized appreciation (depreciation) on investments	(4,291)	(3,298)	(2,197)	(9,786)
Transfers out of Level 3 (2)	—	—	(1,653)	(1,653)
Transfers to Level 3 (2)	13,790	8,358	—	22,148
Balance as of June 30, 2025	$1,790,722	$160,006	$35,529	$1,986,257

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2025	$(6,959)	$(3,260)	$(2,197)	$(12,416)
_______________
(1) Includes reorganizations and restructuring of investments
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies, and/or investments measured at NAV, which are no longer categorized within the fair value hierarchy.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	As of and for the Three Months Ended June 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2024	$1,565,397	$166,502	$31,705	$1,763,604
Purchase of investments	280,494	9,296	2,490	292,280
Proceeds from principal repayments and sales of investments	(84,180)	(12,506)	—	(96,686)
Payment-in-kind interest	148	1,381	—	1,529
Amortization of premium/accretion of discount, net	(1,418)	138	—	(1,280)
Net realized gain (loss) on investments	846	131	—	977
Net change in unrealized appreciation (depreciation) on investments	(23)	(10,250)	(2,019)	(12,292)
Transfers out of Level 3 (1)	(36,865)	—	—	(36,865)
Balance as of June 30, 2024	$1,724,399	$154,692	$32,176	$1,911,267

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$(23)	$(10,250)	$(2,019)	$(12,292)

	As of and for the Six Months Ended June 30, 2024
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514
Purchase of investments	452,091	10,150	2,987	465,228
Proceeds from principal repayments and sales of investments	(123,781)	(18,589)	(73)	(142,443)
Payment-in-kind interest	408	3,113	—	3,521
Amortization of premium/accretion of discount, net	(593)	302	—	(291)
Net realized gain (loss) on investments	(2,985)	272	—	(2,713)
Net change in unrealized appreciation (depreciation) on investments	8,322	(15,252)	(1,545)	(8,475)
Transfers out of Level 3 (1)	(11,899)	—	—	(11,899)
Transfers to Level 3 (1)	9,825	—	—	9,825
Balance as of June 30, 2024	$1,724,399	$154,692	$32,176	$1,911,267

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2024	$3,368	$(15,501)	$(1,545)	$(13,678)
_______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, transfers into and out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at June 30, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,754,875	Yield Method	Market Yield Discount Rates	5.31%	24.61%	9.60%
First-Lien Debt	9,120	Market Approach	EBITDA Multiple	4.56x	11.00x	6.46x
First-Lien Debt	1,903	Market Approach	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt	144,307	Yield Method	Market Yield Discount Rates	11.28%	25.98%	15.07%
Subordinated Debt	10,860	Market Approach	EBITDA Multiple	10.25x	14.00x	11.16x
Subordinated Debt	1,000	Market Approach	Revenue Multiple	1.30x	1.30x	1.30x
Subordinated Debt	3,763	Black-Scholes	EBITDA Multiple	4.75x	11.00x	8.80x
Equity	1,313	Yield Method	Market Yield Discount Rates	8.36%	16.41%	15.31%
Equity	32,335	Market Approach	EBITDA Multiple	4.75x	20.00x	10.31x
Equity	798	Market Approach	Revenue Multiple	0.40x	1.30x	0.40x
Total	$1,960,274
First-Lien Debt in the amount of $24,824, Subordinated Debt in the amount of $76 and equity investments in the amount of $1,083 at June 30, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.

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
(dollar amounts in thousands, except share and per share data)
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

	June 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$—	$—	$106,000	$106,000
Revolving Credit Facility	64,750	64,750	237,750	237,750
2025 Debt / 2022 Debt	321,400	321,607	342,000	343,766
2023 Debt	213,857	215,240	214,429	217,446
2024 Debt	214,250	215,010	214,750	216,611
2030 Notes	310,827	319,806	—	—
Total	$1,125,084	$1,136,413	$1,114,929	$1,121,573
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing, issuance costs, and unamortized discount.

The carrying value of the Company's credit facilities approximates their fair value. These fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements.
The fair value of the debt securitizations and 2030 Notes were based on market quotations(s) received from broker/dealer(s). These fair value measurements were based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and thus represent Level 2 measurements.
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
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into an investment sub-advisory agreement with Churchill, which was subsequently amended and restated on December 11, 2020, October 7, 2021, and March 8, 2022 (the “CAM Sub-Advisory Agreement”). The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Advisory Agreement. The Adviser retains 32.5% of the management fee and incentive fee payable by the Company. The remaining amount is paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.
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
(dollar amounts in thousands, except share and per share data)
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
Compensation of the Adviser - Management Fee
Under the Advisory Agreement, for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ended March 31, 2025), the management fee was calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters, and thereafter, the management fee is calculated at an annual rate of 1.00% of Average Total Assets. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. Any management fees will be payable quarterly in arrears.
For the three and six months ended June 30, 2025, base management fees were $5,179 and $9,093, respectively. For the three and six months ended June 30, 2024, base management fees were $3,590 and $6,854, respectively. As of June 30, 2025 and December 31, 2024, $5,179 and $3,956, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
Compensation of the Adviser - Incentive Fee
Under the Advisory Agreement, the Adviser waived the incentive fee on income and incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ended March 31, 2025). Following the expiration of the fee waiver, the Company pays an incentive fee to the Adviser that consists of two parts. The incentive fees are based on income and capital gains, each as described below. The portion of the incentive fee based on income is calculated subject to a cap (the “Incentive Fee Cap”) and payable quarterly in arrears based on pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) (such period, the “Trailing Twelve Quarters”) commencing from the beginning of the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024), as follows:
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
Under the Advisory Agreement, the incentive fee on income for a particular quarter is subject to the Incentive Fee Cap. The Incentive Fee Cap is equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined below) over the Trailing Twelve Quarters and (y) the aggregate incentive fee on income that was paid to the Adviser by the Company in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters. These calculations are adjusted for any share issuances or repurchases during the applicable calendar quarter.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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

Under the Advisory Agreement, the second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 15.0% of our realized capital gains as of the end of the fiscal year following the IPO. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses beginning with the calendar quarter in which the IPO was consummated, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment when sold and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment when sold is less than the amortized cost of such investment beginning with the calendar quarter in which this offering is consummated. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to our portfolio of investments.

While the Advisory Agreement neither includes nor contemplates the inclusion of unrealized appreciation in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized capital appreciation. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized capital appreciation unless and until such capital gains are actually realized.

For the three and six months ended June 30, 2025, income based incentive fees were $2,827 and $5,080, respectively, of which $0 and $2,253 were waived in accordance with the terms of the Advisory Agreement, respectively. For the three and six months ended June 30, 2024, income based incentive fees of $3,075 and $7,534, respectively, were waived in accordance with the terms of the Advisory Agreement. As of June 30, 2025, $2,827 was payable to the Adviser related to income based incentive fees. As of December 31, 2024, the Adviser was not entitled to any incentive fees under the Advisory Agreement.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
For the three and six months ended June 30, 2025, the Company incurred $490 and $1,076, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, the Company incurred $484 and $1,026, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, fees of $607 and $981, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
The Board consists of six members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2025, the Company incurred $156 and $312, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, the Company incurred $127 and $255, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $156 and $128, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of June 30, 2025 and December 31, 2024, the Company owed Churchill and the Administrator on an aggregate basis $431 and $1,320, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2025 and December 31, 2024, asset coverage was 179.67% and 187.03%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement (the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. On March 14, 2024, SPV V entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company and SPV V made customary representations and warranties and were required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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
For the three months ended June 30, 2025 and 2024, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended June 30,
	2025 (1)	2024
Borrowing interest expense	$—	$758
Unused fees	—	80
Amortization of deferred financing costs	—	67
Total interest and debt financing expenses	$—	$905
______________
(1)The Wells Fargo Financing Facility was repaid and terminated on January 23, 2025.
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Six Months Ended June 30,
	2025 (1)	2024
Borrowing interest expense	$396	$3,813
Unused fees	55	176
Amortization of deferred financing costs	734	868
Total interest and debt financing expenses	$1,185	$4,857
_______________
(1)Represents the period from January 1, 2025 to January 23, 2025 (date of repayment and termination of the Wells Fargo Financing Facility).

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
For the three months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Financing Facility were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$—	$1,541
Unused fees	—	103
Amortization of deferred financing costs	—	110
Total interest and debt financing expenses	$—	$1,754
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the SMBC Financing Facility were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$—	$2,098
Unused fees	—	169
Amortization of deferred financing costs	—	221
Total interest and debt financing expenses	$—	$2,488

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Revolving Credit Facility
On June 23, 2023, the Company entered into a senior secured revolving credit agreement (as amended from time to time, the “Senior Secured Revolving Credit Agreement” and facility thereunder, the “Revolving Credit Facility”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”).
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things, (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250,000 to $325,000 and (iv) reduced (a) the applicable margin with respect to SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of June 30, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
For the three months ended June 30, 2025 and 2024, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,245	$1,090
Unused fees	204	186
Amortization of deferred financing costs	119	126
Total interest and debt financing expenses	$2,568	$1,402
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the Revolving Credit Facility were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,302	$1,714
Unused fees	416	332
Amortization of deferred financing costs	235	230
Total interest and debt financing expenses	$4,953	$2,276

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “CLO-I Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any CLO-I Lender may elect to convert all of the Class A-L 2022 Loans held by such CLO-I Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest, and of which $79,325 were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

As part of the CLO-I Refinancing, on the CLO-I Refinancing Date, CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Notes are due on April 20, 2038. The Class A-L-R 2025 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, April 20, 2038. The 2025 Notes may be optionally redeemed, and the Class A-L-R 2025 Loans may be optionally prepaid, on or after April 20, 2027.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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

The Company serves as collateral manager to CLO-I under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
For the three months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,753	$6,086
Amortization of deferred financing costs	82	150
Total interest and debt financing expenses	$4,835	$6,236
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-I were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$9,796	$12,186
Amortization of deferred financing costs	873	300
Total interest and debt financing expenses	$10,669	$12,486

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-II Loan Agreement as lenders (the “CLO-II Lenders”) committed to make $25,000 of AAA Class A-L-A 2023 Loans and $50,000 AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bear interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions. Any CLO-II Lender may elect to convert all or a portion of the Class A-L-A 2023 Loans held by such CLO-II Lenders into Class A-1 2023 Notes upon written notice to CLO-II in accordance with the CLO-II Loan Agreement.
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
The Company serves as collateral manager to CLO-II under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
For the three months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$3,663	$4,231
Amortization of deferred financing costs	104	111
Total interest and debt financing expenses	$3,767	$4,342
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-II were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$7,338	$8,472
Amortization of deferred financing costs	175	221
Total interest and debt financing expenses	$7,513	$8,693

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
CLO-III
On March 14, 2024 (the “CLO-III Closing Date”), the Company completed a $296,970 term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes” or “2024 Debt”) were issued by CLO-III, a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “CLO-III Indenture”) dated as of the CLO-III Closing Date. The 2024 Notes consist of $2,000 of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970 of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

The 2024 Notes are backed by a diversified portfolio of senior secured and second lien loans. The CLO-III Indenture contains certain conditions pursuant to which loans can be acquired by CLO-III, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Notes. Through April 20, 2028, all principal collections received on the underlying collateral may be used by CLO-III to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-III and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on April 20, 2036.

The 2024 Notes are the secured obligation of CLO-III, and the CLO-III Indenture governing the 2024 Notes includes customary covenants and events of default. The 2024 Notes have not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to CLO-III under a collateral management agreement and has waived any management fee due to it in consideration for providing these services.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$3,459	$3,983
Amortization of deferred financing costs	99	99
Total interest and debt financing expenses	$3,558	$4,082
For the six months ended June 30, 2025 and 2024, the components of interest expense related to the CLO-III were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$6,932	$4,743
Amortization of deferred financing costs	198	119
Total interest and debt financing expenses	$7,130	$4,862

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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

The indenture governing the 2030 Notes contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; and to provide financial information to the holders of the 2030 Notes and the trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the indenture.

For the three months ended June 30, 2025 and 2024, the component of interest expense related to the 2030 Notes were as follows:

	Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$5,163	$—
Accretion of original issue discount	28	—
Amortization of deferred issuance costs	189	—
Net fair value adjustment for hedging transaction	(3)	—
Total interest and debt financing expenses	$5,377	$—
For the six months ended June 30, 2025 and 2024, the component of interest expense related to the 2030 Notes were as follows:

	Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$8,954	$—
Accretion of original issue discount	49	—
Amortization of deferred issuance costs	334	—
Net fair value adjustment for hedging transaction	(39)	—
Total interest and debt financing expenses	$9,298	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$321,400	$213,857	$214,250	$325,000	$1,374,507
Amount Outstanding (1)	300,000	321,400	213,857	214,250	64,750	1,114,257
Unused Portion (2)	—	—	—	—	260,250	260,250
Amount Available (3)	—	—	—	—	260,250	260,250
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance costs, and unamortized discount.
(2)The unused portion on the Revolving Credit Facility is the amount upon which commitment fees are based.
(3)Available for borrowing on the Revolving Credit Facility based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

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
For the three and six months ended June 30, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2025	2024
Interest expense	$19,283	$17,689
Unused fees	204	368
Accretion of original issue discount	28	—
Amortization of deferred financing or issuance costs	593	664
Net fair value adjustment for hedging transaction	(3)	—
Total interest and debt financing expenses	$20,105	$18,721
Average interest rate (1)	6.62%	7.73%
Average daily borrowings	$1,180,578	$939,025
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2025	2024
Interest expense	$37,718	$33,026
Unused fees	471	676
Accretion of original issue discount	49	—
Amortization of deferred financing or issuance costs	2,549	1,960
Net fair value adjustment for hedging transaction	(39)	—
Total interest and debt financing expenses	$40,748	$35,662
Average interest rate (1)	6.59%	7.71%
Average daily borrowings	$1,168,419	$879,476
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2025 and December 31, 2024:

	Payments Due by Period
As of June 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$64,750	$—	$—	$64,750	$—
CLO-I	321,400	—	—	—	321,400
CLO-II	213,857	—	—	—	213,857
CLO-III	214,250	—	—	—	214,250
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,257	$—	$—	$364,750	$749,507

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	$—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025 and December 31, 2024 for any such exposure.
As of June 30, 2025 and December 31, 2024, the Company had the following unfunded investment commitments:

Portfolio Company	June 30, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,093	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,822	2,654
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	1,528	2,136
All4 Buyer, LLC - Delayed Draw Loan	2,385	—
AmerCareRoyal, LLC - Delayed Draw Loan	165	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Delayed Draw Loan	—	110
Apex Service Partners, LLC - Revolving Loan	55	18
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	699	792
Ascend Partner Services LLC - Delayed Draw Loan	3,636	12,642
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	106	106
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	—
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	2,760
Businessolver.com, Inc. - Delayed Draw Loan	206	873
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	4,999	4,999
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	2,288	3,012
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	1,434	1,872
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	156
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,825
Columbia Home Services LLC - Delayed Draw Loan	22	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,059
Davidson Hotel Company LLC - Delayed Draw Loan	1,010	1,052
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	—	3,830
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	1,671	1,671
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,518	15,639
Emburse, Inc. - Delayed Draw Loan	13	—
Emburse, Inc. - Revolving Loan	14	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	—	153
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,897	1,897
FH DMI Buyer, Inc. - Delayed Draw Loan	615	1,104
FirstCall Mechanical Group, LLC - Delayed Draw Loan	4,400	13,600

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
FoodScience, LLC - Delayed Draw Loan	$4,465	$6,322
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
GHR Healthcare, LLC - Delayed Draw Loan	2,594	2,594
Health Management Associates, Inc. - Delayed Draw Loan	—	754
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,428
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,415
High Bar Brands Operating, LLC - Delayed Draw Loan	596	596
HMN Acquirer Corp. - Delayed Draw Loan	2,426	2,426
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,979
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	2,505	3,598
Kenco PPC Buyer LLC - Delayed Draw Loan	4,111	7,950
KENG Acquisition, Inc. (Enagage PEO) - Delayed Draw Loan	4,574	6,214
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	637	2,188
Lavie Group, Inc. - Delayed Draw Loan	736	—
Liberty Buyer, Inc. (Liberty Group) - Delayed Draw Loan	—	449
Low Voltage Holdings Inc. - Delayed Draw Loan	735	—
Low Voltage Holdings Inc. - Revolving Loan	352	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	281	5,912
MEI Buyer LLC - Delayed Draw Loan	2,099	—
Mobile Communications America, Inc. - Delayed Draw Loan	1,654	4,826
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	—
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	4,465	4,465
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	4,411	1,639
North Haven Spartan US Holdco LLC - Delayed Draw Loan	—	3,260
Online Labels Group, LLC - Delayed Draw Loan	605	806
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	15,118	15,117
Ovation Holdings, Inc - Delayed Draw Loan	1,317	7,901
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	1,110	1,715
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	2,242
Promptcare Infusion Buyer, Inc. - Delayed Draw Loan	1,437	1,437
PT Intermediate Holdings III, LLC - Delayed Draw Loan	—	1,106
RailPros Parent, LLC - Delayed Draw Loan	21	—
RailPros Parent, LLC - Revolving Loan	11	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,436	2,636
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	3,288	—
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	1,956	—
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	—	1,773
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC (Repipe Specialists)	17	—
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	236	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	57
Rose Paving, LLC - Delayed Draw Loan	191	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	3,030	—
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	3,255	—
SCIC Buyer, Inc. - Delayed Draw Loan	3,106	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2025	December 31, 2024
SI Solutions, LLC - Delayed Draw Loan	$4,481	$5,601
Signia Aerospace, LLC - Delayed Draw Loan	—	122
Smith & Howard Advisory LLC - Delayed Draw Loan	1,240	2,351
Swoop Intermediate III, Inc. - Delayed Draw Loan	4,928	—
Swoop Intermediate III, Inc. - Revolving Loan	1,776	—
Tau Buyer, LLC - Delayed Draw Loan	2,519	—
Tau Buyer, LLC - Revolving Loan	1,582	—
TBRS, Inc. - Delayed Draw Loan	1,350	2,209
TBRS, Inc. - Revolving Loan	1,319	1,322
Thermostat Purchaser III, Inc. - Delayed Draw Loan	—	2,787
Thompson Safety LLC - Delayed Draw Loan	91	—
Thompson Safety LLC - Revolving Loan	9	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,085	4,085
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	—	422
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	1,070	1,437
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	1,513	2,703
Vensure Employer Services, Inc. - Delayed Draw Loan	301	567
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,059	1,284
Vessco Midco Holdings, LLC - Delayed Draw Loan	2,787	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,880	1,796
Wellspring Pharmaceutical Corporation - Delayed Draw Loan	—	1,190
WSB Engineering Holdings Inc. - Delayed Draw Loan	523	566
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,448
Total unfunded commitments	$201,598	$235,678
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of June 30, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
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
ATM Program
On March 10, 2025, the Company established an equity at-the-market offering program (the "ATM Program"), pursuant to which the Company may offer and sell, from time to time, through distribution managers, or to them, as principals for their own accounts, shares of its common stock having an aggregate offering price up to $200,000. Sales of common stock made pursuant to the ATM Program may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act. The Company intends to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things, investing in accordance with its investment objective and strategies, and repaying indebtedness (which may be subject to re-borrowing).
As of June 30, 2025, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
________________
(1)    Represents a special dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year are determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Shares
February 19, 2025	March 31, 2025	April 28, 2025	60,278 (1)
January 10, 2024	February 12, 2025	April 28, 2025	35,267 (1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment plan for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 10, 2024	March 30, 2024	April 29, 2024	189,256 (1)
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024 and April 29, 2024, 185,541 and 189,256 shares were newly issued under the dividend reinvestment plan, respectively.

Share Repurchase Plan

On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2025 (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
Total	5,782,552		$96,586

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (dollar amounts in thousands, except share and per share data):

	Three Months Ended June 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$16,016	$20,205
Weighted average common shares outstanding - basic and diluted	50,183,714	54,789,044
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.32	$0.37

	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$31,037	$50,229
Weighted average common shares outstanding - basic and diluted	51,191,926	53,773,698
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.61	$0.93

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$18.18	$18.13
Net investment income (1)	0.98	1.13
Net realized gain (loss) (1)	(0.18)	(0.05)
Net change in unrealized gain (loss) (1)	(0.19)	(0.15)
Net increase (decrease) in net assets resulting from operations (1)	0.61	0.93
Shareholder distributions (2)	(1.00)	(1.00)
Other (3)	0.13	(0.03)
Net asset value, end of period	$17.92	$18.03

Net assets, end of period	$887,738	$986,372
Shares outstanding, end of period	49,548,098	54,705,779
Per share market value, end of period	$16.19	$17.40
Total return based on net asset value (4)	4.77%	5.25%
Total return based on market value (5)	2.57%	2.02%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	12.77%	11.81%
Ratio of net expenses to average net assets after waived fees (6)	12.53%	10.14%
Ratio of net investment income to average net assets (6)	10.71%	13.41%
Portfolio turnover rate (7)	11.42%	8.56%
Asset coverage ratio (8)	179.67%	195.88%
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
(4)Total return based on NAV is calculated as the change in NAV per share during the period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share and is not annualized.
(5)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. For the six months ended June 30, 2024, the beginning market value per share is based on the initial public offering price of $18.05 per share. Total return based on market value is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2025 and 2024 was 8.87% and 7.87%, respectively. Average net assets is calculated utilizing quarterly net assets. Ratios, except for incentive fee waived, are annualized.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2025, except as discussed below.
Dividend Declaration
On July 30, 2025, the Board declared a regular dividend of $0.45 per share payable on or around October 28, 2025 to shareholders of record as of September 30, 2025.
Termination of the Company 10b5-1 Plan
On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99,275, and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

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
We have entered into an investment advisory agreement (as amended and restated, the “Advisory Agreement”) with Churchill DLC Advisor LLC (the “Adviser”), under which the Adviser has delegated substantially all of its day-to-day portfolio management obligations through a sub-advisory agreement (as amended and restated, the “CAM Sub-Advisory Agreement”) to Churchill Asset Management LLC (“Churchill”). In addition, the Adviser and Churchill have engaged Nuveen Asset Management, LLC (“Nuveen Asset Management” and together with the Adviser and Churchill, the "Advisers") pursuant to a sub-advisory agreement (the "NAM Sub-Advisory Agreement"), pursuant to which Nuveen Asset Management may manage a portion of our portfolio consisting of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments, subject to the pace and amount of investment activity in the middle market investment program. Under the administration agreement (the “Administration Agreement”), we are provided with certain services by an administrator, Churchill BDC Administration LLC (the “Administrator”). The Adviser, Churchill, Nuveen Asset Management and Administrator are all affiliates and subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended June 30,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$47,698	$360,218
Net investments funded	81,061	304,975
Investments sold or repaid	(162,202)	(99,977)
Net funded investment activity	$(81,141)	$204,998

Gross commitments at par [1]
First-Lien Debt	$45,224	$343,237
Subordinated Debt	100	14,501
Equity Investments	2,374	2,479
Total gross commitments	$47,698	$360,218

Portfolio company activity
Portfolio companies, beginning of period	210	195
Number of new portfolio companies	14	11
Number of exited portfolio companies	(17)	(8)
Portfolio companies, end of period	207	198
Count of investments	492	434
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.07%	10.45%
Weighted average annual interest rate on new floating rate debt investments at par	9.06%	10.31%
Weighted average spread on new floating rate debt investments at par	4.77%	4.99%
Weighted average annual coupon on new fixed rate debt investments at par	12.00%	13.78%

	Six Months Ended June 30,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$213,937	$567,033
Net investments funded	234,080	509,305
Investments sold or repaid	(310,552)	(154,873)
Net funded investment activity	$(76,472)	$354,432

Gross commitments at par [1]
First-Lien Debt	$197,219	$544,242
Subordinated Debt	13,330	19,816
Equity Investments	3,388	2,975
Total gross commitments	$213,937	$567,033

Portfolio company activity
Portfolio companies, beginning of period	210	179
Number of new portfolio companies	26	34
Number of exited portfolio companies	(29)	(15)
Portfolio companies, end of period	207	198
Count of investments	492	434
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.31%	10.37%
Weighted average annual interest rate on new floating rate debt investments at par	9.09%	10.25%
Weighted average spread on new floating rate debt investments at par	4.80%	4.93%
Weighted average annual coupon on new fixed rate debt investments at par	12.56%	13.80%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of June 30, 2025, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $73.1 million.1
•Weighted average of 2.27x interest coverage ratio for our first-lien loans2
•Weighted average of 4.93x net leverage.3
•Approximately 87.80% of our debt investments have financial covenants.4
________________________________________
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 79.12% of our total investments, and 87.93% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of June 30, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,805,576	$1,793,249	89.99%	$1,893,409	$1,885,643	90.59%
Subordinated Debt [1]	175,117	160,006	8.03%	170,957	159,138	7.65%
Equity Investments	39,110	39,549	1.98%	34,209	36,598	1.76%
Total	$2,019,803	$1,992,804	100.00%	$2,098,575	$2,081,379	100.00%
Largest portfolio company investment	$31,063	$30,964	1.55%	$31,179	$31,074	1.49%
Average portfolio company investment	$9,758	$9,627	0.48%	$9,993	$9,911	0.48%
_____________________
1As of June 30, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,780, mezzanine debt of $85,812 and structured debt of $2,414 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $75,606, mezzanine debt of $95,044 and structured debt of $4,467 at amortized cost.
As of December 31, 2024, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of June 30, 2025 and December 31, 2024 was as follows:

Industry	June 30, 2025	December 31, 2024
Aerospace & Defense	1.67%	3.36%
Automotive	3.37%	3.33%
Banking, Finance, Insurance & Real Estate	3.49%	3.28%
Beverage, Food & Tobacco	7.63%	6.95%
Capital Equipment	5.23%	5.46%
Chemicals, Plastics & Rubber	1.16%	1.36%
Construction & Building	7.21%	5.54%
Consumer Goods: Durable	1.13%	0.97%
Consumer Goods: Non-durable	1.93%	2.34%
Containers, Packaging & Glass	3.98%	3.87%
Energy: Electricity	2.88%	2.50%
Environmental Industries	4.06%	3.85%
Healthcare & Pharmaceuticals	17.32%	14.47%
High Tech Industries	5.21%	8.65%
Hotel, Gaming & Leisure	0.16%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.93%	0.91%
Retail	—%	0.28%
Services: Business	16.21%	16.48%
Services: Consumer	4.34%	5.18%
Sovereign & Public Finance	0.68%	0.64%
Telecommunications	3.50%	3.19%
Transportation: Cargo	3.14%	2.95%
Transportation: Consumer	0.64%	0.62%
Utilities: Electric	1.31%	1.16%
Utilities: Water	0.50%	0.42%
Wholesale	1.39%	1.19%
Total	100.00%	100.00%
The weighted average yields of our investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost [1]	10.08%	10.33%
Weighted average yield on debt and income producing investments, at fair value [2]	10.20%	10.41%
Percentage of debt investments bearing a floating rate	94.32%	94.68%
Percentage of debt investments bearing a fixed rate	5.68%	5.32%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of June 30, 2025 was 10.04%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024, was 10.30%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of June 30, 2025 was 10.18%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024, was 10.40%.

As of June 30, 2025, 99.96% and 99.96% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 99.10% and 99.09% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 10.33% to 10.08% from December 31, 2024 to June 30, 2025. The decrease in weighted average yields was primarily due to lower base interest rates.

Private equity mergers and acquisitions ("M&A") activity began to rebound late in the second quarter of 2025, after a slow down at the beginning of the second quarter caused by uncertainty regarding the U.S. global trade policy, which resulted in market volatility. Repayment activity in the first half of 2025 remained in line with historical averages primarily as a result of new transaction activity, as well as some refinancings, as spreads remain attractive to borrowers. While repayments serve as an offset to new transaction activity, we believe that lenders who are well positioned with available liquidity, as well as incumbent positions in portfolio companies and existing relationships, will benefit from new deal activity in the market.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	159,051	7.98%	10	161,544	7.76%	11
4	1,557,345	78.15%	158	1,653,474	79.43%	158
5	130,976	6.57%	16	144,160	6.93%	24
6	109,748	5.51%	17	73,627	3.54%	10
7	35,684	1.79%	6	46,145	2.22%	6
8	—	—%	—	2,429	0.12%	1
9	—	—%	—	—	—%	—
10	—	—%	—	—	—%	—
Total	$1,992,804	100.00%	207	$2,081,379	100.00%	210
As of June 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.15 and 4.13, respectively. As of June 30, 2025, there were investments in one portfolio company on non-accrual with an aggregate amortized cost of $7,275, which represented approximately 0.36% of total investments at amortized cost. As of December 31, 2024, there were investments in one portfolio company on non-accrual with an aggregate amortized cost of $7,257, which represented approximately 0.35% of total investments at amortized cost.

Results of Operations
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollars amounts in thousands):

	Three Months Ended June 30,
	2025	2024
Investment income:
Interest income	$50,213	$53,018
Payment-in-kind interest income	2,264	1,529
Dividend income	116	33
Other income	539	509
Total investment income	53,132	55,089

Expenses:
Interest and debt financing expenses	20,105	18,721
Management fees	5,179	3,590
Incentive fees on net investment income (See Note 6)	2,827	3,075
Professional fees	1,108	693
Directors' fees	156	127
Administration fees	490	484
Other general and administrative expenses	411	466
Total expenses before incentive fees waived	30,276	27,156
Incentive fees waived	—	(3,075)
Net expenses after incentive fees waived	30,276	24,081
Net investment income	22,856	31,008

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	$(10,702)	$1,017
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	3,770	(12,102)
Income tax (provision) benefit	92	282
Total net change in unrealized appreciation (depreciation):	3,862	(11,820)
Total net realized and unrealized gain (loss) on investments	(6,840)	(10,803)

Net increase (decrease) in net assets resulting from operations	$16,016	$20,205

	Six Months Ended June 30,
	2025	2024
Investment income:
Interest income	$101,059	$102,096
Payment-in-kind interest income	4,629	3,521
Dividend income	116	341
Other income	914	726
Total investment income	106,718	106,684

Expenses:
Interest and debt financing expenses	40,748	35,662
Management fees	9,093	6,854
Incentive fees on net investment income (See Note 6)	5,080	7,534
Professional fees	1,601	1,403
Directors' fees	312	255
Administration fees	1,076	1,026
Other general and administrative expenses	753	743
Total expenses before incentive fees waived	58,663	53,477
Incentive fees waived	(2,253)	(7,534)
Net expenses after incentive fees waived	56,410	45,943
Net investment income	50,308	60,741

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	$(9,599)	$(2,608)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(9,803)	(8,045)
Income tax (provision) benefit	131	141
Total net change in unrealized appreciation (depreciation):	(9,672)	(7,904)
Total net realized and unrealized gain (loss) on investments	(19,271)	(10,512)

Net increase (decrease) in net assets resulting from operations	$31,037	$50,229
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income for the three and six months ended June 30, 2025 was $53.1 million and $106.7 million, respectively, compared to $55.1 million and $106.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and June 30, 2024, the size of our portfolio was $2.0 billion and $2.0 billion, at cost, respectively. Average par value of funded debt investments for the three and six months ended June 30, 2025 was $2.0 billion and $2.1 billion, respectively, compared to $1.9 billion and $1.8 billion for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the weighted average yield of our debt and income producing investments decreased to 10.08% from 11.32% as of June 30, 2024, at cost, primarily due to overall tightening of spreads in new investments and the decline in base interest rates. Shifting base interest rates, such as SOFR and any applicable alternate rates, may also affect our investment income.
Expenses
Total expenses before waived incentive fees increased to $30.3 million and $58.7 million for the three and six months ended June 30, 2025, respectively, from $27.2 million and $53.5 million for the three and six months ended June 30, 2024, respectively.
Interest and debt financing expenses increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to higher average daily borrowings and expenses relating to the termination of the

Wells Fargo Financing Facility and the CLO-I Refinancing (each as defined below) during the first quarter of 2025. Average daily borrowings increased during the period primarily due to the issuance of the 2030 Notes (defined below) on January 22, 2025 and the increase in borrowings on the Revolving Credit Facility (defined below) on October 4, 2024 and April 9, 2024. Additionally, for the six months ended June 30, 2025, we recorded $1.36 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs relating to the termination of our Wells Fargo Financing Facility and the CLO-I Refinancing. The average daily borrowings for the three and six months ended June 30, 2025 were $1.2 billion and $1.2 billion, respectively, compared to $939.0 million and $879.5 million for the three and six months ended June 30, 2024, respectively. The average annual interest rate for the three and six months ended June 30, 2025 was 6.62% and 6.59%, respectively, compared to 7.73% and 7.71% for the three and six months ended June 30, 2024, respectively.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00%. Our increase in management fees for the three and six months ended June 30, 2025 from the comparable periods in 2024 was primarily attributable to the increase in the management fee base rate.
Additionally, effective March 31, 2025, our Adviser's waiver of incentive fees on income and on capital gains expired pursuant to the terms of the Advisory Agreement. For the three and six months ended June 30, 2025, our income based incentive fees were $2.8 million and $5.1 million, respectively, of which $2.3 million was waived in the first quarter of 2025 in accordance with the terms of the Advisory Agreement. For the three and six months ended June 30, 2024, income based incentive fees of $3.1 million and $7.5 million, respectively, were waived in accordance with the terms of the Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three and six months ended June 30, 2025 were $2.0 million and $3.4 million, respectively, compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2024, respectively.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended June 30, 2025, we had a net realized loss on investments of $(10.7) million compared to a net realized gain of $1.0 million for the three months ended June 30, 2024. The net realized loss for the three months ended June 30, 2025 was primarily driven by the restructuring of an underperforming debt position. For the six months ended June 30, 2025, we had a net realized loss on investments of $(9.6) million, compared to a net realized loss of $(2.6) million for the six months ended June 30, 2024, respectively. The net realized loss for the six months ended June 30, 2025 was primarily driven by the restructuring of an underperforming debt position offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized gain of $3.8 million for the three months ended June 30, 2025, which resulted primarily from a reversal of an unrealized loss on an underperforming debt position that was restructured during the period offset by a decrease in fair value of certain underperforming portfolio investments. We recorded net change in unrealized loss of $(9.8) million for the six months ended June 30, 2025, which resulted from the reversal of an unrealized loss on an underperforming debt position that was restructured during the period offset by the underperformance of certain portfolio companies as market spreads remained relatively stable throughout the period.
We recorded a net change in unrealized loss of $(12.1) million for the three months ended June 30, 2024, which resulted from a decrease in fair value primarily attributable to two underperforming portfolio companies. We recorded a net change in unrealized loss of $(8.0) million for the six months ended June 30, 2024, which resulted from a decrease in fair value of investments in certain underperforming portfolio companies in the second quarter of 2024, offset by unrealized gains in the first quarter of 2024 driven primarily from the tightening of market spreads and a reversal of unrealized losses on certain of our underperforming debt positions that were ultimately realized.

Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our Revolving Credit Facility (as defined below) and CLO debt issuances (discussed further below). Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (defined below).
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
As of June 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, debt securitizations, and an unsecured note issuance. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 179.67% and 187.03%, respectively.
Cash and cash equivalents as of June 30, 2025, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we had $260.3 million available under our Revolving Credit Facility.
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
For the six months ended June 30, 2025, our cash and cash equivalents balance increased by $704.0 thousand. During that period, $128.3 million was provided by operating activities, primarily relating to investment purchases of $234.1 million, offset by $310.6 million in repayments and sales of investments in portfolio companies. During the same period, $(127.6) million was used in financing activities, consisting primarily of net of repayments of secured borrowings of $1.2 million, shareholder distributions of $57.7 million and repurchases of common shares of $63.1 million.
For the six months ended June 30, 2024, our cash and cash equivalents balance increased by $3.6 million. During that period, $266.9 million was used in operating activities, primarily relating to investment purchases of $509.3 million, offset by $154.9 million in repayments and sales of investments in portfolio companies. During the same period, $270.5 million was used in financing activities, consisting primarily of proceeds from issuance of shares and proceeds from secured borrowings of $241.7 million and $546.3 million, respectively, net of shareholder distributions and repayments of secured borrowings of $40.8 million and $469.4 million, respectively.

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
ATM Program
On March 10, 2025, we established an equity at-the-market offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time, through distribution managers, or to them, as principals for their own accounts, shares of its common stock having an aggregate offering price up to $200 million. Sales of common stock made pursuant to the ATM Program may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act. We intend to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things, investing in accordance with its investment objective and strategies, and repaying indebtedness (which may be subject to re-borrowing).
As of June 30, 2025, we had not sold any shares of common stock through the ATM Program.

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
See Note 9 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our distributions and dividend reinvestment plan.
The following table summarizes the Company's distributions recorded for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
________________
(1)    Represents a special dividend.

The distributions declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Shares
February 19, 2025	March 31, 2025	April 28, 2025	60,278 (1)
January 10, 2024	February 12, 2025	April 28, 2025	35,267 (1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Shares
January 10, 2024	March 30, 2024	April 29, 2024	189,256 (1)
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024 and April 29, 2024, 185,541 and 189,256 shares were newly issued under the dividend reinvestment plan respectively.
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

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025. The amendment on March 28, 2025 (a) extended the Company 10b5-1 Plan for an additional 12-month period, and (b) amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines thereto. As a result of the foregoing, the Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. Subsequent to the fiscal quarter ended June 30, 2025, the Company 10b5-1 Plan was terminated. See "Recent Developments" for more information.

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2025 (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
Total	5,782,552		$96,586

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
As of December 31, 2024, the Wells Fargo Financing Facility bore interest at a rate of SOFR, reset daily, plus 2.20% per annum.
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
Revolving Credit Facility
On June 23, 2023, we entered into a senior secured revolving credit agreement (as amended from time to time, the “Senior Secured Revolving Credit Agreement” and facility thereunder, the “Revolving Credit Facility” and together with the Wells Fargo Financing Facility, the “Financing Facilities”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain of our subsidiaries that are formed or acquired in the future (collectively, the “Guarantors”).

The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things: (i) extended the Commitment Termination Date and Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250 million to $325 million and (iv) reduced (a) the applicable margin with respect to the SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either term SOFR plus a margin or the prime rate plus a margin. We may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of June 30, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199.0 million of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34.3 million of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47.3 million of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27.0 million of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and $79.3 million of Subordinated 2022 Notes, which do not bear interest. The Company directly owns all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes are eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “CLO-I Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any CLO-I Lender may elect to convert all of the Class A-L 2022 Loans held by such CLO-I Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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

The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest, and of which $79,325 were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

As part of the CLO-I Refinancing, on the CLO-I Refinancing Date, the CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Notes are due on April 20, 2038. The Class A-L-R 2025 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, April 20, 2038. The 2025 Notes may be optionally redeemed, and the Class A-L-R 2025 Loans may be optionally prepaid, on or after April 20, 2027.

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
The Company serves as collateral manager to CLO-I under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
CLO-II
On December 7, 2023 (the “CLO-II Closing Date”), the Company completed a $298.1 million term debt securitization (the “2023 Debt Securitization”).
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
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the CLO-II Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-II Loan Agreement as lenders (the “CLO-II Lenders”) committed to make $25.0 million of AAA Class A-L-A 2023 Loans and $50.0 million AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bear interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions. Any CLO-II Lender may elect to convert all or a portion of the Class A-L-A 2023 Loans held by such CLO-II Lenders into Class A-1 2023 Notes upon written notice to CLO-II in accordance with the CLO-II Loan Agreement.
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

The Company serves as collateral manager to CLO-II under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
CLO-III
On March 14, 2024 (the “CLO-III Closing Date”), the Company completed a $297.0 million term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes” or “2024 Debt”) were issued by CLO-III, a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “CLO-III Indenture”) dated as of the CLO-III Closing Date. The 2024 Notes consist of $2.0 million of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175.5 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37.5 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $82.0 million of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

The 2024 Notes are backed by a diversified portfolio of senior secured and second lien loans. The CLO-III Indenture contains certain conditions pursuant to which loans can be acquired by CLO-III, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Notes. Through April 20, 2028, all principal collections received on the underlying collateral may be used by CLO-III, to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-III, and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. The 2024 Notes are due on April 20, 2036.

The 2024 Notes are the secured obligation of CLO-III, and the CLO-III Indenture governing the 2024 Notes includes customary covenants and events of default. The 2024 Notes have not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or applicable exemption from registration.

The Company serves as collateral manager to the 2024 Issuer under a collateral management agreement and has waived any management fee due to it in consideration for providing these services.

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

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement. See “Derivatives” below .

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of June 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$64,750	$—	$—	$64,750	$—
CLO-I	321,400	—	—	—	321,400
CLO-II	213,857	—	—	—	213,857
CLO-III	214,250	—	—	—	214,250
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,257	$—	$—	$364,750	$749,507

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179
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
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement; and
•the Administration Agreement.

On May 7, 2025, the Company and certain of its affiliates filed an application for co-investment exemptive relief based on an updated model of co-investment order that was recently granted by the SEC (as amended on June 30, 2025 and July 7, 2025, the “Application”). The SEC issued a notice for the Application on July 9, 2025, and the notice period expired on August 4, 2025. The Company expects that the SEC will grant the exemptive order on or around August 5, 2025 (the “Order”). The Order would supersede the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order would permit the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser or certain other affiliates pursuant to the conditions of the Order. The Order would require that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things, (1) when the Company co-invests with an affiliated entity (as defined in the Application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2025 and December 31, 2024. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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
Valuation of Portfolio Investments, including Derivative Instruments
At all times, consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our NAV is determined.
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
We apply the practical expedient relating to investments in certain portfolio companies that calculate NAV per share (or its equivalent). U,S, GAAP permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy, as described below.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of June 30, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
Dividend Declaration
On July 30, 2025, the Board declared a regular dividend of $0.45 per share payable on or around October 28, 2025 to shareholders of record as of September 30, 2025.
Termination of the Company 10b5-1 Plan
On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99.3 million, and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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

The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of June 30, 2025, on a fair value basis, approximately 5.68% of our debt investments bear interest at a fixed rate and approximately 94.32% of our debt investments bear interest at a floating rate. As of June 30, 2025, 99.96% of our floating rate debt and income producing investments are subject to interest rate floors. Our credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on our debt obligations is using the outstanding balances as of June 30, 2025. Interest expense on our debt obligations is calculated using the interest rates as of June 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income(2)
-300 Basis Points	$(27,831)	$(16,576)	$(11,255)
-200 Basis Points	$(18,561)	$(11,051)	$(7,510)
-100 Basis Points	$(9,282)	$(5,525)	$(3,757)
+100 Basis Points	$9,282	$5,525	$3,757
+200 Basis Points	$18,564	$11,051	$7,513
+300 Basis Points	$27,845	$16,576	$11,269
_____________
(1)    Includes the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(2)    Excludes the impact of income based incentive fees.

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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Issuer Purchases of Equity Securities
On March 5, 2024, the Company entered into a share repurchase plan (as amended, the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company adopted the Company 10b5-1 Plan because it believes that, if its common stock is trading below its then-current NAV per share, it will be in the best interest of its stockholders for the Company to reinvest in its portfolio.

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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through June 30, 2025 (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
Total	5,782,552		$96,586

For the period from July 1, 2025 through July 21, 2025, BofA Securities, Inc., as agent, repurchased an additional 161,033 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $2.7 million. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99.3 million and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.
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
Date: August 5, 2025