Form 10-Q
period 2025-09-30
Nuveen Churchill Direct Lending Corp.
filed 2025-11-04
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, the registrant had 49,387,065 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (cost of $1,999,126 and $2,098,575, respectively)	$1,967,882	$2,081,379
Cash	4,304	2,412
Cash equivalents	42,029	40,842
Restricted cash	—	50
Interest receivable	16,136	17,971
Derivative asset, at fair value (Note 4)	11,057	—
Receivable for investments sold	585	1,024
Other assets	413	47
Total assets	$2,042,406	$2,143,725

Liabilities
Debt (net of $9,112 and $6,668 deferred financing costs, respectively, and net of unamortized discount of $499 and $0, respectively) (See Note 7)	$1,105,673	$1,108,261
Payable for investments purchased	—	14,973
Interest payable	10,977	12,967
Incentive fees payable	3,293	—
Management fees payable	5,128	3,956
Collateral due to broker	10,410	—
Distributions payable	22,224	29,468
Directors’ fees payable	156	128
Accounts payable and accrued expenses	3,060	3,652
Total liabilities	$1,160,921	$1,173,405

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,387,065 and 53,387,277 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$494	$534
Paid-in-capital in excess of par value	930,580	996,286
Total distributable earnings (loss)	(49,589)	(26,500)
Total net assets	$881,485	$970,320

Total liabilities and net assets	$2,042,406	$2,143,725

Net asset value per share (See Note 11)	$17.85	$18.18

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$48,227	$57,317	$149,286	$159,413
Payment-in-kind interest income	2,369	2,503	6,998	6,024
Dividend income	286	16	402	357
Other income	224	444	1,138	1,170
Total investment income	51,106	60,280	157,824	166,964

Expenses:
Interest and debt financing expenses	19,206	23,198	59,954	58,860
Management fees (See Note 6)	5,128	3,873	14,221	10,727
Incentive fees on net investment income (See Note 6)	3,293	5,496	8,373	13,030
Professional fees	709	912	2,310	2,315
Directors' fees	156	128	468	383
Administration fees (See Note 6)	659	535	1,735	1,561
Other general and administrative expenses	569	145	1,322	888
Total expenses before incentive fees waived	29,720	34,287	88,383	87,764
Incentive fees waived (See Note 6)	—	(5,496)	(2,253)	(13,030)
Net expenses after incentive fees waived	29,720	28,791	86,130	74,734
Net investment income	21,386	31,489	71,694	92,230

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1,521	1,086	(8,078)	(1,522)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(4,245)	4,050	(14,048)	(3,995)
Income tax (provision) benefit	(4)	18	127	159
Total net change in unrealized appreciation (depreciation):	(4,249)	4,068	(13,921)	(3,836)
Total net realized and unrealized gain (loss) on investments	(2,728)	5,154	(21,999)	(5,358)

Net increase (decrease) in net assets resulting from operations	$18,658	$36,643	$49,695	$86,872

Per share data:
Net investment income per share - basic and diluted	$0.43	$0.58	$1.42	$1.71
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.38	$0.67	$0.98	$1.61
Weighted average common shares outstanding - basic and diluted	49,403,696	54,688,860	50,589,299	54,080,979

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,386	$31,489	$71,694	$92,230
Net realized gain (loss) on investments	1,521	1,086	(8,078)	(1,522)
Total net change in unrealized appreciation (depreciation)	(4,249)	4,068	(13,921)	(3,836)
Net increase (decrease) in net assets resulting from operations	18,658	36,643	49,695	86,872
Shareholder distributions:
Distributions declared from distributable earnings	(22,222)	(30,036)	(72,784)	(84,811)
Net increase (decrease) in net assets resulting from shareholder distributions	(22,222)	(30,036)	(72,784)	(84,811)
Capital share transactions:
Issuance of common shares	—	—	—	241,657
Reinvestment of shareholder distributions	—	3,560	—	10,085
Repurchases of common shares	(2,689)	(5,930)	(65,746)	(11,079)
Net increase (decrease) in net assets resulting from capital share transactions	(2,689)	(2,370)	(65,746)	240,663
Total increase (decrease) in net assets	(6,253)	4,237	(88,835)	242,724
Net assets, beginning of period	887,738	986,372	970,320	747,885
Net assets, end of period	$881,485	$990,609	$881,485	$990,609

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$49,695	$86,872

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(270,357)	(712,464)
Proceeds from principal repayments and sales of investments	371,876	310,489
Payment-in-kind interest	(6,998)	(6,024)
Amortization of (premium)/accretion of discount, net	(3,150)	(2,719)
Net realized (gain) loss on investments	8,078	1,522
Net change in unrealized (appreciation) depreciation on investments	14,048	3,995
Net adjustment for hedging transaction	(87)	—
Amortization of deferred financing costs and original issue discount	3,228	2,638
Changes in operating assets and liabilities:
Interest receivable	1,835	(453)
Receivable for investments sold	439	(1,738)
Prepaid expenses	—	(72)
Other assets	(366)	127
Payable for investments purchased	(14,973)	2,545
Interest payable	(1,990)	5,625
Due to adviser for expense support	—	(632)
Incentive fee payable	3,293	—
Management fees payable	1,172	867
Collateral due to broker	10,410	—
Directors’ fees payable	28	32
Accounts payable and accrued expenses	(592)	206
Net cash provided by (used in) operating activities	165,589	(309,184)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	241,657
Shareholder distributions	(80,028)	(67,372)
Repurchases of common shares	(65,746)	(11,079)
Proceeds from debt	873,574	717,750
Repayments on debt	(884,765)	(567,663)
Payments of deferred financing costs	(5,595)	(2,200)
Net cash provided by (used in) financing activities	(162,560)	311,093

Net increase (decrease) in cash and cash equivalents and restricted cash	3,029	1,909
Cash and cash equivalents and restricted cash, beginning of period	43,304	67,445
Cash and cash equivalents and restricted cash, end of period	$46,333	$69,354
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58,716	$50,597
Taxes, including excise tax, paid during the period	$551	$6
Supplemental disclosure of non-cash flow financing activity:
See Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2025	2024
Distributions payable	$22,224	$30,037
Reinvestment of shareholder distributions	$—	$10,085

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2025	September 30, 2024
Cash	$4,304	$6,824
Cash equivalents	42,029	62,480
Restricted cash	—	50
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$46,333	$69,354

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 4.75%	8.91%	7/25/2030	$1,555	$1,539	$1,544	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.96%	7/25/2030	891	889	884	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6) (12)	First Lien Debt	S + 4.75%	8.75%	12/21/2029	14,776	14,550	14,651	1.66%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.80%	12/21/2029	4,899	4,863	4,857	0.55%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	8.75%	11/12/2030	3,596	3,565	3,479	0.39%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.76%	3/1/2029	2,511	2,467	2,531	0.29%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,887	2,861	2,866	0.33%
Total Aerospace & Defense							30,734	30,812	3.50%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	10.00% (Cash) 0.75% (PIK)	2/20/2028	7,562	7,415	1,941	0.22%
High Bar Brands Operating, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00%	6/19/2030	596	(5)	(22)	0.00%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,050	2,010	0.23%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	11.00%	12/31/2029	1,330	1,330	1,330	0.15%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	11.00%	12/31/2029	221	221	221	0.03%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6) (12)	First Lien Debt	S + 5.00%	9.19%	4/18/2028	12,563	12,503	12,528	1.42%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Debt	S + 5.00%	9.19%	4/18/2028	2,407	2,390	2,400	0.27%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.03%	3/1/2029	1,138	1,132	1,127	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 4.75%	9.01%	3/1/2029	19,882	19,730	19,687	2.23%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.01%	3/1/2029	1,694	1,694	1,678	0.19%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	9.01%	3/1/2029	$97	$97	$96	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	9.03%	3/1/2029	6,736	6,699	6,670	0.76%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	11/1/2029	3,730	2,645	2,586	0.29%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.16%	11/1/2029	10,941	10,815	10,768	1.22%
Total Automotive							68,716	63,020	7.15%

Banking, Finance, Insurance, Real Estate
Ascend Partner Services LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.65%	8/11/2031	12,619	9,552	9,481	1.08%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,303	7,241	7,231	0.82%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/18/2031	4,305	(19)	12	0.00%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.57%	11/18/2031	1,740	(15)	5	0.00%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.57%	11/18/2031	8,910	8,830	8,934	1.01%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.79%	12/31/2031	4,824	195	216	0.02%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.50%	12/31/2031	8,620	8,543	8,620	0.98%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.59%	9/8/2027	7,292	7,293	6,978	0.79%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.15%	10/16/2028	7,046	7,008	6,941	0.79%
Smith & Howard Advisory LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 3.75%	9.00%	11/26/2030	2,346	2,230	2,190	0.25%
Smith & Howard Advisory LLC	(6)	First Lien Debt	S + 3.75%	9.06%	11/26/2030	2,901	2,875	2,845	0.33%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.00%	9/27/2031	3,062	3,039	3,062	0.35%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	9/27/2031	216	(1)	—	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	9.00%	4/3/2030	14,658	14,654	14,671	1.66%
Total Banking, Finance, Insurance, Real Estate							71,425	71,186	8.08%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	9.16%	9/10/2030	715	709	695	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/10/2030	165	—	(5)	0.00%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	9/10/2030	114	113	111	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	12.07%	8/30/2027	9,300	9,215	9,203	1.04%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.53%	6/8/2029	6,245	6,180	6,149	0.70%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	8.85%	9/28/2028	$9,625	$9,590	$9,625	1.09%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	16,979	16,739	16,663	1.89%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	2,009	1,997	1,972	0.23%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.43%	11/14/2031	6,312	2,070	1,996	0.23%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.12%	11/14/2031	5,882	5,830	5,800	0.66%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.92% (Cash) 5.13% (PIK)	4/3/2029	4,238	4,178	4,089	0.47%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.92% (Cash) 5.13% (PIK)	4/3/2029	846	832	816	0.09%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.92% (Cash) 5.13% (PIK)	4/3/2029	1,001	984	966	0.11%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.75%	4/17/2031	72	—	(1)	0.00%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.75%	4/17/2031	928	919	919	0.10%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.75%	9/18/2029	13,081	12,914	12,598	1.43%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.90%	9/18/2029	3,685	3,675	3,549	0.40%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.75%	12/23/2028	6,969	6,922	6,823	0.77%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	12/23/2028	1,765	1,765	1,727	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S +4.75%	9.07%	7/30/2027	10,411	10,334	10,339	1.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6) (12)	First Lien Debt	S + 4.75%	9.17%	7/30/2027	9,461	9,370	9,396	1.07%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	2,373	2,368	2,373	0.27%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	3,154	3,154	3,154	0.36%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	6,295	6,249	6,295	0.71%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	3,211	3,201	3,211	0.36%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	310	310	310	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/30/2031	1,880	(7)	—	0.00%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	2,741	2,714	2,741	0.31%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 5.00%	9.17%	4/10/2031	24,144	23,942	23,889	2.71%
Total Beverage, Food & Tobacco							146,267	145,403	16.50%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.66%	9/9/2030	$975	$967	$962	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	13.50%	5/1/2028	3,331	3,275	3,292	0.37%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	8.75%	6/27/2031	9,875	9,793	9,809	1.11%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	6/27/2031	19,883	15,465	15,350	1.74%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt	S + 6.00%	10.10%	12/15/2026	6,350	6,334	6,194	0.71%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.10%	12/15/2026	5,507	5,500	5,371	0.61%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.10%	12/15/2026	2,525	2,525	2,463	0.28%
Hyperion Materials & Technologies, Inc.	(12)	First Lien Debt	S + 4.50%	8.87%	8/30/2028	2,607	2,606	2,551	0.29%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6)	First Lien Debt	S + 5.50%	9.50%	4/9/2030	7,222	7,163	7,033	0.80%
Ovation Holdings, Inc	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	2/4/2030	7,857	6,473	6,533	0.74%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.31%	2/4/2030	941	933	940	0.11%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	9.31%	2/4/2030	7,893	7,787	7,886	0.89%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	2/4/2030	1,868	1,853	1,866	0.21%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.57%	4/4/2029	9,451	9,339	9,324	1.06%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	4/4/2029	1,817	1,812	1,792	0.20%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.93%	7/24/2031	13,706	13,586	13,582	1.54%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.89%	7/24/2031	4,569	2,463	2,441	0.28%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	8.98%	7/24/2031	1,726	(14)	(16)	0.00%
Total Capital Equipment							97,860	97,373	11.05%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.79%	12/31/2027	1,984	1,992	1,978	0.22%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	8.56%	4/23/2029	6,203	6,122	6,117	0.69%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.25%	4/23/2029	1,369	1,361	1,350	0.16%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	11.13%	3/31/2030	1,441	1,414	1,441	0.17%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	5.13% (Cash) 4.25% (PIK)	9/30/2030	2,387	2,387	2,387	0.27%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (12)	First Lien Debt	S + 4.35%	8.51%	6/30/2028	9,556	9,465	8,387	0.95%
Total Chemicals, Plastics, & Rubber							22,741	21,660	2.46%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	$2,413	$2,367	$2,317	0.26%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	4,593	4,549	4,410	0.50%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	5,828	5,769	5,596	0.63%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00% (PIK)	4/26/2030	2,510	(27)	(100)	(0.01%)
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	10/13/2031	3,162	1,386	1,371	0.15%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.75%	10/13/2031	1,826	1,810	1,810	0.21%
Gannett Fleming, Inc.	(9) (12)	First Lien Debt	S + 4.75%	9.07%	8/5/2030	17,690	17,467	17,566	1.99%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	9.07%	8/5/2030	2,131	(26)	(15)	0.00%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/9/2030	5,702	5,068	4,923	0.56%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/9/2030	5,694	5,683	5,537	0.63%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	9.00%	8/9/2030	8,486	8,413	8,251	0.94%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.75%	3/15/2030	6,522	6,470	6,298	0.71%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	12/15/2027	4,833	4,814	4,833	0.55%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.29%	12/15/2027	9,150	9,072	9,150	1.04%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.25%	6/29/2029	2,097	523	540	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 5.00%	9.16%	6/29/2029	11,230	11,072	11,321	1.28%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	6/29/2029	1,796	1,790	1,810	0.21%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	(1)	(2)	0.00%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,907	2,901	0.33%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.62%	12/30/2030	3,433	692	691	0.08%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.62%	12/30/2030	16,441	16,351	16,286	1.85%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S +4.75%	8.75%	3/28/2031	3,106	(7)	59	0.01%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.75%	3/28/2031	14,739	14,597	15,019	1.70%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.70%	8/31/2029	6,405	6,339	6,344	0.72%
WSB Engineering Holdings Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	8/31/2029	4,208	4,190	4,168	0.47%
Total Construction & Building							131,268	131,084	14.87%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	9.41%	11/1/2028	$2,894	$2,894	$2,881	0.33%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,078	4,996	4,997	0.56%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.67%	9/7/2028	9,700	9,651	9,700	1.10%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.91%	9/7/2028	4,936	4,876	4,936	0.56%
Total Consumer Goods: Durable							22,417	22,514	2.55%

Consumer Goods: Non-durable
ACP Tara Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.60%	9/10/2027	12,378	12,334	12,378	1.40%
ACP Tara Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.75%	9.85%	9/10/2027	717	710	717	0.08%
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/28/2031	1,000	—	(5)	0.00%
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.91%	8/28/2031	3,000	2,985	2,986	0.34%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,086	3,010	3,010	0.34%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.75%	10.15%	6/30/2028	6,669	6,636	6,638	0.76%
KL Bronco Acquisition, Inc. (Elevation Labs)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.88%	6/30/2028	3,107	2,455	2,456	0.28%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	12,430	12,336	12,463	1.41%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.29%	1/8/2030	3,052	3,052	3,060	0.35%
Total Consumer Goods: Non-durable							43,518	43,703	4.96%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (12)	First Lien Debt	S + 6.75%	11.13%	10/7/2026	14,172	14,165	13,901	1.58%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	11.10%	10/7/2026	112	111	110	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.85%	12/1/2027	8,699	8,663	8,699	0.99%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.85%	12/1/2027	4,029	3,995	4,029	0.46%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	9.10%	12/1/2027	14,158	14,071	14,158	1.61%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	10,077	10,052	10,070	1.14%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	4,332	4,326	4,329	0.49%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	6,774	6,764	6,769	0.77%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	3,266	3,262	3,264	0.37%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50%	1/6/2029	$2,709	$2,684	$2,469	0.28%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00%	1/6/2029	507	499	482	0.05%
Online Labels Group, LLC	(12)	First Lien Debt	S + 5.25%	9.25%	12/19/2029	3,270	3,246	3,270	0.37%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.25%	12/19/2029	402	201	201	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S +5.25%	9.25%	12/19/2029	403	—	—	0.00%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.63%	4/15/2031	6,995	6,928	6,941	0.79%
Total Containers, Packaging & Glass							78,967	78,692	8.93%

Energy: Electricity
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.66%	6/25/2030	22,185	22,001	22,102	2.51%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.66%	6/25/2030	5,870	5,589	5,567	0.63%
US MetalCo Holdings LLC (MGM Transformer Company)	(6) (12)	First Lien Debt	S + 5.50%	9.79%	10/31/2029	23,199	22,941	23,112	2.62%
US MetalCo Holdings LLC (MGM Transformer Company)	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	10/31/2029	6,308	6,298	6,284	0.71%
Total Energy: Electricity							56,829	57,065	6.47%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	9.00%	3/27/2030	7,450	7,389	7,389	0.84%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.25%	3/27/2030	2,995	2,990	2,971	0.34%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.02%	3/27/2030	4,999	1,490	1,459	0.17%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.35%	3/23/2029	6,657	6,566	6,627	0.75%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	3/23/2029	3,110	3,099	3,096	0.35%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	3/23/2029	6,741	6,719	6,711	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.35%	3/23/2029	1,705	1,682	1,698	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	10.16%	11/30/2027	4,785	4,768	4,714	0.54%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.08%	11/30/2027	8,874	8,826	8,742	0.99%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	11/30/2027	4,864	4,864	4,792	0.55%
NFM & J, L.P. (The Facilities Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.05%	11/30/2027	5,022	556	482	0.05%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.66%	8/31/2028	6,530	6,499	6,261	0.71%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.25%	9.25%	7/3/2029	$8,400	$8,309	$8,400	0.95%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.54%	7/3/2029	6,369	4,688	4,698	0.53%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 5.25%	9.25%	7/3/2029	1,577	1,563	1,577	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.57%	7/3/2029	13,446	—	—	0.00%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.88%	8/15/2030	11,783	11,685	11,740	1.33%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	8/15/2030	5,598	1,106	1,097	0.12%
Total Environmental Industries							82,799	82,454	9.35%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt	S + 5.25%	9.41%	7/2/2031	1,470	1,464	1,458	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	9.47%	7/2/2031	15,555	15,422	15,432	1.75%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.47%	7/2/2031	2,842	1,015	998	0.11%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	3/18/2031	3,636	(17)	(33)	0.00%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.75%	3/18/2031	16,282	16,126	16,135	1.83%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.85%	12/17/2029	6,594	6,566	5,261	0.60%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	4.71% (PIK)	10/15/2028	3,282	3,282	1,247	0.14%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,972	1,705	0.19%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	13.25% (PIK)	1/15/2028	553	553	553	0.06%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	12.75% (PIK)	4/15/2028	2,396	2,029	1,704	0.19%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	2/3/2032	1,153	(3)	3	0.00%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.75%	2/3/2032	8,413	8,338	8,435	0.96%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.45%	12/22/2031	4,822	(22)	(73)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.45%	12/22/2031	2,749	2,184	2,155	0.24%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	9.25%	12/22/2031	5,770	5,718	5,682	0.64%
Coding Solutions Acquisition, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.16%	8/7/2031	13,543	13,474	13,446	1.53%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	8/7/2031	521	(1)	(4)	0.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.16%	8/7/2031	$1,246	$(10)	$(9)	0.00%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Debt	S + 4.25%	8.56%	3/30/2029	3,256	3,223	3,077	0.35%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.76%	10/5/2029	7,341	7,293	7,224	0.82%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	10/5/2029	2,407	2,407	2,368	0.27%
FH DMI Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	10/11/2030	1,102	485	478	0.05%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	9.00%	10/11/2030	1,977	1,960	1,960	0.22%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.72%	9/30/2027	5,852	5,832	5,236	0.59%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.72%	9/30/2027	1,532	1,532	1,371	0.16%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	6,287	6,262	5,998	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	1,967	1,967	1,876	0.21%
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	1,946	—	(90)	(0.01%)
GHR Healthcare, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	12/9/2027	648	—	(30)	0.00%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	4,895	4,848	4,670	0.53%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	7,987	7,936	7,620	0.86%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.63%	12/9/2027	3,714	3,689	3,543	0.40%
Health Management Associates, Inc.	(6) (12)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	8,264	8,154	8,210	0.93%
Health Management Associates, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.51%	3/30/2029	1,071	1,052	1,064	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.75%	10/16/2030	10,466	10,385	10,420	1.18%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	10,548	10,548	10,467	1.19%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	14.50%	9/10/2028	3,829	3,829	3,800	0.43%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,110	2,097	2,093	0.24%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	12.25%	2/28/2030	5,292	5,182	5,230	0.59%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	11/5/2031	2,426	(5)	(37)	0.00%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.50%	11/5/2031	6,548	6,491	6,449	0.73%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	3/19/2032	7,143	(33)	10	0.00%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.50%	3/19/2032	12,793	12,669	12,812	1.45%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.23%	2/13/2032	2,097	2,087	2,098	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 5.00%	9.23%	2/13/2032	6,058	6,007	6,062	0.69%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	10/10/2029	736	(2)	(7)	0.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Lavie Group, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.17%	10/12/2029	$2,748	$2,723	$2,723	0.31%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	14.25% (PIK)	2/7/2030	1,990	1,962	1,792	0.21%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	14.25% (PIK)	2/7/2030	530	527	478	0.05%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.65%	8/20/2027	8,860	8,831	8,807	1.00%
Promptcare Infusion Buyer, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	2,857	1,419	1,415	0.16%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	10.39%	9/1/2027	8,057	8,046	8,043	0.91%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	10.38%	9/1/2027	1,255	1,254	1,253	0.14%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.51%	5/28/2027	7,542	7,511	7,524	0.86%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.51%	5/28/2027	3,191	3,188	3,183	0.36%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.51%	5/28/2027	3,191	3,165	3,183	0.36%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	4/12/2032	3,288	1,258	1,263	0.15%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.50%	4/12/2032	1,780	(8)	(2)	0.00%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.50%	4/12/2032	7,397	7,362	7,391	0.84%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.55%	9/19/2028	7,833	7,696	7,710	0.88%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.45%	9/19/2028	9,225	9,104	9,080	1.03%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	12.60%	4/12/2028	12,431	12,417	10,146	1.15%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	4/12/2032	4,928	(11)	26	0.00%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.66%	4/12/2032	1,776	(8)	9	0.00%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.66%	4/12/2032	6,981	6,948	7,018	0.80%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.95%	11/22/2031	1,074	(5)	(22)	0.00%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.95%	11/22/2030	1,406	75	58	0.01%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.77%	11/22/2031	9,173	9,102	8,982	1.02%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.66%	12/19/2029	15,251	15,138	15,404	1.75%
Tidi Legacy Products, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.66%	12/19/2029	4,085	—	41	0.00%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2030	1,133	1,123	1,124	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2030	15,773	15,644	15,642	1.77%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	7,257	7,222	7,257	0.82%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	3,109	3,075	3,109	0.35%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	1,543	1,537	1,543	0.18%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.27%	8/22/2028	$2,541	$2,534	$2,541	0.29%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	9.27%	8/22/2028	1,224	1,209	1,224	0.14%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.90%	12/3/2029	16,262	16,142	15,932	1.81%
Total Healthcare & Pharmaceuticals							350,165	341,944	38.80%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.00%	12/21/2027	11,366	11,345	11,366	1.29%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	12/21/2027	3,096	3,082	3,096	0.35%
Alta Buyer, LLC (GoEngineer)	(9) (12)	First Lien Debt	S + 5.00%	9.00%	12/21/2027	5,298	5,261	5,298	0.60%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.75%	4/14/2028	11,856	11,798	11,672	1.32%
Eliassen Group, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.91%	4/14/2028	853	853	840	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.25%	5/28/2032	13	—	—	0.00%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	8.25%	5/28/2032	14	—	—	0.00%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	8.25%	5/28/2032	73	73	73	0.01%
Exterro, Inc.	(6) (12)	First Lien Debt	S + 5.50%	9.82%	6/1/2027	9,435	9,405	9,389	1.07%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.92%	6/14/2028	4,254	4,232	4,232	0.48%
Prosci, Inc.	(6)	First Lien Debt	S + 4.25%	8.51%	10/21/2026	4,733	4,721	4,733	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90% (Cash) 1.75% (PIK)	4/16/2029	742	742	687	0.07%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90% (Cash) 1.75% (PIK)	4/16/2029	1,076	1,073	996	0.11%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90% (Cash) 1.75% (PIK)	4/16/2029	239	238	221	0.03%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90% (Cash) 1.75% (PIK)	4/16/2029	3,448	3,444	3,192	0.36%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.37%	9/30/2031	680	674	674	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2031	236	(1)	(2)	0.00%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.37%	3/31/2031	79	21	21	0.00%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 6.00%	10.46%	11/5/2026	8,653	8,620	7,752	0.88%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	1,978	1,960	1,940	0.22%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	852	843	836	0.09%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	14.50% (PIK)	6/30/2028	2,265	2,265	2,222	0.25%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
VALIDITY INC	(12)	First Lien Debt	S + 5.25%	9.58%	4/12/2032	$100	$99	$99	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	9.56%	3/1/2030	6,154	6,108	6,154	0.70%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/1/2030	1,283	224	224	0.03%
Total High Tech Industries							77,080	75,715	8.59%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	10/31/2031	1,052	40	53	0.01%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	9.16%	10/31/2031	3,156	3,128	3,188	0.36%
Total Hotel, Game & Leisure							3,168	3,241	0.37%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 6.00%	10.38%	10/23/2028	4,301	4,250	4,277	0.49%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt	S + 5.25%	9.35%	12/11/2028	2,895	2,886	2,796	0.31%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	12/11/2028	1,892	1,892	1,827	0.21%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.35%	12/11/2028	9,688	9,688	9,356	1.06%
Total Media: Advertising, Printing & Publishing							18,716	18,256	2.07%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,753	3,713	3,621	0.41%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12)	First Lien Debt	S + 1.00%	5.10% (Cash) 4.00% (PIK)	8/12/2027	2,636	2,620	1,442	0.16%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12)	First Lien Debt	S + 1.00%	5.10% (Cash) 4.00% (PIK)	8/12/2027	2,998	2,988	1,640	0.19%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	10.20%	12/9/2026	8,287	8,288	7,270	0.83%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.20%	12/9/2026	2,952	2,949	2,589	0.29%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.20%	12/9/2026	450	450	395	0.04%
Total Media: Diversified & Production							21,008	16,957	1.92%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	10.25%	5/23/2029	4,440	4,378	4,423	0.50%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.82%	1/23/2032	2,385	(11)	(23)	0.00%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.82%	1/23/2032	2,847	2,822	2,820	0.32%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 4.75%	8.85%	10/8/2029	$6,821	$6,746	$6,764	0.77%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.85%	10/8/2029	939	235	232	0.03%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	5,252	5,233	5,252	0.60%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	2,150	2,141	2,150	0.24%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	2,718	2,709	2,718	0.31%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	3,514	3,514	3,514	0.40%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	9.32%	10/1/2029	13,671	13,634	13,671	1.55%
Businessolver.com, Inc.	(6) (9)	First Lien Debt	S + 5.50%	9.60%	12/1/2027	7,603	7,571	7,603	0.86%
Businessolver.com, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.60%	12/1/2027	1,141	933	935	0.11%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 8.75%	12.75%	3/31/2031	1,146	1,127	1,167	0.13%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,929	1,070	0.12%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.75%	5/13/2032	100	100	99	0.01%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.18%	9/15/2028	7,358	7,277	7,227	0.82%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/15/2028	2,342	2,330	2,300	0.26%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	9.32%	9/15/2028	1,543	1,539	1,516	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.15%	9/15/2028	3,404	3,361	3,344	0.38%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.45%	9/15/2028	5,106	4,288	4,214	0.48%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.76%	12/1/2027	3,953	3,936	3,953	0.45%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.76%	12/1/2027	1,015	1,010	1,015	0.12%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.92%	12/1/2027	15,233	—	82	0.01%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	12/1/2027	2,972	2,960	2,972	0.34%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	12/1/2027	2,595	2,310	2,310	0.26%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 6.25%	10.67%	12/23/2026	9,625	9,577	9,625	1.09%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 6.25%	10.67%	12/23/2026	6,672	6,601	6,672	0.76%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	1,995	1,960	1,968	0.22%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 1.80%	6.15% (Cash) 5.45% (PIK)	9/21/2026	673	672	657	0.07%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	6.15% (Cash) 5.45% (PIK)	9/21/2026	9,230	9,217	9,006	1.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 1.80%	6.15% (Cash) 5.45% (PIK)	9/21/2026	$1,538	$1,538	$1,500	0.17%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	6.15% (Cash) 5.45% (PIK)	9/21/2026	3,810	3,803	3,718	0.42%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.03%	11/22/2028	2,303	(4)	—	0.00%
Integrated Power Services Holdings, Inc.	(6) (12)	First Lien Debt	S + 4.75%	9.03%	11/22/2028	4,812	4,810	4,812	0.55%
KENG Acquisition, Inc. (Enagage PEO)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.31%	8/1/2029	9,498	9,393	9,421	1.07%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/1/2029	9,241	5,727	5,666	0.64%
KENG Acquisition, Inc. (Enagage PEO)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.31%	8/1/2029	1,074	(2)	(9)	0.00%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 5.00%	9.00%	7/31/2031	12,162	11,906	12,085	1.37%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.76%	12/17/2025	7,188	7,184	7,188	0.82%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 6.50%	10.76%	12/17/2025	7,166	7,158	7,166	0.81%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.76%	8/22/2029	13,219	13,139	12,876	1.46%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.71%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.96%	11/30/2028	837	837	837	0.09%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	7/31/2031	1,111	—	(5)	0.00%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.50%	7/31/2031	3,889	3,869	3,872	0.44%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.78%	7/7/2028	13,500	13,298	12,056	1.37%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.70%	5/24/2032	21	—	—	0.00%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.70%	5/24/2032	11	—	—	0.00%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.70%	5/24/2032	68	68	68	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.26%	6/15/2029	2,958	989	1,001	0.11%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.26%	6/15/2029	14,063	13,896	14,063	1.60%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.26%	6/15/2029	2,812	2,795	2,812	0.32%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.02%	7/21/2028	3,965	1,043	975	0.11%
Safety Infrastructure Services Intermediate LLC	(6)	First Lien Debt	S + 5.00%	9.00%	7/21/2028	7,050	6,998	6,914	0.78%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 5.00%	9.16%	7/1/2030	4,473	4,435	4,434	0.50%
Scaled Agile, Inc.	(6) (9) (12)	First Lien Debt	S + 2.25%	6.35% (Cash) 3.75% (PIK)	12/15/2028	8,019	7,977	6,714	0.76%
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.25%	6.35% (Cash) 3.75% (PIK)	12/15/2028	391	391	327	0.04%
Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	9.17%	9/2/2032	592	(3)	(3)	0.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	9.17%	9/2/2032	$4,408	$4,386	$4,387	0.50%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	2/2/2032	3,427	1,441	1,439	0.16%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	8.75%	2/2/2032	1,720	168	175	0.02%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.75%	2/2/2032	9,853	9,763	9,804	1.11%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.86%	6/25/2032	91	—	—	0.00%
Thompson Safety LLC	(11) (12)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	9	—	—	0.00%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 5.00%	9.00%	1/31/2029	6,703	6,623	6,703	0.76%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	1/31/2029	3,085	3,049	3,085	0.35%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.03%	1/31/2029	10,096	10,079	10,096	1.15%
Trilon Group, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.07%	5/27/2029	27,546	27,417	27,545	3.11%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.92%	5/29/2029	1,861	1,854	1,861	0.21%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.50%	9.96%	6/22/2029	6,652	6,611	6,652	0.75%
TSS Buyer, LLC (Technical Safety Services)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.96%	6/22/2029	6,321	5,198	5,250	0.60%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.50%	9.96%	6/22/2029	1,857	1,837	1,857	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	8.91%	6/1/2029	8,029	7,931	8,029	0.91%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	6/1/2029	824	819	824	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.25%	9.53%	6/29/2027	4,500	4,481	4,491	0.51%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.82%	6/29/2027	328	326	328	0.04%
Total Services: Business							325,482	320,425	36.34%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 5.00%	9.16%	8/2/2028	3,411	3,387	3,411	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.16%	8/2/2028	3,093	—	—	0.00%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	10.52%	8/16/2028	9,724	9,706	9,338	1.06%
AMS Parent, LLC (All My Sons)	(6) (14)	First Lien Debt	S + 4.75%	9.03%	10/25/2028	5,161	5,135	4,878	0.55%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.17%	10/24/2030	154	153	154	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.20%	10/24/2030	154	154	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.31%	10/24/2029	55	—	—	0.00%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.20%	10/24/2030	629	623	628	0.07%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	$22	$—	$—	0.00%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	12.00%	11/27/2031	78	76	76	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	899	881	867	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	686	680	662	0.08%
Excel Fitness Holdings, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.25%	4/27/2029	9,775	9,706	9,775	1.11%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	4/27/2029	2,368	458	471	0.05%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6) (12)	First Lien Debt	S + 5.25%	9.40%	1/9/2029	9,982	9,859	9,945	1.13%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.40%	1/9/2029	4,653	4,640	4,635	0.52%
Legacy Service Partners, LLC	(12)	First Lien Debt	S + 5.25%	9.40%	1/9/2029	2,912	2,889	2,901	0.33%
Liberty Buyer, Inc. (Liberty Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.07%	6/15/2028	3,859	3,840	3,691	0.42%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.04%	6/15/2028	290	290	278	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	731	721	620	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,683	2,654	2,279	0.26%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	232	232	197	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,009	955	878	0.10%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,458	4,458	4,390	0.50%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	6,431	6,431	6,332	0.72%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.82%	6/8/2026	2,457	2,457	2,457	0.28%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.77%	6/8/2026	213	213	213	0.02%
North Haven Spartan US Holdco LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.87%	6/8/2026	3,252	1,618	1,622	0.18%
Perennial Services Group, LLC	(6)	First Lien Debt	S + 5.50%	9.80%	9/7/2029	6,615	6,547	6,615	0.75%
Perennial Services Group, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.80%	9/7/2029	5,920	5,915	5,920	0.67%
Total Services: Consumer							84,678	83,387	9.46%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 5.25%	9.26%	7/18/2028	12,040	11,960	12,040	1.37%
Total Sovereign & Public Finance							11,960	12,040	1.37%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.78%	11/17/2027	$5,665	$5,665	$5,665	0.64%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	11/17/2027	1,794	1,794	1,794	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	1,040	1,032	1,040	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	1,796	1,782	1,796	0.20%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	9,873	9,849	9,873	1.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	1,291	1,280	1,291	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.90%	10/16/2029	1,654	134	124	0.01%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.90%	10/16/2029	18,182	18,003	18,071	2.05%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.74%	10/16/2029	4,283	4,261	4,257	0.48%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	9.16%	6/27/2029	18,895	18,746	18,969	2.15%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	9.19%	4/3/2028	7,125	7,092	6,851	0.78%
Total Telecommunications							69,638	69,731	7.90%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	2/3/2028	259	259	236	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 6.75%	11.19%	2/3/2028	901	899	819	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	2/3/2028	182	182	166	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	2/3/2028	4,397	4,397	3,997	0.45%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 6.75%	11.19%	2/3/2028	1,368	1,362	1,244	0.14%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,257	1,243	1,242	0.14%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	8,029	7,936	7,934	0.90%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.00%	10.46%	12/23/2026	9,297	9,237	9,132	1.04%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.75%	8.79%	11/15/2029	21,715	21,585	21,613	2.45%
Kenco PPC Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.81%	11/15/2029	3,590	3,569	3,573	0.41%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.81%	11/15/2029	4,111	(31)	(19)	0.00%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,134	5,042	5,003	0.57%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	$451	$444	$451	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	11.20%	5/27/2030	1,699	1,699	1,699	0.19%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	8.55%	3/19/2027	2,730	2,698	2,730	0.31%
Total Transportation: Cargo							60,521	59,820	6.79%

Transportation: Consumer
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.41%	2/14/2031	10,480	10,398	10,391	1.18%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.41%	2/14/2031	3,040	—	(26)	0.00%
Total Transportation: Consumer							10,398	10,365	1.18%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.91%	8/27/2031	10,381	10,291	10,407	1.18%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/27/2031	2,615	(11)	7	0.00%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.91%	8/27/2031	1,925	(16)	5	0.00%
DMC Holdco, LLC (DMC Power)	(6)	First Lien Debt	S + 4.75%	8.89%	7/13/2029	4,912	4,860	4,912	0.56%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.00%	8/14/2030	21	—	—	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.00%	8/14/2030	79	79	79	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	4/28/2032	735	—	(3)	0.00%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.75%	4/28/2032	352	(1)	(1)	0.00%
Low Voltage Holdings Inc.	(6) (9)	First Lien Debt	S + 4.75%	8.75%	4/28/2032	2,363	2,355	2,355	0.26%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	9/30/2032	1,231	(3)	(5)	0.00%
RMS Energy Borrower LLC	(6) (12)	First Lien Debt	S + 4.50%	8.50%	9/30/2032	6,769	6,735	6,739	0.76%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.68%	4/3/2030	1,636	—	(24)	0.00%
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.51%	4/3/2030	6,220	6,133	6,130	0.70%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.65%	4/3/2030	1,975	1,967	1,946	0.22%
Total Utilities: Electric							32,389	32,547	3.69%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	9.06%	2/21/2031	$7,778	$7,719	$7,778	0.88%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.98%	2/21/2031	3,030	2,034	2,034	0.23%
Total Utilities: Water							9,753	9,812	1.11%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.85%	1/19/2029	1,951	1,929	1,921	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.85%	1/19/2029	11,475	11,350	11,295	1.28%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	10.06%	12/7/2028	6,410	6,333	6,270	0.71%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.06%	12/7/2028	3,337	3,329	3,265	0.37%
TPC Wire & Cable Corp.	(12)	Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	2,295	2,283	2,295	0.26%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	939	940	939	0.11%
TPC Wire & Cable Corp.	(12)	Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,750	1,750	1,750	0.20%
Total Wholesale							27,914	27,735	3.15%

Total Debt Investments							$1,956,411	$1,926,941	218.61%

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$2,174	0.25%
Total Aerospace & Defense					1,530	2,174	0.25%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	69	0.01%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	0.00%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	0.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	$768	$—	0.00%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	302	0.03%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	645	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,177	0.13%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	0.00%
Total Automotive					3,520	2,193	0.24%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common Units	7/13/2022	15,373	2,008	2,406	0.27%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	955	0.11%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	351	0.04%
Total Beverage, Food & Tobacco					3,665	3,712	0.42%

Capital Equipment
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	854	0.09%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	52	0.01%
EFC Holdings, LLC (EFC International)	(8) (12)	Series A Preferred Units	3/1/2023	148	148	182	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	897	0.10%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	7,476	0.85%
Total Capital Equipment					5,207	9,461	1.07%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Units	6/6/2025	315,000	1,595	1,137	0.13%
Total Chemicals, Plastics & Rubber					1,595	1,137	0.13%

Construction & Building
GreyLion TGNL Holdings	(8) (12) (17)	Common Units	5/2/2025	846,770	865	855	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,808	0.21%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	$895	$1,271	0.14%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	87	0.01%
Total Construction & Building					3,132	4,021	0.46%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (12) (17)	Limited Partnership Interests	9/3/2025	1,500,000	1,450	1,500	0.17%
Total Consumer Goods: Durable					1,450	1,500	0.17%

Consumer Goods: Non-durable
FBG Holdings LLC	(8) (12)	Common Units	8/8/2025	66	512	512	0.06%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	312	0.04%
Total Consumer Goods: Non-durable					682	824	0.10%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	197	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	283	14	15	0.00%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/12/2022	11,916	1,131	306	0.03%
Total Containers, Packaging & Glass					1,293	518	0.05%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	414	0.04%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	AA Equity Co-Invest	2/7/2023	245	245	46	0.01%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	LP Interests	3/17/2025	1,000,000	1,003	1,194	0.14%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	783	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Limited Partnership Interests	9/10/2025	483,000	495	483	0.05%
Total Healthcare & Pharmaceuticals					4,600	3,920	0.44%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	$313	$164	0.02%
Total High Tech Industries					313	164	0.02%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	596	0.07%
Total Media: Diversified & Production					853	596	0.07%

Services: Business
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	0.00%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	0.00%
Concord FG Holdings, LP (E78)	(8) (12)	Class A Common Units	12/1/2021	816	860	614	0.07%
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Common Equity	6/3/2025	100,000	100	100	0.01%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	267	0.03%
KKEMP Blocked Co-Invest, LP	(8) (12)	Limited Partnership Interests	7/15/2025	1,000	1,000	1,000	0.11%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Common Units	7/17/2023	790	790	954	0.11%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partnership Interests	9/29/2025	483,000	483	483	0.05%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Common Units	1/31/2023	1,173	117	179	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	598	0.07%
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	86	0.01%
Total Services: Business					5,235	4,281	0.48%

Services: Consumer
CHS Investors, LLC	(8) (12)	Class B Units	5/27/2025	576	83	80	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,137	0.13%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	184	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	16	0.00%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	643	0.07%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Perennial Services Investors LLC (Perennial Services Group)	(8) (12)	Class A Units	9/8/2023	7,784	$778	$956	0.11%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (12)	Purchased Units	3/31/2022	282	282	87	0.01%
Total Services: Consumer					3,008	3,103	0.35%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,492	0.17%
Total Sovereign & Public Finance					634	1,492	0.17%

Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	227	0.03%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	119	0.01%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (12)	Partnership Units	12/29/2022	938,576	939	680	0.08%
Total Transportation: Cargo					5,240	1,026	0.12%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	177	0.02%
Total Utilities: Electric					280	177	0.02%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,781	478	642	0.07%
Total Utilities: Water					478	642	0.07%

Total Equity Investments					42,715	40,941	4.63%

Total Investments					1,999,126	1,967,882	223.24%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	4.00%	40,181,529	$40,182	$40,182	4.56%
First American Government Obligations Fund - Class Z	4.00%	1,847,450	1,847	1,847	0.21%
Total Cash Equivalents			$42,029	$42,029	4.77%
Total Investments and Cash Equivalents			$2,041,155	$2,009,911	228.01%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share amounts)

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	March 2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$11,057	$11,057	—
Total Derivatives - Interest Rate Swaps							$11,057	$11,057	—
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2025. As of September 30, 2025, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 4.13%, 3.98%, 3.85%, and 3.66%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $881,485 as of September 30, 2025.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of September 30, 2025, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2025, the Company held sixty-two restricted securities with an aggregate fair value of $40,941, or 4.64% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 4.27% of the Company's total assets calculated in accordance with the 1940 Act.
(11)Position or portion thereof is an unfunded loan or equity commitment. For unfunded loan commitments, no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.
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
(16)Loan was on non-accrual status as of September 30, 2025.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025, the Company did not hold any restricted cash and held $42,029 of cash equivalents. As of December 31, 2024, the Company held $50 of restricted cash and $40,842 of cash equivalents.
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
•Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

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
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets and are classified as Level 2. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs. Derivative instruments, including interest rate swaps, are modeled using market prices for reference securities, yield curves, volatility assumptions and correlations of such inputs.
The Company applies the practical expedient provided by ASC Topic 820 relating to investments in certain investment companies that calculate net asset value ("NAV") per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, calculate NAV per share or its equivalent for which the fair value is not readily determinable, and measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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

With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, undertakes a multi-step valuation process each quarter, as follows:
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2025, the Company earned $2,369 and $6,998, respectively, in PIK income provisions, representing 4.64% and 4.43% of total investment income, respectively. For the three and nine months ended September 30, 2024, the Company earned $2,503 and $6,024, respectively, in PIK income provisions, representing 4.15% and 3.61% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and nine months ended September 30, 2025, the Company earned $286 and $402, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2024, the Company earned $16 and $357, respectively, of dividend income on its equity investments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2025, the Company earned other income of $224 and $1,138, respectively, primarily related to prepayment and amendment fees. For the three and nine months ended September 30, 2024, the Company earned other income of $444 and $1,170, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2025, the Company had investments in three portfolio companies on non-accrual status with an aggregate fair value of $7,667 which represented approximately 0.39% of total investments at fair value. As of December 31, 2024, the Company had investments in one portfolio company on non-accrual status with an aggregate fair value of $1,896, which represented approximately 0.09% of total investments at fair value.
Derivative Instruments and Hedging
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815, Derivatives and Hedging, further clarified by the FASB’s issuance of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging. The Company uses an interest rate swap to hedge the 2030 Notes (as defined in Note 7) and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the consolidated statements of operations. The Company designated its interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship and, as a result, the net change in the fair value of the hedging instrument is recorded in the same line item of the consolidated statements of operations as the hedged item.
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

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and nine months ended September 30, 2025 and September 30, 2024, the Company did not incur any excise tax.

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
Segment Reporting
The Company is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company's sole business activity is deriving investment income from its portfolio of investments. The Company's accounting policies are described in Note 2, Significant Accounting Policies. The Company's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Company's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statements of operations. The CODM also may evaluate performance through industry benchmarking analyses using metrics disclosed in Note 11, Consolidated Financial Highlights. Subject to the Board's oversight, Churchill manages the Company's day-to-day operations and provides investment advisory and management services. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statements of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Company has elected to be treated as a RIC under the Code, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Company generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Company. The Company is, however, subject to a federal excise tax and certain state and local taxes. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statement disclosures.

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information currently is not generally presented in the consolidated financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
3. INVESTMENTS
As of September 30, 2025 and December 31, 2024, the Company's investments consisted of the following (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,780,984	$1,768,014	89.84%	$1,893,409	$1,885,643	90.59%
Subordinated Debt[1]	175,427	158,927	8.08%	170,957	159,138	7.65%
Equity Investments	42,715	40,941	2.08%	34,209	36,598	1.76%
Total	$1,999,126	$1,967,882	100.00%	$2,098,575	$2,081,379	100.00%
____________________
1As of September 30, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $72,488, mezzanine debt of $83,950 and structured debt of $2,489; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $76,695, mezzanine debt of $94,207 and structured debt of $4,525.
As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of September 30, 2025 and December 31, 2024 was as follows:

Industry	September 30, 2025	December 31, 2024
Aerospace & Defense	1.68%	3.36%
Automotive	3.31%	3.33%
Banking, Finance, Insurance & Real Estate	3.62%	3.28%
Beverage, Food & Tobacco	7.58%	6.95%
Capital Equipment	5.43%	5.46%
Chemicals, Plastics & Rubber	1.16%	1.36%
Construction & Building	6.87%	5.54%
Consumer Goods: Durable	1.22%	0.97%
Consumer Goods: Non-durable	2.26%	2.34%
Containers, Packaging & Glass	4.03%	3.87%
Energy: Electricity	2.90%	2.50%
Environmental Industries	4.19%	3.85%
Healthcare & Pharmaceuticals	17.57%	14.47%
High Tech Industries	3.86%	8.65%
Hotel, Gaming & Leisure	0.16%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.89%	0.91%
Retail	—%	0.28%
Services: Business	16.49%	16.48%
Services: Consumer	4.40%	5.18%
Sovereign & Public Finance	0.69%	0.64%
Telecommunications	3.54%	3.19%
Transportation: Cargo	3.09%	2.95%
Transportation: Consumer	0.53%	0.62%
Utilities: Electric	1.66%	1.16%
Utilities: Water	0.53%	0.42%
Wholesale	1.41%	1.19%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,915,109	$1,884,073	95.74%	213.74%
Canada	43,288	43,264	2.20%	4.91%
Germany	27,590	27,669	1.41%	3.14%
United Kingdom	13,139	12,876	0.65%	1.46%
Total	$1,999,126	$1,967,882	100.00%	223.25%

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
As of September 30, 2025 and December 31, 2024, on a fair value basis, 94.17% and 94.68%, respectively, of the Company’s debt investments earn interest at a floating rate, and 5.83% and 5.32%, respectively, of the Company’s debt investments earn interest at a fixed rate.
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
As of September 30, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest expense on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $6 and $45 of unrealized gains, respectively, related to the interest rate swap and the hedged item, which are included in interest expense on the consolidated statements of operations. As of September 30, 2025, the fair value of the interest rate swap was $11,057, and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted, which is recorded separately. As of September 30, 2025, there was $10,410 of collateral received to cover collateral obligations under the terms of the ISDA Master Agreement, which is included in collateral due to broker on the consolidated statements of assets and liabilities.
The table below presents the carrying value of the unsecured borrowings as of September 30, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of September 30, 2025
	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$310,970	$10,970

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2025 and December 31, 2024, according to the fair value hierarchy:

As of September 30, 2025	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$7,955	$1,760,059	$—	$1,768,014
Subordinated Debt [1]	—	6,149	152,778	—	158,927
Equity Investments	—	—	34,417	6,524	40,941
Cash Equivalents	42,029	—	—	—	42,029
Total investments and cash equivalents	$42,029	$14,104	$1,947,254	$6,524	$2,009,911
Derivative asset	—	11,057	—	—	11,057
Total	$42,029	$25,161	$1,947,254	$6,524	$2,020,968
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $72,488, mezzanine debt of $83,950 and $2,489 of structured debt.
2 Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of June 30, 2025	$1,790,722	$160,006	$35,529	$1,986,257
Purchase of investments and other adjustments to cost (1)	28,804	3,444	1,598	33,846
Proceeds from principal repayments and sales of investments (1)	(54,682)	(2,270)	(1,440)	(58,392)
Payment-in-kind interest	517	1,852	—	2,369
Amortization of premium/accretion of discount, net	500	(25)	—	475
Net realized gain (loss) on investments	282	42	1,172	1,496
Net change in unrealized appreciation (depreciation) on investments	(349)	(1,410)	(2,442)	(4,201)
Transfers out of Level 3 (2)	(8,262)	(8,861)	—	(17,123)
Transfers to Level 3 (2)	2,527	—	—	2,527
Balance as of September 30, 2025	$1,760,059	$152,778	$34,417	$1,947,254

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$(244)	$(1,380)	$(1,668)	$(3,292)

	As of and for the Nine Months Ended September 30, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,806,850	$150,779	$36,598	$1,994,227
Purchase of investments and other adjustments to cost (1)	250,023	12,896	2,886	265,805
Proceeds from principal repayments and sales of investments (1)	(282,919)	(11,733)	(1,692)	(296,344)
Payment-in-kind interest	1,378	5,620	—	6,998
Amortization of premium/accretion of discount, net	1,197	259	1,595	3,051
Net realized gain (loss) on investments	(9,670)	148	1,321	(8,201)
Net change in unrealized appreciation (depreciation) on investments	(4,571)	(5,191)	(4,636)	(14,398)
Transfers out of Level 3 (2)	(15,433)	—	(1,655)	(17,088)
Transfers to Level 3 (2)	13,204	—	—	13,204
Balance as of September 30, 2025	$1,760,059	$152,778	$34,417	$1,947,254

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$(6,877)	$(5,157)	$(4,207)	$(16,241)
_______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
_______________
(1) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, transfers into and out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at September 30, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,722,303	Yield Method	Market Yield Discount Rates	7.37%	21.50%	9.41%
First-Lien Debt	11,079	Market Approach	EBITDA Multiple	6.25x	20.20x	12.22x
First-Lien Debt	3,082	Market Approach	Revenue Multiple	1.50x	1.50x	1.50x
Subordinated Debt	135,453	Yield Method	Market Yield Discount Rates	11.43%	27.00%	15.15%
Subordinated Debt	5,073	Market Approach	EBITDA Multiple	8.75x	8.75x	8.75x
Subordinated Debt	1,941	Market Approach	Revenue Multiple	1.20x	1.20x	1.20x
Subordinated Debt	2,317	Black-Scholes	EBITDA Multiple	6.11x	10.50x	8.47x
Equity	1,439	Yield Method	Market Yield Discount Rates	8.36%	16.41%	15.21%
Equity	31,380	Market Approach	EBITDA Multiple	6.11x	20.20x	12.58x
Total	$1,914,067
First-Lien Debt in the amount of $23,595, Subordinated Debt in the amount of $7,994 and equity investments in the amount of $1,598 at September 30, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Alternative valuation methodologies may be used as deemed appropriate, and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach.
Weighted average inputs are calculated based on the relative fair value of the investments.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s debt obligations were as follows:

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$—	$—	$106,000	$106,000
Revolving Credit Facility	55,500	55,500	237,750	237,750
2025 Debt / 2022 Debt	321,242	320,224	342,000	343,766
2023 Debt	213,572	214,289	214,429	217,446
2024 Debt	214,000	214,550	214,750	216,611
2030 Notes	310,970	309,930	—	—
Total	$1,115,284	$1,114,493	$1,114,929	$1,121,573
_______________
(1)Carrying value on the consolidated statements of assets and liabilities are net of deferred financing, issuance costs, and unamortized discount. Carrying value of the 2030 Notes reflects the cumulative hedging adjustments.

The carrying value of the Company's credit facilities approximates their fair value. These fair value measurements were based on significant inputs that are not observable and thus represent Level 3 measurements.
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
For the three and nine months ended September 30, 2025, base management fees were $5,128 and $14,221, respectively. For the three and nine months ended September 30, 2024, base management fees were $3,873 and $10,727, respectively. As of September 30, 2025 and December 31, 2024, $5,128 and $3,956, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
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

Under the Advisory Agreement, the second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 15.0% of the Company's realized capital gains as of the end of the fiscal year following the IPO. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses beginning with the calendar quarter in which the IPO was consummated, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company's portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment when sold and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment when sold is less than the amortized cost of such investment beginning with the calendar quarter in which this offering is consummated. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to the Company's portfolio of investments.

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

For the three and nine months ended September 30, 2025, income based incentive fees were $3,293 and $8,373, respectively, of which $0 and $2,253 were waived in accordance with the terms of the Advisory Agreement, respectively. For the three and nine months ended September 30, 2024, income based incentive fees of $5,496 and $13,030, respectively, were waived in accordance with the terms of the Advisory Agreement. As of September 30, 2025, $3,293 was payable to the Adviser related to income based incentive fees. As of December 31, 2024, the Adviser was not entitled to any incentive fees under the Advisory Agreement.

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
For the three and nine months ended September 30, 2025, the Company incurred $659 and $1,735, respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred $535 and $1,561, respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, fees of $807 and $981, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
The Board consists of six members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2025, the Company incurred $156 and $468, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred $128 and $383, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $156 and $128, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2025 and December 31, 2024, the Company owed the Adviser, Churchill and/or the Administrator on an aggregate basis $647 and $1,320, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2025 and December 31, 2024, asset coverage was 179.82% and 187.03%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended September 30,
	2025 (1)	2024
Borrowing interest expense	$—	$1,783
Unused fees	—	109
Amortization of deferred financing costs	—	73
Total interest and debt financing expenses	$—	$1,965
______________
(1)The Wells Fargo Financing Facility was repaid and terminated on January 23, 2025.
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Nine Months Ended September 30,
	2025 (1)	2024
Borrowing interest expense	$396	$5,596
Unused fees	55	285
Amortization of deferred financing costs	734	941
Total interest and debt financing expenses	$1,185	$6,822
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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Financing Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$—	$3,582
Unused fees	—	18
Amortization of deferred financing costs	—	112
Total interest and debt financing expenses	$—	$3,712

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the SMBC Financing Facility were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$—	$5,680
Unused fees	—	187
Amortization of deferred financing costs	—	333
Total interest and debt financing expenses	$—	$6,200

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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things, (i) extended the Commitment Termination Date and the Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250,000 to $325,000 and (iv) reduced (a) the applicable margin with respect to SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of September 30, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$1,015	$2,377
Unused fees	230	105
Amortization of deferred financing costs	120	130
Total interest and debt financing expenses	$1,365	$2,612
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Revolving Credit Facility were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$5,317	$4,091
Unused fees	646	437
Amortization of deferred financing costs	355	360
Total interest and debt financing expenses	$6,318	$4,888

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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$4,769	$6,204
Amortization of deferred financing costs	84	152
Total interest and debt financing expenses	$4,853	$6,356
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-I were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$14,565	$18,390
Amortization of deferred financing costs	957	452
Total interest and debt financing expenses	$15,522	$18,842

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
For the three months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$3,718	$4,280
Amortization of deferred financing costs	104	111
Total interest and debt financing expenses	$3,822	$4,391
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-II were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$11,056	$12,752
Amortization of deferred financing costs	279	332
Total interest and debt financing expenses	$11,335	$13,084

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

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$3,514	$4,061
Amortization of deferred financing costs	101	101
Total interest and debt financing expenses	$3,615	$4,162
For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the CLO-III were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$10,446	$8,804
Amortization of deferred financing costs	299	220
Total interest and debt financing expenses	$10,745	$9,024

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

For the three months ended September 30, 2025 and 2024, the component of interest expense related to the 2030 Notes were as follows:

	Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$5,337	$—
Accretion of original issue discount	28	—
Amortization of deferred issuance costs	192	—
Net fair value adjustment for hedging transaction	(6)	—
Total interest and debt financing expenses	$5,551	$—
For the nine months ended September 30, 2025 and 2024, the component of interest expense related to the 2030 Notes were as follows:

	Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$14,291	$—
Accretion of original issue discount	77	—
Amortization of deferred issuance costs	526	—
Net fair value adjustment for hedging transaction	(45)	—
Total interest and debt financing expenses	$14,849	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$321,242	$213,572	$214,000	$325,000	$1,373,814
Amount Outstanding (1)	300,000	321,242	213,572	214,000	55,500	1,104,314
Unused Portion (2)	—	—	—	—	269,500	269,500
Amount Available (3)	—	—	—	—	269,500	269,500
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
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended September 30,
	2025	2024
Interest expense	$18,353	$22,287
Unused fees	230	232
Accretion of original issue discount	28	—
Amortization of deferred financing or issuance costs	601	679
Net fair value adjustment for hedging transaction	(6)	—
Total interest and debt financing expenses	$19,206	$23,198
Average interest rate (1)	6.64%	7.74%
Average daily borrowings	$1,109,586	$1,156,703
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Interest expense	$56,071	$55,313
Unused fees	701	909
Accretion of original issue discount	77	—
Amortization of deferred financing or issuance costs	3,150	2,638
Net fair value adjustment for hedging transaction	(45)	—
Total interest and debt financing expenses	$59,954	$58,860
Average interest rate (1)	6.61%	7.70%
Average daily borrowings	$1,148,593	$974,676
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2025 and December 31, 2024:

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$55,500	$—	$—	$55,500	$—
CLO-I	321,242	—	—	—	321,242
CLO-II	213,572	—	—	—	213,572
CLO-III	214,000	—	—	—	214,000
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,104,314	$—	$—	$355,500	$748,814

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	$—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. While future events could occur that might lead to the enforcement of these provisions against the Company, the Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 and December 31, 2024 for any such exposure.
As of September 30, 2025 and December 31, 2024, the Company had the following unfunded investment commitments:

Portfolio Company	September 30, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,093	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,822	2,654
ACP Maverick Holdings, Inc. - Delayed Draw Loan	3,636	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	—	2,136
All4 Buyer, LLC - Delayed Draw Loan	2,385	—
AmerCareRoyal, LLC - Delayed Draw Loan	165	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Delayed Draw Loan	—	110
Apex Service Partners, LLC - Revolving Loan	55	18
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	699	792
Ascend Partner Services LLC - Delayed Draw Loan	3,014	12,642
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	—	106
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	—
Big Apple Advisory, LLC - Delayed Draw Loan	4,305	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	—
Bradford Soap International, Inc. - Delayed Draw Loan	1,000	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	2,760
Businessolver.com, Inc. - Delayed Draw Loan	206	873
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	3,499	4,999
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	1,763	3,012
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	521	1,872
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	156
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,825
Columbia Home Services LLC - Delayed Draw Loan	22	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,059
Davidson Hotel Company LLC - Delayed Draw Loan	1,010	1,052
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	—	3,830
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	—	1,671
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,518	15,639
Emburse, Inc. - Delayed Draw Loan	13	—
Emburse, Inc. - Revolving Loan	14	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	—	153
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,897	1,897
FH DMI Buyer, Inc. - Delayed Draw Loan	615	1,104

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
FirstCall Mechanical Group, LLC - Delayed Draw Loan	$4,400	$13,600
FoodScience, LLC - Delayed Draw Loan	4,228	6,322
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
GHR Healthcare, LLC - Delayed Draw Loan	2,594	2,594
Health Management Associates, Inc. - Delayed Draw Loan	—	754
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,428
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,415
High Bar Brands Operating, LLC - Delayed Draw Loan	596	596
HMN Acquirer Corp. - Delayed Draw Loan	2,426	2,426
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	21	—
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,979
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	2,303	3,598
Kenco PPC Buyer LLC - Delayed Draw Loan	4,111	7,950
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	4,574	6,214
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	637	2,188
Lavie Group, Inc. - Delayed Draw Loan	736	—
Liberty Buyer, Inc. (Liberty Group) - Delayed Draw Loan	—	449
Low Voltage Holdings Inc. - Delayed Draw Loan	735	—
Low Voltage Holdings Inc. - Revolving Loan	352	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	281	5,912
MEI Buyer LLC - Delayed Draw Loan	1,574	—
Mobile Communications America, Inc. - Delayed Draw Loan	1,519	4,826
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	—
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	4,465	4,465
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	4,053	1,639
North Haven Spartan US Holdco LLC - Delayed Draw Loan	1,630	3,260
Online Labels Group, LLC - Delayed Draw Loan	605	806
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	15,118	15,117
Ovation Holdings, Inc - Delayed Draw Loan	1,317	7,901
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	—	1,715
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	2,242
PN Buyer, Inc. - Delayed Draw Loan	1,111	—
Promptcare Infusion Buyer, Inc. - Delayed Draw Loan	1,437	1,437
PT Intermediate Holdings III, LLC - Delayed Draw Loan	—	1,106
RailPros Parent, LLC - Delayed Draw Loan	21	—
RailPros Parent, LLC - Revolving Loan	11	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	1,086	2,636
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	2,022	—
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	1,956	—
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	—	1,773
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC	17	—
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	236	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	57
RMS Energy Borrower LLC - Delayed Draw Loan	1,231	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2025	December 31, 2024
Rose Paving, LLC - Delayed Draw Loan	$191	$191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	2,710	—
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,914	—
SCIC Buyer, Inc. - Delayed Draw Loan	3,106	—
SI Solutions, LLC - Delayed Draw Loan	4,481	5,601
Signia Aerospace, LLC - Delayed Draw Loan	—	122
Smith & Howard Advisory LLC - Delayed Draw Loan	112	2,351
Swoop Intermediate III, Inc. - Delayed Draw Loan	4,928	—
Swoop Intermediate III, Inc. - Revolving Loan	1,776	—
Syndigo LLC - Revolving Loan	592	—
Tau Buyer, LLC - Delayed Draw Loan	1,971	—
Tau Buyer, LLC - Revolving Loan	1,536	—
TBRS, Inc. - Delayed Draw Loan	1,074	2,209
TBRS, Inc. - Revolving Loan	1,319	1,322
Thermostat Purchaser III, Inc. - Delayed Draw Loan	—	2,787
Thompson Safety LLC - Delayed Draw Loan	91	—
Thompson Safety LLC - Revolving Loan	9	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	4,085	4,085
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	—	422
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	1,070	1,437
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	996	2,703
Vensure Employer Services, Inc. - Delayed Draw Loan	216	567
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,059	1,284
Vessco Midco Holdings, LLC - Delayed Draw Loan	2,086	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,880	1,796
Wellspring Pharmaceutical Corporation - Delayed Draw Loan	—	1,190
WSB Engineering Holdings Inc. - Delayed Draw Loan	—	566
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,448
Total unfunded commitments	$191,650	$235,678
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of September 30, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.

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
In connection with the Private Offerings and prior to April 28, 2023 (the final closing of the Private Offering), the Company entered into subscription agreements with investors, pursuant to which investors were required to fund drawdowns to purchase the Company's shares of common stock up to the amount of their respective capital commitment each time the Company delivered a drawdown notice. As of January 5, 2024, all capital commitments in the amount of $906,408 had been drawn.
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
As of September 30, 2025, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (1)
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Shares
April 30, 2025	June 30, 2025	July 28, 2025	52,892 (1)
February 19, 2025	March 31, 2025	April 28, 2025	60,278 (1)
January 10, 2024	February 12, 2025	April 28, 2025	35,267 (1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment plan for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Shares
May 1, 2024	June 28, 2024	July 29, 2024	168,527 (1)
January 10, 2024	May 13, 2024	July 29, 2024	37,333 (1)
January 10, 2024	March 30, 2024	April 29, 2024	189,256 (1)
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024, April 29, 2024, and July 29, 2024, 185,541, 189,256 and 205,860 shares were newly issued under the dividend reinvestment plan, respectively.

Share Repurchase Plan

On March 5, 2024, the Company entered into a share repurchase plan (the “Company 10b5-1 Plan”), which permitted the Company to purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The Company 10b5-1 Plan required BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share was below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent increased the volume of purchases made as the price of the shares of the Company's common stock declined, subject to volume restrictions. The timing and amount of any share repurchases depended on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of the Company's common stock and trading volumes.

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Company 10b5-1 Plan for an additional 12-month period and amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equaled $99,275 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99,275, and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Company10b5-1 Plan terminated (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
July 1, 2025 - July 21, 2025	161,033	16.70	2,689	—
Total	5,943,585		$99,275

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (dollar amounts in thousands, except share and per share data):

	Three Months Ended September 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$18,658	$36,643
Weighted average common shares outstanding - basic and diluted	49,403,696	54,688,860
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.38	$0.67

	Nine Months Ended September 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$49,695	$86,872
Weighted average common shares outstanding - basic and diluted	50,589,299	54,080,979
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.98	$1.61

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$18.18	$18.13
Net investment income (1)	1.42	1.71
Net realized gain (loss) (1)	(0.16)	(0.03)
Net change in unrealized gain (loss) (1)	(0.28)	(0.07)
Net increase (decrease) in net assets resulting from operations (1)	0.98	1.61
Shareholder distributions (2)	(1.45)	(1.55)
Other (3)	0.14	(0.04)
Net asset value, end of period	$17.85	$18.15

Net assets, end of period	$881,485	$990,609
Shares outstanding, end of period	49,387,065	54,571,650
Per share market value, end of period	$13.80	$17.42
Total return based on market value (4)	(9.86)%	5.41%
Total return based on net asset value (5)	7.61%	9.36%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	12.92%	12.60%
Ratio of net expenses to average net assets after waived fees (6)	12.67%	10.73%
Ratio of net investment income to average net assets (6)	10.39%	13.24%
Portfolio turnover rate (7)	13.32%	16.62%
Asset coverage ratio (8)	179.82%	189.89%
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
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. For the nine months ended September 30, 2024, the beginning market value per share is based on the initial public offering price of $18.05 per share. Total return based on market value is not annualized.
(5)Total return based on NAV is calculated as the change in NAV per share during the respective period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share and is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2025 and 2024 was 8.76% and 8.45%, respectively. Average net assets is calculated utilizing quarterly net assets. Ratios, except for incentive fee waived, are annualized. Incentive fees waived is accounted for through the expiration date of the waiver and is not annualized.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.
Advisory Agreement Renewal

On October 29, 2025, the Board, including all of the Independent Directors, approved the renewal of each Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such directors as required by the 1940 Act for an additional one-year term expiring on December 1, 2026.

Dividend Declaration
On October 29, 2025, the Board declared a regular dividend of $0.45 per share payable on or around January 27, 2026 to shareholders of record as of December 31, 2025.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2025 and 2024 is presented below (dollar amounts in thousands):

	Three Months Ended September 30,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$29,236	$225,612
Net investments funded	36,277	203,159
Investments sold or repaid	(61,324)	(155,616)
Net funded investment activity	$(25,047)	$47,543

Gross commitments at par [1]
First-Lien Debt	$22,100	$221,097
Subordinated Debt	3,072	3,145
Equity Investments	4,064	1,370
Total gross commitments	$29,236	$225,612

Portfolio company activity
Portfolio companies, beginning of period	207	198
Number of new portfolio companies	10	18
Number of exited portfolio companies	(4)	(14)
Portfolio companies, end of period	213	202
Count of investments	499	457
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.17%	9.63%
Weighted average annual interest rate on new floating rate debt investments at par	8.64%	9.59%
Weighted average spread on new floating rate debt investments at par	4.66%	5.00%
Weighted average annual coupon on new fixed rate debt investments at par	13.00%	13.67%

	Nine Months Ended September 30,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$243,173	$792,645
Net investments funded	270,357	712,464
Investments sold or repaid	(371,876)	(310,489)
Net funded investment activity	$(101,519)	$401,975

Gross commitments at par [1]
First-Lien Debt	$219,319	$765,339
Subordinated Debt	16,402	22,961
Equity Investments	7,452	4,345
Total gross commitments	$243,173	$792,645

Portfolio company activity
Portfolio companies, beginning of period	210	179
Number of new portfolio companies	36	52
Number of exited portfolio companies	(33)	(29)
Portfolio companies, end of period	213	202
Count of investments	499	457
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.30%	10.16%
Weighted average annual interest rate on new floating rate debt investments at par	9.05%	10.06%
Weighted average spread on new floating rate debt investments at par	4.79%	4.95%
Weighted average annual coupon on new fixed rate debt investments at par	12.65%	13.79%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of September 30, 2025, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $75.51 million.1
•Weighted average of 2.34x interest coverage ratio for our first-lien loans2
•Weighted average of 5.00x net leverage.3
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 78.18% of our total investments, and 87.02% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,780,984	$1,768,014	89.84%	$1,893,409	$1,885,643	90.59%
Subordinated Debt [1]	175,427	158,927	8.08%	170,957	159,138	7.65%
Equity Investments	42,715	40,941	2.08%	34,209	36,598	1.76%
Total	$1,999,126	$1,967,882	100.00%	$2,098,575	$2,081,379	100.00%
Largest portfolio company investment	$30,995	$31,080	1.58%	$31,179	$31,074	1.49%
Average portfolio company investment	$9,386	$9,239	0.47%	$9,993	$9,911	0.48%
_____________________
1As of September 30, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $72,488, mezzanine debt of $83,950 and structured debt of $2,489 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $76,695, mezzanine debt of $94,207 and structured debt of $4,525 at cost.
As of December 31, 2024, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at cost.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2025 and December 31, 2024 was as follows:

Industry	September 30, 2025	December 31, 2024
Aerospace & Defense	1.68%	3.36%
Automotive	3.31%	3.33%
Banking, Finance, Insurance & Real Estate	3.62%	3.28%
Beverage, Food & Tobacco	7.58%	6.95%
Capital Equipment	5.43%	5.46%
Chemicals, Plastics & Rubber	1.16%	1.36%
Construction & Building	6.87%	5.54%
Consumer Goods: Durable	1.22%	0.97%
Consumer Goods: Non-durable	2.26%	2.34%
Containers, Packaging & Glass	4.03%	3.87%
Energy: Electricity	2.90%	2.50%
Environmental Industries	4.19%	3.85%
Healthcare & Pharmaceuticals	17.57%	14.47%
High Tech Industries	3.86%	8.65%
Hotel, Gaming & Leisure	0.16%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.89%	0.91%
Retail	—%	0.28%
Services: Business	16.49%	16.48%
Services: Consumer	4.40%	5.18%
Sovereign & Public Finance	0.69%	0.64%
Telecommunications	3.54%	3.19%
Transportation: Cargo	3.09%	2.95%
Transportation: Consumer	0.53%	0.62%
Utilities: Electric	1.66%	1.16%
Utilities: Water	0.53%	0.42%
Wholesale	1.41%	1.19%
Total	100.00%	100.00%
The weighted average yields of our investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost [1]	9.92%	10.33%
Weighted average yield on debt and income producing investments, at fair value [2]	10.01%	10.41%
Percentage of debt investments bearing a floating rate	94.17%	94.68%
Percentage of debt investments bearing a fixed rate	5.83%	5.32%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of September 30, 2025 was 9.82%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024, was 10.30%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of September 30, 2025 was 9.97%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024, was 10.40%.

As of September 30, 2025, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 99.10% and 99.09% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 10.33% to 9.92% from December 31, 2024 to September 30, 2025. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.

Private equity mergers and acquisitions activity continued its recovery momentum through the third quarter of 2025, building on the rebound that began late in the second quarter of 2025 following earlier disruptions arising from U.S. global trade policy uncertainty. Stabilizing market conditions and renewed sponsor confidence in the macro-environment contributed to increased transaction execution. Repayment activity increased during the third quarter of 2025, driven by a combination of new transactions and selective refinancing activity, as borrowers capitalized on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from increased market opportunities.
Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions will not adversely impact certain of our portfolio companies, which could impact our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	133,389	6.78%	7	161,544	7.76%	11
4	1,536,335	78.07%	162	1,653,474	79.43%	158
5	153,300	7.79%	20	144,160	6.93%	24
6	104,198	5.29%	16	73,627	3.54%	10
7	38,164	1.94%	7	46,145	2.22%	6
8	2,496	0.13%	1	2,429	0.12%	1
9	—	—%	—	—	—%	—
10	—	—%	—	—	—%	—
Total	$1,967,882	100.00%	213	$2,081,379	100.00%	210
As of September 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.2 and 4.1, respectively. As of September 30, 2025, there were investments in three portfolio companies on non-accrual with an aggregate cost of $18.6 million, which represented approximately 0.93% of total investments at cost. As of December 31, 2024, there were investments in one portfolio company on non-accrual with an aggregate cost of $7.3 million, which represented approximately 0.35% of total investments at cost.

Results of Operations
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars amounts in thousands):

	Three Months Ended September 30,
	2025	2024
Investment income:
Interest income	$48,227	$57,317
Payment-in-kind interest income	2,369	2,503
Dividend income	286	16
Other income	224	444
Total investment income	51,106	60,280

Expenses:
Interest and debt financing expenses	19,206	23,198
Management fees	5,128	3,873
Incentive fees on net investment income	3,293	5,496
Professional fees	709	912
Directors' fees	156	128
Administration fees	659	535
Other general and administrative expenses	569	145
Total expenses before incentive fees waived	29,720	34,287
Incentive fees waived	—	(5,496)
Net expenses after incentive fees waived	29,720	28,791
Net investment income	21,386	31,489

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	1,521	1,086
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(4,245)	4,050
Income tax (provision) benefit	(4)	18
Total net change in unrealized appreciation (depreciation):	(4,249)	4,068
Total net realized and unrealized gain (loss) on investments	(2,728)	5,154

Net increase (decrease) in net assets resulting from operations	$18,658	$36,643

	Nine Months Ended September 30,
	2025	2024
Investment income:
Interest income	$149,286	$159,413
Payment-in-kind interest income	6,998	6,024
Dividend income	402	357
Other income	1,138	1,170
Total investment income	157,824	166,964

Expenses:
Interest and debt financing expenses	59,954	58,860
Management fees	14,221	10,727
Incentive fees on net investment income	8,373	13,030
Professional fees	2,310	2,315
Directors' fees	468	383
Administration fees	1,735	1,561
Other general and administrative expenses	1,322	888
Total expenses before incentive fees waived	88,383	87,764
Incentive fees waived	(2,253)	(13,030)
Net expenses after incentive fees waived	86,130	74,734
Net investment income	71,694	92,230

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(8,078)	(1,522)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(14,048)	(3,995)
Income tax (provision) benefit	127	159
Total net change in unrealized appreciation (depreciation):	(13,921)	(3,836)
Total net realized and unrealized gain (loss) on investments	(21,999)	(5,358)

Net increase (decrease) in net assets resulting from operations	$49,695	$86,872
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income
Investment income for the three and nine months ended September 30, 2025 was $51.1 million and $157.8 million, respectively, compared to $60.3 million and $167.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and September 30, 2024, the size of our portfolio was $2.0 billion and $2.1 billion, at cost, respectively. As of September 30, 2025, the weighted average yield of our debt and income producing investments decreased to 9.92% from 10.86% as of September 30, 2024, at cost, primarily due to overall tightening of spreads in newly originated investments and the decline in base interest rates. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Expenses
Net expenses increased to $29.7 million and $86.1 million for the three and nine months ended September 30, 2025, respectively, from $28.8 million and $74.7 million for the three and nine months ended September 30, 2024, respectively.
Interest and debt financing expenses decreased for the three months ended September 30, 2025 compared to the the three months ended September 30, 2024, primarily due to lower average daily borrowings and a lower average annual interest rate. Interest and debt financing expenses increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to higher average daily borrowings and one-time costs associated with debt facility refinancings completed during the first quarter of 2025, as further described below in Borrowings. Average daily borrowings increased during the nine months ended September 30, 2025 primarily due to the issuance of the 2030 Notes and the increase in borrowings on the Revolving Credit Facility (each defined below). For the nine months ended September 30, 2025, we recorded $1.4 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs from these refinancing transactions. The average daily borrowings for the three and nine months ended September 30, 2025 were $1.1 billion and $1.1 billion, respectively, compared to $1.2 billion and $974.7 million for the three and nine months ended September 30, 2024, respectively. The average annual interest rate for the three and nine months ended September 30, 2025 was 6.64% and 6.61%, respectively, compared to 7.74% and 7.70% for the three and nine months ended September 30, 2024, respectively.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00%. The increase in management fees for the three and nine months ended September 30, 2025 from the comparable periods in 2024 was primarily attributable to the increase in the management fee base rate.
In addition, in accordance with the terms of the Advisory Agreement, the Adviser's waiver of incentive fees on income and on capital gains expired effective March 31, 2025. For the three months ended September 30, 2025, income-based incentive fees totaled $3.3 million. For the nine months ended September 30, 2025, income-based incentive fees totaled $8.4 million, of which $2.3 million was waived during the first quarter of 2025 when the fee waiver was in effect. For the three and nine months ended September 30, 2024, income-based incentive fees of $5.5 million and $13.0 million, respectively, were waived in full in accordance with the terms of the Advisory Agreement. As of September 30, 2025, income-based incentive fees payable to the Adviser totaled $3.3 million. No capital gains incentive fees were incurred during the three and nine months ended September 30, 2025 or 2024.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three and nine months ended September 30, 2025 were $1.9 million and $5.4 million, respectively, compared to $1.6 million and $4.8 million for the three and nine months ended September 30, 2024, respectively.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended September 30, 2025, we had a net realized gain on investments of $1.5 million compared to a net realized gain of $1.1 million for the three months ended September 30, 2024. The net realized gain for the three months ended September 30, 2025 was primarily driven by a realization of an equity investment during the period. For the nine months ended September 30, 2025, we had a net realized loss on investments of $(8.1) million, compared to a net realized loss of $(1.5) million for the nine months ended September 30, 2024, respectively. The net realized loss for the nine months ended September 30, 2025 was primarily driven by the restructuring of an underperforming debt position offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(4.2) million for the three months ended September 30, 2025, which resulted primarily from decreases in fair value of certain underperforming portfolio investments. We recorded a net change in unrealized loss of $(14.0) million for the nine months ended September 30, 2025, which resulted primarily from decreases in fair value of certain underperforming portfolio companies, partially offset by the reversal of an unrealized loss on a debt position that was restructured during the period.
We recorded a net change in unrealized gain of $4.1 million for the three months ended September 30, 2024, which resulted from an increase in fair value primarily attributable to market spread tightening and net positive credit performance of our portfolio companies in the third quarter of 2024. We recorded a net change in unrealized loss of $(4.0) million for the nine months ended September 30, 2024, which resulted from a decrease in fair value of two underperforming portfolio companies in the second quarter of 2024, partially offset by unrealized gains driven primarily from a reversal of unrealized losses on certain of our underperforming debt positions that were ultimately realized in the first quarter of 2024 and the overall tightening in market spreads.

Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our Revolving Credit Facility (as defined below) and CLO debt issuances (discussed further below). Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, and (iv) cash distributions to the holders of our shares.
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
As of September 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, debt securitizations, and an unsecured note issuance. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 179.82% and 187.03%, respectively.
Cash and cash equivalents as of September 30, 2025, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had $269.5 million available under our Revolving Credit Facility.
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
For the nine months ended September 30, 2025, our cash and cash equivalents balance increased by $3.0 million. During that period, $165.6 million was provided by operating activities, primarily relating to repayments and sales of investments in portfolio companies of $371.9 million offset by investment purchases of $270.4 million . During the same period, $162.6 million was used in financing activities, consisting primarily of net of repayments of secured borrowings of $11.2 million, shareholder distributions of $80.0 million and repurchases of common shares of $65.7 million.
For the nine months ended September 30, 2024, our cash and cash equivalents balance increased by $1.9 million. During that period, $309.2 million was used in operating activities, primarily relating to investment purchases of $712.5 million, offset by $310.5 million in repayments and sales of investments in portfolio companies. During the same period, $311.1 million was provided by financing activities, consisting primarily of proceeds from issuance of shares and proceeds from secured borrowings of $241.7 million and $717.8 million, respectively, net of shareholder distributions and repayments of secured borrowings of $67.4 million and $567.7 million, respectively.

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
Private Offerings
In connection with our Private Offerings and prior to April 28, 2023 (the final closing of the Private Offering), we entered into subscription agreements with investors, pursuant to which investors were required to fund drawdowns to purchase our shares of common stock up to the amount of their respective capital commitment each time we delivered a drawdown notice. As of January 5, 2024, all capital commitments in the amount of $906.4 million had been drawn.
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
As of September 30, 2025, we had not sold any shares of common stock through the ATM Program.

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
The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (1)
July 31, 2024	September 30, 2024	October 28, 2024	0.45
May 1, 2024	June 28, 2024	July 29, 2024	0.45
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
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

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Shares
April 30, 2025	June 30, 2025	July 28, 2025	52,892 (1)
February 19, 2025	March 31, 2025	April 28, 2025	60,278 (1)
January 10, 2024	February 12, 2025	April 28, 2025	35,267 (1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401 (1)
January 10, 2024	November 11, 2024	January 28, 2025	5,035 (1)
________________
(1)    In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Shares
May 1, 2024	June 28, 2024	July 29, 2024	168,527 (1)
January 10, 2024	May 13, 2024	July 29, 2024	37,333 (1)
January 10, 2024	March 30, 2024	April 29, 2024	189,256 (1)
December 28, 2023	December 29, 2023	January 10, 2024	185,541 (1)
________________
(1)    In connection with the distributions with payment date on January 10, 2024 and April 29, 2024, 185,541, 189,256 and 205,860 shares were newly issued under the dividend reinvestment plan respectively.
Share Repurchase Plan
On March 5, 2024, we entered into a share repurchase plan (the “Company 10b5-1 Plan”), which permitted us to purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its net asset value (“NAV”) per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company 10b5-1 Plan required BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share was below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent increased the volume of purchases made as the price of the shares of the our common stock declined, subject to volume restrictions. The timing and amount of any share repurchases depended on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of our common stock and trading volumes.

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Company 10b5-1 Plan for an additional 12-month period, and amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equaled $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99.3 million and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through September 30, 2025 (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
July 1, 2025 - July 21, 2025	161,033	16.70	2,689	—
Total	5,943,585		$99,275

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

The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things: (i) extended the Commitment Termination Date and the Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250 million to $325 million and (iv) reduced (a) the applicable margin with respect to the SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. We may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of September 30, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
CLO-I Refinancing
On March 20, 2025 (the “ CLO-I Refinancing Date”), the Company completed a $458 million refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").

The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1.9 million of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233.25 million of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56.25 million of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136.58 million of Subordinated 2025 Notes, which do not bear interest, and of which $79.325 million were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

As part of the CLO-I Refinancing, on the CLO-I Refinancing Date, the CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30.0 million of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

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

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$55,500	$—	$—	$55,500	$—
CLO-I	321,242	—	—	—	321,242
CLO-II	213,572	—	—	—	213,572
CLO-III	214,000	—	—	—	214,000
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,104,314	$—	$—	$355,500	$748,814

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179
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

See the following footnotes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q: (i) Note 2 for additional disclosures regarding our accounting for derivative instruments designated in a hedge accounting relationship; (ii) Note 4 for additional disclosures regarding these derivative instruments; and (iii) Note 5 for additional disclosures regarding the carrying value of our borrowings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement;
•the CAM Sub-Advisory Agreement;
•the NAM Sub-Advisory Agreement; and
•the Administration Agreement.

On August 5, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2025 and December 31, 2024. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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
We apply the practical expedient relating to investments in certain portfolio companies that calculate NAV per share (or its equivalent). U.S. GAAP permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy, as described below.
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
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 2 and Note 5 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.
Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment using the specific identification method.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of September 30, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
Advisory Agreement Renewal
On October 29, 2025, the Board, including all of the Independent Directors, approved the renewal of each Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such directors as required by the 1940 Act for an additional one-year term expiring on December 1, 2026.

Dividend Declaration
On October 29, 2025, the Board declared a regular dividend of $0.45 per share payable on or around January 27, 2026 to shareholders of record as of December 31, 2025.
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

The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025 and October 29, 2025, bringing the benchmark rate to the 3.75% to 4.00% range. While Federal Reserve officials had previously indicated the likelihood of three total rate cuts in 2025, the post-meeting statement following the October cut did not provide direction on plans for the December 2025 meeting. Given the evolving economic environment and continued focus on monitoring inflationary pressures, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of September 30, 2025, on a fair value basis, approximately 5.83% of our debt investments bear interest at a fixed rate and approximately 94.17% of our debt investments bear interest at a floating rate. As of September 30, 2025, 99.95% of our floating rate debt and income producing investments are subject to interest rate floors. Our revolving credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held during the nine months ended September 30, 2025. Interest expense is calculated based on the terms of our debt obligations using the outstanding balances as of September 30, 2025. Interest expense on our debt obligations is calculated using the interest rates as of September 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025.
Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income(2)
-300 Basis Points	$(41,342)	$(24,779)	$(16,563)
-200 Basis Points	$(27,580)	$(16,519)	$(11,061)
-100 Basis Points	$(13,793)	$(8,260)	$(5,533)
+100 Basis Points	$13,793	$8,260	$5,533
+200 Basis Points	$27,587	$16,519	$11,068
+300 Basis Points	$41,380	$24,779	$16,601
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
Based on that evaluation, we, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Issuer Purchases of Equity Securities
On March 5, 2024, the Company entered into a share repurchase plan (as amended, the “Company 10b5-1 Plan”), which permitted the Company to purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period. Any purchase of the shares pursuant to the Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan required BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share was below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent increased the volume of purchases made as the price of the shares of the Company's common stock declined, subject to volume restrictions. The timing and amount of any share repurchases depended on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of the Company's common stock and trading volumes.

The Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Company 10b5-1 Plan for an additional 12-month period and amended certain terms of the Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equaled $99.3 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan reached $99.3 million and the Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through September 30, 2025 (dollar amounts in thousands, except share and per share data):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	104,075	$17.57	$1,828	$97,447
May 1, 2024 - May 31, 2024	96,598	17.56	1,696	95,751
June 1, 2024 - June 30, 2024	91,637	17.73	1,625	94,126
July 1, 2024 - July 31, 2024	75,675	17.61	1,333	92,793
August 1, 2024 - August 31, 2024	154,668	17.24	2,666	90,127
September 1, 2024 - September 30, 2024	109,646	17.69	1,940	88,187
October 1, 2024 - October 31, 2024	155,122	17.27	2,680	85,508
November 1, 2024 - November 30, 2024	375,949	17.06	6,412	79,095
December 1, 2024 - December 31, 2024	780,004	17.11	13,349	65,746
January 1, 2025 - January 31, 2025	972,752	16.74	16,289	49,458
February 1, 2025 - February 28, 2025	490,615	17.44	8,557	40,900
March 1, 2025 - March 31, 2025	706,657	17.28	12,210	28,689
April 1, 2025 - April 30, 2025	805,272	15.32	12,334	16,356
May 1, 2025 - May 31, 2025	602,662	15.63	9,417	6,939
June 1, 2025 - June 30, 2025	261,220	16.27	4,250	2,689
July 1, 2025 - July 21, 2025	161,033	16.70	2,689	—
Total	5,943,585		$99,275

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

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Stock Certificate (1)

4.2	Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.3	First Supplemental Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.4	Form of Global Note with respect to the 6.650% Notes due 2030 (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 3, 2025