Form 10-K
period 2025-12-31
Nuveen Churchill Direct Lending Corp.
filed 2026-02-26
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act..  Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2025, based on the closing price of $16.19 per share on the New York Stock Exchange, was approximately $691.9 million. As of February 25, 2026, the registrant had 49,387,065 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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
•the term “Advisers” collectively refers to the Adviser, Churchill and Nuveen Asset Management;
•the term “Administrator” refers to Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), which serves as our administrator, pursuant to the Administration Agreement, dated December 31, 2019 (the “Administration Agreement”); and
•the term “committed capital” refers to the capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below): (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years; (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years; and (iii) committed capital in respect of secondaries includes commitments made by TIAA, which includes the aggregate commitment made by TIAA since the inception of the strategy in 2022 and inclusive of the current year's allocation. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.

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
Under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their staff.
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
In addition to serving as our Sub-Adviser, Churchill manages other middle market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, CLOs and separate accounts, Nuveen Churchill Private Capital Income Fund and Nuveen Churchill BDC V, each a BDC, and NC SLF Inc. and Corient Registered Alternatives Fund, each closed-end investment companies registered under the 1940 Act.

Churchill manages (directly or as a sub-adviser) over $63 billion of committed capital across its integrated capital solutions platform as of January 1, 2026. Churchill manages a range of vehicles, including BDCs, registered closed-end investment companies, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its over $63 billion of committed capital across the platform, Churchill manages over $12 billion in limited partner capital commitments to approximately 350 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $34 billion of committed capital dedicated to middle market private credit as of January 1, 2026, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
The Investment Committee
All investment decisions for the Company require the unanimous approval of the members of an investment committee dedicated to management of the Company’s portfolio (the “Investment Committee”) comprised of Churchill Founders, Kenneth Kencel and Randy Schwimmer, together with the head of Senior Lending, Mathew Linett and the head of Private Equity and Junior Capital Solutions, Jason Strife. The Investment Committee is responsible for managing the investment program for the Company, which is sourced by Churchill’s separate and distinct investment committees dedicated to senior loan investments and junior capital opportunities, respectively.
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
Incentive Fee
Under the Advisory Agreement, the Adviser waived the incentive fee on income and incentive fee on capital gains for the first five quarters beginning with the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024 through the calendar quarter ended March 31, 2025). Following the expiration of the fee waiver, the Company pays an incentive fee to the Adviser that consists of two parts. The incentive fees are based on our income and our capital gains, each as described below. The portion of the incentive fee based on income is calculated, subject to a cap (the “Incentive Fee Cap”), and payable quarterly in arrears based on pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) (such period, the “Trailing Twelve Quarters”) commencing from the beginning of the calendar quarter in which the IPO was consummated (i.e., beginning with the calendar quarter ended March 31, 2024), as follows:

•no incentive fee in any calendar quarter in which the aggregate pre-incentive fee net investment income (as defined below) in respect of the Trailing Twelve Quarters does not exceed the hurdle rate of 1.50% (6% annually) for such Trailing Twelve Quarters;

•100% of our aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.7647% in any calendar quarter following the consummation of the IPO. We refer to this portion of our pre-incentive fee net investment income as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15% of the pre-incentive fee net investment income as if a hurdle rate did not apply if the pre-investment fee net investment income exceeds 1.7647% multiplied by our NAV at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters; and

•15% of the aggregate pre-incentive fee net investment income, if any, in respect of the Trailing Twelve Quarters that exceeds 1.7647%.

Under the Advisory Agreement, the incentive fee on income for a particular quarter is subject to the Incentive Fee Cap. The Incentive Fee Cap is equal to the difference between (x) 15% of the Cumulative Pre-Incentive Fee Net Return (as defined below) over the relevant Trailing Twelve Quarters and (y) the aggregate incentive fee on income that was paid to the Adviser by us in respect of the first eleven calendar quarters (or, if fewer, the number of calendar quarters beginning with the calendar quarter in which the IPO was consummated) included in the relevant Trailing Twelve Quarters.
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
Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the relevant calendar quarters, minus operating expenses for the relevant calendar quarters (including the management fee, any expenses payable under the Administration Agreement, interest expense and dividends paid on any outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred shares with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never received.
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
In determining the capital gains incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses beginning with the calendar quarter in which the IPO was consummated, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment beginning with the calendar quarter in which this offering is consummated. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serve as the basis for the calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains and less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.
The Adviser retains 32.5% of any incentive fee. The remaining amount will be paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.
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
Nuveen Asset Management conducts its high yield corporate and leveraged loan investment activities through its leveraged finance platform (“Nuveen Leveraged Finance”), offering investors access to high yield, leveraged loan and alternative credit strategies that draw upon Nuveen’s size and scale. Nuveen provides a comprehensive range of outcome-focused investment solutions designed to secure the long-term financial goals of institutional and individual investors. As the investment management business of TIAA, Nuveen has approximately $1.4 trillion in assets under management as of December 31, 2025, with its affiliates offering deep expertise across a comprehensive range of traditional and alternative investments through a wide array of vehicles and customized strategies.
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
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing over $63 billion in committed capital as of January 1, 2026 and deploying over $16 billion in the year ended December 31, 2025 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With over 200 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Palm Beach Gardens, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.
Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.4 trillion assets under management as of December 31, 2025, of which approximately $143 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the fourth largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 140 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

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
Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 750 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of the over $63 billion of committed capital as of January 1, 2026, over $12 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 350 private equity funds primarily focused on the U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 75% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2025. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

Many of Churchill’s senior management and investment team members have held senior positions at other middle market lending firms and continue to maintain strong relationships with numerous active participants in the segment. These long-established relationships help source incremental investment opportunities and contribute to the high levels of deal flow with approximately 1,200 first-lien senior secured debt and unitranche loan investment opportunities reviewed per year. In contrast, peer lenders who focus primarily on lead agency roles often can find themselves in direct competition with one another adversely impacting deal flow and selectivity. Churchill’s dual sourcing model emphasizes long-term partnerships, ensuring that Churchill can focus exclusively on investment credit quality. We believe we are well-positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored middle market companies.

1Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 75, December 2025 Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

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

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average over 25 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 950 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett, Shai Vichness, Keven Meyer, Jill White and Kelli Marti (solely with respect to upper middle market senior loans) who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

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

High-Quality Private Equity Sponsors

We focus on participating in transactions sponsored by what we believe to be high-quality private equity firms, as primarily determined by a private equity firm’s record of historical investment performance. Target investment opportunities typically include transactions where a private equity sponsor is willing to contribute significant equity capital as a percentage of enterprise value. We believe that private equity sponsors with significant equity capital at risk generally have the ability and strong incentive to support a borrower through a challenging economic environment with a variety of managerial, operational and financial resources, including potentially providing additional capital to the borrowers. We also evaluate a private equity sponsor’s role in the target company’s corporate governance and management which means the private equity sponsor is more likely to have an active and influential role in the target company’s operations and day-to-day activities. These factors, if identified, provide additional comfort and protection for our investments.

Portfolio Composition
As of December 31, 2025 and 2024, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$1,773,647	$1,756,620	89.51%	$1,893,409	$1,885,643	90.59%
Subordinated Debt [1]	179,656	161,374	8.22%	170,957	159,138	7.65%
Equity Investments	47,904	44,455	2.27%	34,209	36,598	1.76%
Total	$2,001,207	$1,962,449	100.00%	$2,098,575	$2,081,379	100.00%
Largest portfolio company investment	$30,926	$30,870	1.57%	$31,179	$31,074	1.49%
Average portfolio company investment	$8,816	$8,645	0.44%	$9,993	$9,911	0.48%
1As of December 31, 2025, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and $2,479 of structured debt at fair value and second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and $4,583 of structured debt at amortized cost.
As of December 31, 2024, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt at fair value and second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and $4,357 of structured debt at amortized cost.
The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 and 2024 was as follows:

Industry Composition	December 31, 2025	December 31, 2024
Aerospace & Defense	1.71%	3.36%
Automotive	3.28%	3.33%
Banking, Finance, Insurance & Real Estate	4.01%	3.28%
Beverage, Food & Tobacco	7.62%	6.95%
Capital Equipment	5.75%	5.46%
Chemicals, Plastics & Rubber	1.10%	1.36%
Construction & Building	6.90%	5.54%
Consumer Goods: Durable	1.25%	0.97%
Consumer Goods: Non-durable	1.61%	2.34%
Containers, Packaging & Glass	4.02%	3.87%
Energy: Electricity	1.56%	2.50%
Environmental Industries	4.52%	3.85%
Healthcare & Pharmaceuticals	18.19%	14.47%
High Tech Industries	4.03%	8.65%
Hotel, Gaming & Leisure	0.17%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.83%	0.91%
Retail	—%	0.28%
Services: Business	17.24%	16.48%
Services: Consumer	4.33%	5.18%
Sovereign & Public Finance	0.69%	0.64%
Telecommunications	3.55%	3.19%
Transportation: Cargo	3.05%	2.95%
Transportation: Consumer	0.53%	0.62%
Utilities: Electric	1.41%	1.16%
Utilities: Water	0.54%	0.42%
Wholesale	1.18%	1.19%
Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2025, and 2024 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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

We currently have a revolving credit facility and three term debt securitizations, and have issued the 6.650% Notes due 2030 (the "2030 Notes"). In the future we may enter into additional credit facilities and term debt securitizations, and may issue additional unsecured notes. We also had in place two special purpose vehicle asset credit facilities (the "Wells Fargo Financing Facility" and the "SMBC Financing Facility", and together with the Revolving Credit Facility, the "Financing Facilities"). The SMBC Financing Facility and the Wells Fargo Financing Facility were terminated on November 5, 2024 and January 23, 2025, respectively. For more information on our Financing Facilities, the term debt securitizations, and the 2030 Notes, see Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental, Social and Governance Policies

Churchill has established a Responsible Investing policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance ("ESG") factors as part of its investment process, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance ("ESG") factors as part of its investment process, which Churchill believes helps both create and protect value for its clients and is consistent with its fiduciary duties and efforts to maximize returns.
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
Churchill’s Responsible Investing policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment.Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Company.

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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the total outstanding voting stock of any investment company (including Section 3(c)(1) private funds and Section 3(c)(7) private funds), hold securities in the investment company having an aggregate value in excess of 5% of the aggregate value of the Company’s total assets, or hold securities in investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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
Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock

Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the dividend distribution or repurchase. We also will be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Our borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.
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
We intend to operate as a non-diversified management investment company; however, we may in the future be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income and capital gains that are not timely distributed (or deemed distributed) to our shareholders.
In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

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
◦at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined,under applicable Code rules, engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
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
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Advisers and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder, which are currently not deductible.

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

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

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
•There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers and these conflicts could prevent us from making or disposing of certain investments on the terms desired.
•The recommendations that Churchill gives to us may differ from those rendered to its other clients.
•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain our qualification as a RIC under subchapter M of the Code.
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
•We typically invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
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

•The 2030 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under the Revolving Credit Facility.
•The 2030 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the term debt securitizations.

•We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event.

•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2030 Notes.

Risks Related to our Business and Structure

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available to us for investment and our returns, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

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

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain portfolio companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of Churchill to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon Churchill’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser is responsible for the overall management of the Company’s activities pursuant to the Advisory Agreement and has delegated substantially all of its day-to-day portfolio management responsibilities to Churchill pursuant to the CAM Sub-Advisory Agreement. The origination professionals and other personnel of Churchill and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles, such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle market companies. As a result, competition for investments in middle market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

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

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While the Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged period of elevated interest rates can make it more expensive to use debt to finance our investments.

It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. If interest rates decline and we are in a prolonged low-interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net investment income. Conversely, in an elevated interest rate environment, such difference could potentially increase thereby increasing our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our shares of common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, elevated interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

In future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Revolving Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, elevated interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, high interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

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

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with our issuance of the 2030 Notes, which bear interest at a fixed rate, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which predominately consists of floating rate loans. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

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

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, and the consideration of ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG disclosures and practices. Adverse incidents with respect to ESG activities could impact the value of Churchill's and the Company's brand, the cost of our operations, and our relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could increase our costs and adversely affect our business.

On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures, and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, "anti-ESG" policies or initiated related investigations or litigation. This divergence increases the risk that any action or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If Churchill fails, or is perceived to fail, to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Churchill’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Churchill’s consideration of ESG factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause Churchill to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities.

The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment. Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Company.

The data we use to make ESG-related determinations may not guarantee that our investments satisfy applicable ESG criteria.

Churchill receives ESG-related data from third parties and evaluates potential investments in part based on third-party ESG rating systems. The criteria used in these ratings systems may conflict with actual results and may change frequently. We cannot predict how these third parties will score our portfolio companies nor can we have any assurance that they score our portfolio companies accurately.

Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States’ budget deficit have led ratings agencies to lower, or threaten to lower, the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody’s from AAA to AA1 in May 2025. There is no guarantee that there will not be further downgrades or downgrades by other ratings agencies in the future.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including most recently in the fall of 2025, and future disagreements may lead to additional shutdowns during periods of budget negotiation. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

U.S. policy changes may adversely affect our business.

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue to seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, have long-term effects on the U.S. and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

The United Kingdom has ended its membership in the European Union and entered into certain agreements with the European Union to govern the future relationship between the parties. Such agreements implement significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any such regulations will be implemented or what forms they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. On the other hand, regulatory changes in the traditional banking sector may provide more flexibility to bank lenders and increase competition for the types of investments that we make.

We cannot predict how new tax legislation will affect us, our Advisers, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income tax are subject to ongoing review by the legislative branch, the Internal Revenue Service, and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affecting our ability to qualify as a RIC or otherwise negatively impacting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Investors are urged to consult with their tax advisor regarding legislative, regulatory, or administrative tax developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreements, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies.

Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the net asset value of our shares of common stock to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

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

In late February 2022, Russia launched a large-scale military attack on Ukraine, and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including, but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Such sanctions may result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have divested their interests or otherwise curtailed business dealings with certain Russian businesses.

In addition, the ongoing conflicts in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the conflicts and sanctions, however, may not be limited to Russia, Europe and the Middle East and Russian, European or Middle Eastern companies, respectively, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets, and have a negative effect on our investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on our performance and the value of an investment in us.

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyberattack against us, the Advisers, our third-party service providers, or the portfolio companies in which we invest. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

The Advisers and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. We also rely on the communications and information technology systems that the Advisers share with TIAA, the ultimate parent company of the Advisers. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Advisers and their affiliates, including TIAA, may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through, the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss. Due to their reliance on TIAA's information technology infrastructure, the failure of cybersecurity protection systems or a material cybersecurity event experienced by TIAA would likely have a direct impact on the Advisers and impair our ability to conduct business effectively. Additionally, if a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Advisers and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the portfolio companies in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

The portfolio companies in which we invest are subject to similar risks, and any cybersecurity failures or breaches by such portfolio companies, or any of their third-party service providers, could adversely affect the portfolio company’s results of operations and financial condition, as described above.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Currently, we are covered under TIAA’s insurance policy relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

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

We may be subject to risks associated with artificial intelligence.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and the Advisers may utilize artificial intelligence tools in our business activities, including generative artificial intelligence technologies, machine learning, data analytics, and aggregation tools. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal

Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

Our business is dependent on bank relationships and any strain on the banking system may adversely impact us.

The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We may bear more or less of the costs of soft dollar or other research benefits compared to other clients of Churchill, Nuveen Asset Management and each of their respective affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies managed by Churchill and its affiliates, including the investment strategies of NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Nuveen Churchill BDC V, Corient Registered Alternatives Fund and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.

There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity, and non-compliance may adversely affect us.

As a public entity, we are subject to the reporting and operating requirements of the Exchange Act, the Sarbanes-Oxley Act, and the NYSE listing rules. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, as well as requires that our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting. We also are required to review on an annual basis our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting on a quarterly basis. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these act and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or Churchill render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or Churchill provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

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
•generally have less publicly available information about their businesses, operations and financial condition, and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment; and
•may utilize off-balance sheet arrangements or maintain obligations that are not fully reflected on their balance sheets, such that we may not be able to identify, diligence or quantify the risks associated with our financing to such portfolio company.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value. Further, a portfolio company’s off-balance sheet obligations may increase that borrower’s effective leverage, reduce free cash flow and elevate default risk beyond what is apparent from the portfolio company’s financial statements or management reports, which may result in a miscalculation of the risk of our investment.

We are subject to risks associated with our investments in senior loans.

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investments in senior loans rated below investment grade are considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.

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

We are subject to risks associated with our investments in equity-related securities.

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

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. Additionally, deterioration in a portfolio company's financial condition is often accompanied by deterioration in the value of the collateral securing our investment and any available collateral may prove to be unsaleable or saleable only at a price less than the loaned amount. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon, which could result in a loss to us. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

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

Our portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation, making such income uncollectible.
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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its repayment and other obligations under the loans and other investments we hold. In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay. We may incur expenses to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.

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

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the CAM Sub-Advisory Agreement and the investment professionals of Nuveen Leveraged Finance with respect to certain of our liquid investments managed by Nuveen Asset Management in accordance with the terms of the NAM Sub-Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill and Nuveen Leveraged Finance. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with the Company, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

Churchill evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the CAM Sub-Advisory Agreement and Nuveen Asset Management evaluates, negotiates, structures and monitors certain of our liquid investments in accordance with the NAM Sub-Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill or Nuveen Asset Management will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Nuveen and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

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

There may be conflicts related to obligations that senior investment professionals of the Advisers and members of their investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Advisers and these conflicts could prevent us from making or disposing of certain investments on the terms desired.

The senior investment professionals and members of the investment committee of each investment team serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, certain members of the investment committee have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a closed-end investment company registered under the 1940 Act, Nuveen Churchill Private Capital Income Fund and Nuveen Churchill BDC V, each a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill, or other third-party registered investment advisors. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which we invest, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which we invest, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including us), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by us. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

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

Churchill and its affiliates may give advice and recommend investment opportunities to other clients which may differ from advice given to, or opportunities recommended or allocated to, us even though such other clients’ investment objectives may be similar to us, which could have an adverse effect on our business, financial condition and results of operations.

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

In the course of our investing activities, we pay a management fee and an incentive fee to the Adviser. Management fees are based on our Average Total Assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, the Adviser benefits when we incur debt or otherwise use leverage. This fee structure may encourage Churchill to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. The Board is charged with protecting our interests by monitoring how the Advisers address these and other conflicts of interest associated with their management services and compensation. Our independent directors periodically review Churchill’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider annually, or more frequently if required, whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, the Advisers or their affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.

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

The Adviser receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our independent directors. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, directors, and employees, and investment adviser (and its affiliates) and their clients (such as Nuveen Churchill Private Capital Income Fund, NC SLF Inc., Nuveen Churchill BDC V, and Corient Registered Alternatives Fund), as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.

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

Additionally, we, the Advisers and certain other funds and accounts sponsored or managed by the Advisers and their affiliates have been granted the Order by the SEC, which permits the Company to participate in joint transactions with the foregoing affiliates subject to the conditions of the Order.

When we are permitted to co-invest with the Advisers' or their affiliates’ other clients as permissible under regulatory guidance, applicable regulations, and in accordance with the Order, as discussed above, we do so pursuant to Churchill's allocation policy, which Churchill maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds or accounts managed by one of the Advisers or their affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Advisers that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the applicable Adviser, the applicable Adviser must decide which client will proceed with the investment. Each Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We, directly or through the Advisers, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Advisers may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Advisers to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Advisers may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Advisers come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Advisers’ information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Advisers to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisers in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisers will be precluded from providing services to us because of certain confidential information available to those individuals or to our Advisers.

Risks Related to Business Development Companies

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our Board has designated the Adviser as our valuation designee (the “Valuation Designee”) pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations. Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board.

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
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of the Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.

We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain our qualification as a RIC under subchapter M of the Code.

We have elected, and intend to qualify annually, as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any,. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income and gain unless we distribute (or are deemed to distribute) each calendar year at least the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year, and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to satisfy these distribution requirements and receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, or choose or are required to retain a portion of our taxable income or gains, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us.

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.

In order to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, as of the end of each quarter of our taxable year, (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).”

Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we will become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders, and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, or through contractual PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to U.S. federal income tax.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees or any incentive fees payable to the Adviser.

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

Our credit facility and other borrowing arrangements impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Shareholders(1)	(13.79)%	(8.79)%	(3.79)%	1.21%	6.21%
________________
(1) Based on (i) $2.1 billion in total assets as of December 31, 2025, (ii) 1.1 billion in outstanding indebtedness at par, as of December 31, 2025, (iii) $0.9 billion in net assets as of December 31, 2025 and (iv) an average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2025, of 6.51%.

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

Provisions in our credit facility may limit our investment discretion.

Our existing credit facility and any future credit facilities may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with our credit facility entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

We are subject to risks associated with our debt securitizations, which, along with any future CLOs, may subject us to certain structured financing risks.

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

Each CLO is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such CLO have been paid in full on each payment date or upon maturity of such notes under the applicable debt securitization documents. As the holder of the membership interests in the CLOs, we could receive distributions, if any, only to the extent that the CLO makes distributions out of funds remaining after holders of all classes of notes issued by the CLO have been paid in full on the payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the CLO, we could be unable to make distributions in amounts sufficient to qualify as a RIC, or at all.

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

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

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

The market value and liquidity, if any, for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

•significant volatility in the market price and trading volume of securities of BDCs, which are not necessarily related to the operating performance of such BDCs;
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

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we may incur the 4% U.S. federal excise tax on some or all of the distribution.

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

Risks Related to an Investment in our Unsecured Notes

The 2030 Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under the Revolving Credit Facility.

The 2030 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2030 Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness, including the Revolving Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2030 Notes. The indebtedness under the Revolving Credit Facility is effectively senior to the 2030 Notes to the extent of the value of such assets.

The 2030 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including the term debt securitizations.

The 2030 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2030 Notes and the 2030 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2030 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2030 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish, including each of the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization. Our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2030 Notes.

The optional redemption provision may materially adversely affect your return on the 2030 Notes.

The 2030 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2030 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2030 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2030 Notes.

Any default under the agreements governing our indebtedness, including a default under the Revolving Credit Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization, or under other indebtedness to which we may be a party, that is not waived by the required lenders or holders and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2030 Notes and substantially decrease the market value of the 2030 Notes.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, or the 2024 Debt Securitization or debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

If we are unable to repay debt, lenders having secured obligations, including the lenders under the Revolving Credit Facility, the 2022 Debt Securitization, the 2023 Debt Securitization, or the 2024 Debt Securitization could proceed against the collateral securing the debt. Because our Revolving Credit Facility and the indenture governing the 2030 Notes has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder, hereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the 2030 Notes) because we may not have sufficient funds. Upon the occurrence of a Change of Control Repurchase Event, subject to certain conditions, we will be required to offer to repurchase all outstanding 2030 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of 2030 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of 2030 Notes tendered. The terms of the Revolving Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the Revolving Credit Facility at that time and to terminate the credit facility.

Any failure to comply with these provisions would constitute an event of default under each of the other agreements governing our indebtedness, including the indenture. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the 2030 Notes exercise their right to require us to repurchase all the 2030 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the 2030 Notes or our other debt.

While a trading market developed after issuing the 2030 Notes, we cannot assure you that an active trading market for the 2030 Notes will be maintained.

While a trading market developed after issuing the 2030 Notes, we cannot assure you that an active and liquid market for the 2030 Notes will be maintained. We do not intend to list the 2030 Notes on any securities exchange or for quotation of the 2030 Notes on any automated dealer quotation system. If the 2030 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors.

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

Oversight of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company is assessed on an ongoing basis, as well as how such risks could materially affect the Company’s business strategy, operational results, and financial condition. Cybersecurity risk remains heightened to the financial industry, including the Company, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact the Company’s operations. TIAA, the Advisers continue to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

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
ITEM 3. LEGAL PROCEEDINGS

We, our consolidated subsidiaries, and the Advisers are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “NCDL.” Our common stock has historically traded at prices above or below our net asset value ("NAV") per share since our common stock began trading on the NYSE on January 25, 2024. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 25, 2026, the last reported closing sales price of our common stock on the NYSE was $13.51 per share, which represented a discount of 23.76% to NAV per share reported by us as of December 31, 2025.

The following table sets forth, for each fiscal quarter since our common stock began trading on the NYSE on January 25, 2024, the range of high and low sales price of our common stock as reported on the NYSE and the sales price as a percentage of the NAV per share of our common stock.

		Price Range
Period	NAV (1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)
For the Year Ended December 31, 2025
First Quarter	$17.96	$18.01	$16.20	0.28%	(9.80)%
Second Quarter	$17.92	$17.18	$14.21	(4.13)%	(20.70)%
Third Quarter	$17.85	$17.27	$13.68	(3.25)%	(23.36)%
Fourth Quarter	$17.72	$15.07	$13.15	(14.95)%	(25.79)%
For the Year Ended December 31, 2024
First Quarter	$18.21	$18.10	$16.00	(0.60)%	(12.14)%
Second Quarter	$18.03	$18.10	$16.96	0.39%	(5.93)%
Third Quarter	$18.15	$18.00	$16.40	(0.83)%	(9.64)%
Fourth Quarter	$18.18	$17.80	$16.50	(2.09)%	(9.24)%
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

Holders
As of February 24, 2026, there were approximately 83 holders of record of our common stock.
Sales of Unregistered Securities
We did not sell any securities during the year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended.
Distributions
The Company has historically paid quarterly distributions. Any distributions declared in the future will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

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

Shareholder transaction expenses (as a percentage of offering price):
Sales load paid	—	(1)
Offering expenses borne by us	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total shareholder transaction expenses	—%
Annual expenses (as a percentage of net assets attributable to common stock)
Management fee	2.31%	(4)
Incentive fees	1.28%	(5)
Interest payments on borrowed funds	8.17%	(6)
Other expenses	0.96%	(7)
Total annual expenses	12.72%
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
(3)The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to shareholders who participate in the dividend reinvestment plan. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 2. Significant Accounting Policies” in this Annual Report on Form 10-K.
(4)The management fee is 1.00% of our average total assets, excluding cash and cash equivalents and including assets financed using leverage (“Average Total Assets”). For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 6. Related Party Transactions” in this Annual Report on Form 10-K. The management fee reflected in the above table is based on the terms of the Advisory Agreement, and is calculated by determining the ratio that the management fee of 1.00% bears to our net assets attributable to common stock (rather than our total assets). The management fee referenced in the table above is based on each quarter’s Average Total Assets during the year ended December 31, 2025. The estimate of our management fee referenced in the table assumes that our Average Total Assets are 2.35x our average net assets, calculated by utilizing (a) the average of the most recent four quarter total assets over (b) the average of the most recent four quarter net assets.
(5)An incentive fee is payable to the Adviser, consisting of two parts that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on income and a portion is based on our capital gains. For additional information, see “Part II, Item 8 — Consolidated Financial Statements — Note 6. Related Party Transactions” in this Annual Report on Form 10-K. The pre-incentive net investment income reflected in the above table assumes a management fee of 1.00% of Average Total Assets as described in footnote (4).
(6)As of December 31, 2025, we had in place a revolving credit facility (the “Revolving Credit Facility”) and three term debt securitizations (the “2022 Debt Securitization,” the “2023 Debt Securitization,” and the “2024 Debt Securitization”), and we had $300.0 million in aggregate principal amount of the 2030 Notes outstanding. Interest payments on borrowed funds referenced in the table above (a) represent our estimated annual interest payments (inclusive of unused fees and financing costs) based on our actual interest expense (inclusive of unused fees and financing costs) under the Revolving Credit Facility, the notes offered in the refinancing of the 2022 Debt Securitization, the 2023 Debt Securitization, and the 2024 Debt Securitization, and the 2030 Notes, and (b) give effect to the notes offered in the refinancing of the 2023 Debt Securitization subsequent to fiscal year ended December 31, 2025. The assumed weighted average interest rate on our total debt outstanding was 6.51% (inclusive of unused fees) for the year ended December 31, 2025. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. See “Part II, Item 8 — Consolidated Financial Statements— Note 7. Secured Borrowings” and “Part II, Item 8 — Consolidated Financial Statements — Note 13. Subsequent Events” in this Annual Report on Form 10-K.
(7)Other expenses referenced in the table above represent our estimated annual other expenses based on actual amounts incurred by us during the year ended December 31, 2025. Other expenses include, but are not limited to, overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Administrator. See “Part II, Item 8 — Consolidated Financial Statements — Note 6. Related Party Transactions” in this Annual Report on Form 10-K.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our borrowings and annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return without realization of any capital gains	$114	$320	$498	$843

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return completely in the form of net realized capital gains	$116	$329	$515	$867

The example assumes no sales load. In addition, while the examples assume reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date. The market price per share of our common stock may be at, above or below NAV. See “Item 8 — Consolidated Financial Statements— Note 2. Significant Account Policies” in this Annual Report on Form 10-K.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of our financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"). The information in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events, or the future performance or financial condition of and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Annual Report on Form 10-K. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Expenses
The Advisers and their respective affiliates are responsible for bearing the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the years ended December 31, 2025 and 2024 is presented below (dollar amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Net funded investment activity
New gross commitments at par [1]	$302,546	$955,309
Net investments funded	350,739	863,570
Investments sold or repaid	(456,201)	(429,953)
Net funded investment activity	$(105,462)	$433,617

Gross commitments at par [1]
First-lien debt	$266,857	$924,776
Subordinated debt	22,270	26,088
Equity investments	13,419	4,445
Total gross commitments	$302,546	$955,309

Portfolio company activity
Portfolio companies, beginning of period	210	179
Number of new portfolio companies	58	68
Number of exited portfolio companies	(41)	(37)
Portfolio companies, end of period	227	210
Count of investments	528	475
Count of industries	26	27

New investment activity
Weighted average annual interest rate on new debt investments at par	9.21%	10.11%
Weighted average annual interest rate on new floating rate debt investments at par	8.92%	10.02%
Weighted average spread on new floating rate debt investments at par	4.78%	5.05%
Weighted average annual coupon on new fixed rate debt investments at par	12.73%	13.53%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of December 31, 2025, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $75.4 million.1
•Weighted average of 2.25x interest coverage ratio for our first-lien loans2
•Weighted average of 5.04x net leverage.3
•Approximately 87.28% of our debt investments have financial covenants.4
________________________________________
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have maintenance financial covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 76.91% of our total investments, and 85.93% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,773,647	$1,756,620	89.51%	$1,893,409	$1,885,643	90.59%
Subordinated Debt [1]	179,656	161,374	8.22%	170,957	159,138	7.65%
Equity Investments	47,904	44,455	2.27%	34,209	36,598	1.76%
Total	$2,001,207	$1,962,449	100.00%	$2,098,575	$2,081,379	100.00%
Largest portfolio company investment	$30,926	$30,870	1.57%	$31,179	$31,074	1.49%
Average portfolio company investment	$8,816	$8,645	0.44%	$9,993	$9,911	0.48%
_____________________
1As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583 at cost.
As of December 31, 2024, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357 at cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 and December 31, 2024 was as follows:

Industry	December 31, 2025	December 31, 2024
Aerospace & Defense	1.71%	3.36%
Automotive	3.28%	3.33%
Banking, Finance, Insurance & Real Estate	4.01%	3.28%
Beverage, Food & Tobacco	7.62%	6.95%
Capital Equipment	5.75%	5.46%
Chemicals, Plastics & Rubber	1.10%	1.36%
Construction & Building	6.90%	5.54%
Consumer Goods: Durable	1.25%	0.97%
Consumer Goods: Non-durable	1.61%	2.34%
Containers, Packaging & Glass	4.02%	3.87%
Energy: Electricity	1.56%	2.50%
Environmental Industries	4.52%	3.85%
Healthcare & Pharmaceuticals	18.19%	14.47%
High Tech Industries	4.03%	8.65%
Hotel, Gaming & Leisure	0.17%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.83%	0.91%
Retail	—%	0.28%
Services: Business	17.24%	16.48%
Services: Consumer	4.33%	5.18%
Sovereign & Public Finance	0.69%	0.64%
Telecommunications	3.55%	3.19%
Transportation: Cargo	3.05%	2.95%
Transportation: Consumer	0.53%	0.62%
Utilities: Electric	1.41%	1.16%
Utilities: Water	0.54%	0.42%
Wholesale	1.18%	1.19%
Total	100.00%	100.00%

The weighted average yields of our investments as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost [1]	9.48%	10.33%
Weighted average yield on debt and income producing investments, at fair value [2]	9.58%	10.41%
Percentage of debt investments bearing a floating rate	94.07%	94.68%
Percentage of debt investments bearing a fixed rate	5.93%	5.32%
_____________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025 was 9.36%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2024, was 10.30%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025 was 9.54%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2024, was 10.40%.

As of December 31, 2025, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2024, 99.10% and 99.09% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 10.33% to 9.48% from December 31, 2024 to December 31, 2025. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.

Private equity mergers and acquisitions activity concluded 2025 with strong momentum, as the recovery that began in the second half of the year gained traction through the fourth quarter following earlier disruptions arising from global trade policy uncertainty. Improving market fundamentals and restored sponsor confidence in the macro environment, including greater clarity regarding the direction of interest rates, drove increased transaction execution during 2025. Repayment activity remained elevated during the fourth quarter of 2025, driven by a combination of new transaction activity and selective refinancings, as borrowers continued to capitalize on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from the positive market momentum.
Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. Additionally, the rapid evolution and adoption of artificial intelligence technologies may create both opportunities and challenges for businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could impact our future results.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	95,983	4.89%	5	161,544	7.76%	11
4	1,510,150	76.95%	173	1,653,474	79.43%	158
5	198,368	10.11%	24	144,160	6.93%	24
6	119,513	6.09%	17	73,627	3.54%	10
7	27,735	1.41%	5	46,145	2.22%	6
8	8,020	0.41%	2	2,429	0.12%	1
9	2,680	0.14%	1	—	—%	—
10	—	—%	—	—	—%	—
Total	$1,962,449	100.00%	227	$2,081,379	100.00%	210
As of December 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.24 and 4.13, respectively. As of December 31, 2025, there were investments in four portfolio companies on non-accrual with an aggregate cost of $24.4 million, which represented approximately 1.22% of total investments at cost. As of December 31, 2024, there were investments in one portfolio company on non-accrual with an aggregate cost of $7,257, which represented approximately 0.35% of total investments at cost.

Results of Operations
Operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$195,896	$213,096	$156,868
Payment-in-kind interest income	9,868	8,299	3,644
Dividend income	402	614	101
Other income	1,692	2,031	1,143
Total investment income	207,858	224,040	161,756

Expenses:
Interest and debt financing expenses	77,901	79,879	61,206
Management fees	19,269	14,683	10,509
Incentive fees on net investment income	11,182	17,447	—
Professional fees	3,146	3,100	3,455
Directors' fees	624	510	383
Administration fees	2,341	1,861	1,598
Other general and administrative expenses	2,124	1,068	751
Total expenses before expense support and incentive fees waived	116,587	118,548	77,902
Expense support	—	—	(158)
Incentive fees waived	(2,253)	(17,447)	—
Net expenses after expense support and incentive fees waived	114,334	101,101	77,744
Net investment income before excise taxes	93,524	122,939	84,012
Excise taxes	186	551	6
Net investment income	93,338	122,388	84,006

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(6,013)	(13,198)	(7,952)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(21,562)	7,287	714
Income tax (provision) benefit	(149)	(154)	(830)
Total net change in unrealized appreciation (depreciation)	(21,711)	7,133	(116)
Total net realized and unrealized gain (loss) on investments	(27,724)	(6,065)	(8,068)

Net increase (decrease) in net assets resulting from operations	$65,614	$116,323	$75,938
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment income
Investment income decreased to $207.9 million for the year ended December 31, 2025 from $224.0 million for the year ended December 31, 2024. As of December 31, 2025, the size of our portfolio decreased to $2.0 billion from $2.1 billion as of December 31, 2024, at cost. As of December 31, 2025, the weighted average yield of our debt and income producing investments decreased to 9.48% from 10.33% as of December 31, 2024, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing or repricing of existing portfolio companies, and the decline in base interest rates. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Investment income increased to $224.0 million for the year ended December 31, 2024 from $161.8 million for the year ended December 31, 2023, primarily due to increased investment activity driven by an increase in our deployed capital, slightly offset by a decrease in the weighted average yield of our debt and income producing investments as a result of market spread tightening and a decline in SOFR. As of December 31, 2024, the size of our portfolio increased to $2.1 billion from $1.7 billion as of December 31, 2023, at cost. As of December 31, 2024, the weighted average yield of our debt and income producing investments decreased to 10.33% from 11.60% as of December 31, 2023, at cost, primarily due to overall tightening of spreads in newly originated investments, the refinancing or repricing of existing portfolio companies, and the decline in base interest rates.
Expenses
Total expenses before waived incentive fees and excise tax decreased to $116.6 million for the year ended December 31, 2025, from $118.5 million for the year ended December 31, 2024.
Interest and debt financing expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a lower average interest rate, partially offset by higher average daily borrowings and one-time costs associated with debt facility refinancings completed during the first quarter of 2025, as further described below in Borrowings. Average daily borrowings increased during the year ended December 31, 2025 primarily due to the issuance of the 2030 Notes and the increase in borrowings on the Revolving Credit Facility (each defined below). For the year ended December 31, 2025, we recorded $1.4 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs from these refinancing transactions. The average daily borrowings for the year ended December 31, 2025 were $1,138.7 million compared to $995.1 million, for the year ended December 31, 2024, respectively. The average annual interest rate for the year ended December 31, 2025 was 6.51%, compared to 7.61% for the year ended December 31, 2024.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00%. The increase in management fees for the year ended December 31, 2025 from the comparable period in 2024 was primarily attributable to the increase in the management fee base rate.
In addition, in accordance with the terms of the Advisory Agreement, the Adviser's waiver of incentive fees on income and on capital gains expired effective March 31, 2025. For the year ended December 31, 2025, income-based incentive fees totaled $11.2 million, of which $2.3 million was waived during the first quarter of 2025 when the fee waiver was in effect. For the year ended December 31, 2024, income-based incentive fees of $17.4 million were waived in full in accordance with the terms of the Advisory Agreement. No capital gains incentive fees were incurred during the year ended December 31, 2025 or 2024.
Total expenses before expense support and waived incentive fees and excise tax increased to $118.5 million for the year ended December 31, 2024 from $77.9 million for the year ended December 31, 2023.
Interest and debt financing expenses increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to higher average daily borrowings, higher average interest rates, and expenses relating to the termination of the SMBC Financing Facility (as defined below) during the period. Average daily borrowings increased in 2024 primarily due to the completion of the 2023 Debt Securitization and the 2024 Debt Securitization (each as defined below) on December 7, 2023 and March 14, 2024, respectively. Additionally, for the year ended December 31, 2024, we recorded $0.8 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs on our SMBC Financing Facility in connection with its termination on November 5, 2024. The average daily borrowings for the year ended December 31, 2024 were $995.1 million compared to $816.2 million for the year ended December 31, 2023. The average interest rate for the year ended December 31, 2024 was 7.61% compared to 7.23% for the year ended December 31, 2023.
The increase in management fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by our deployment of capital and our increasing invested balance.
For the year ended December 31, 2023, the Adviser was not entitled to any incentive fees under the Advisory Agreement.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the years ended December 31, 2025, 2024, and 2023 were $7.6 million, $6.0 million and $5.8 million, respectively.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the year ended December 31, 2025, we recognized a net realized loss on investments of $(6.0) million, compared to a net realized loss of $(13.2) million for the year ended December 31, 2024. The net realized loss for the year ended December 31, 2025 was primarily driven by the restructuring of an underperforming debt position, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(21.6) million for the year ended December 31, 2025, compared to a net change in unrealized gain of $7.3 million for the year ended December 31, 2024. The increase in total net change in unrealized losses for the year ended December 31, 2025, compared to the total net change in unrealized gains for the year ended December 31, 2024, primarily resulted from decreases in fair value of certain underperforming portfolio companies, partially offset by the reversal of unrealized loss on a debt position that was restructured during the year.
For the year ended December 31, 2024, we recognized a net realized loss on investments of $(13.2) million compared to a net realized loss of $(8.0) million for the year ended December 31, 2023. The net realized loss for the year ended December 31, 2024 was primarily driven by the restructuring of two underperforming portfolio companies, partially offset by realized gains from full or partial repayments.
We recorded a net change in unrealized gain of $7.3 million for the year ended December 31, 2024, compared to a net change in unrealized gain of $0.7 million for the year ended December 31, 2023. The increase in total net change in unrealized gains for the year ended December 31, 2024, compared to the total net change in unrealized gains for the year ended December 31, 2023, primarily resulted from the reversal of unrealized losses on underperforming portfolio companies, as well as market spread tightening.

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
As of December 31, 2025, our debt consisted of a revolving credit facility, debt securitizations, and unsecured notes. As of December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 178.55% and 187.03%, respectively.
Cash and cash equivalents as of December 31, 2025, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had $259.0 million available under our Revolving Credit Facility.
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
For the year ended December 31, 2025, our cash and cash equivalents balance increased by $19.2 million. During that period, $194.2 million was provided by operating activities, primarily relating to proceeds from principal repayments and sales of investments of $456.2 million offset by investment purchases of $350.7 million. During the same period, $175.0 million was used in financing activities, consisting primarily of net repayments of debt of $1.4 million, shareholder distributions of $102.3 million and repurchases of common shares of $65.7 million.
For the year ended December 31, 2024, our cash and cash equivalents balance decreased by $(24.1) million. During that period, $297.2 million was used in operating activities, primarily relating to purchases of investments of $863.6 million, offset by $430.0 million in proceeds from principal repayments and sales of investments. During the same period, $273.1 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and proceeds from debt of $241.7 million and $884.2 million, respectively, net of shareholder distributions and repayments of debt of $95.2 million and $721.1 million, respectively.
For the year ended December 31, 2023, our cash and cash equivalents balance increased by $28.1 million. During that period, $369.5 million was used in operating activities, primarily relating to purchases of investments of $589.0 million, offset by $146.4 million in proceeds from principal repayments and sales of investments. During the same period, $397.7 million was provided by financing activities, consisting primarily of proceeds from issuance of common shares and debt of $218.9 million and $810.9 million, respectively, net of shareholder distributions and repayments of debt of $63.2 million and $564.5 million, respectively.

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
As of December 31, 2025, we had not sold any shares of common stock through the ATM Program.

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

The following table summarizes the Company's distributions recorded for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
October 29, 2025	December 31, 2025	January 27, 2026	$0.45
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
November 4, 2024	December 31, 2024	January 28, 2025	$0.45
July 31, 2024	September 30, 2024	October 28, 2024	$0.45
May 1, 2024	June 28, 2024	July 29, 2024	$0.45
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (1)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (1)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
________________
(1)    Represents a special dividend.

See Note 12 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the federal income tax characterization of distributions declared and paid.
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Shares (1)
July 30, 2025	September 30, 2025	October 28, 2025	62,700
April 30, 2025	June 30, 2025	July 28, 2025	52,892
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares issued pursuant to the dividend reinvestment for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Shares (1)
July 31, 2024	September 30, 2024	October 28, 2024	103,743
January 10, 2024	August 12, 2024	October 28, 2024	22,959
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
________________
(1)    All shares issued to shareholders for the the year ended December 31, 2024 were newly issued shares under the dividend reinvestment plan.

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

The following table reflects the shares repurchased pursuant to the Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Company 10b5-1 Plan terminated (dollar amounts in thousands, except share and per share data):

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
Borrowings
See Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our borrowings.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. We may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of December 31, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
The Company serves as collateral manager to CLO-II under a collateral management agreement (the "CLO-II Collateral Management Agreement") and has waived the management fee due to it in consideration for providing these services.
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

Unsecured Notes
On January 22, 2025, we issued $300 million in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement. See “Derivatives” below.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179

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

See the following footnotes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K: (i) Note 2 for additional disclosures regarding our accounting for derivative instruments designated in a hedge accounting relationship; (ii) Note 4 for additional disclosures regarding these derivative instruments; and (iii) Note 5 for additional disclosures regarding the carrying value of our borrowings.

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

Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2025 and December 31, 2024. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For more information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio see Note 2 and Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
SPV IV & V Dissolution
Effective January 21, 2026, SPV IV and SPV V were dissolved.

Dividend Declaration

On February 12, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.04 per share, payable on or around April 28, 2026 to shareholders of record as of March 31, 2026.

Share Repurchase Plan

On February 12, 2026, the Board approved a share repurchase program (the "Company 10b5-1 Plan"), pursuant to which the Company may purchase up to $50 million in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period.

Any purchase of our shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan is designed to allow us to repurchase our shares of common stock at times when we otherwise might be prevented from doing so under insider trading laws. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our shares of common stock and trading volumes, and no assurance can be given that any particular amount of shares of common stock will be repurchased.

CLO II Reset

On February 20, 2026 (the "Refinancing Date"), we completed a $299.7 million term debt securitization (the “2026 Debt Securitization Refinancing”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-II, LLC (the “2026 Issuer”), our direct, wholly owned, consolidated subsidiary.

The notes offered in the 2026 Debt Securitization Refinancing (the "2026 Notes") were issued by the 2026 Issuer, pursuant to an indenture and security agreement (the "Indenture"), dated as of December 7, 2023 (the "Original Closing Date"), between the 2026 Issuer and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the "Trustee"), as amended by a supplemental indenture (the "Supplemental Indenture"), dated as of the Refinancing Date, among the 2026 Issuer and the Trustee, and consented to by us, as collateral manager, retention holder and subordinated noteholder. The 2026 Notes consist of $125.5 million of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37.5 million of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86.7 million of Subordinated 2026 Notes, which do not bear interest, and of which $83.06 million were issued on the Original Closing Date and remained outstanding on the Refinancing Date. We directly retained all of the Subordinated 2026 Notes.

In connection with the issuance of the 2026 Notes, on the Refinancing Date, the 2026 Issuer entered into a Note Purchase Agreement (the "Purchase Agreement") with SG Americas Securities, LLC, as initial purchaser (in such capacity, the "Initial Purchaser"), pursuant to which the Initial Purchaser agreed to act as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the 2026 Debt Securitization Refinancing, on the Refinancing Date, the 2026 Issuer also entered into an amended and restated loan agreement (the "Class A-L-R Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R Lenders") committed to make $50 million of AAA Class A-L-R 2026 Loans to the 2026 Issuer (the "Class A-L-R 2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The Class A-L-R 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by the 2026 Issuer to purchase new collateral under the direction of us, in our capacity as collateral manager of the 2026 Issuer and in accordance with our investment strategy and the terms of the Indenture, allowing us to maintain the initial leverage in the 2026 Debt Securitization Refinancing. The 2026 Notes are due on January 20, 2039. The 2026 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, January 20, 2039. The 2026 Notes may be optionally redeemed, and the 2026 Loans may be optionally prepaid, on or after January 20, 2028.

The 2026 Debt is the secured obligation of the 2026 Issuer, and the Supplemental Indenture and the Class A-L-R Loan Agreement, as applicable, governing the 2026 Debt include customary covenants and events of default. The 2026 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

On the Refinancing Date, we amended and restated the CLO-II Collateral Management Agreement, pursuant to which we serve as collateral manager to the 2026 Issuer, and will waive any management fee due to it in consideration for providing these services.

Director Resignation
On February 24, 2026, David Kirchheimer notified the Board that he was resigning as a director of the Board, effective as of the same date. In submitting his resignation, Mr. Kirchheimer did not express any disagreement on any matter relating to our operations, policies or practices. In connection with Mr. Kirchheimer’s resignation, the size of the Board was reduced from six (6) directors to five (5) directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 28, 2026 meeting. These reductions represented cumulative cuts of 75 basis points during 2025, as the Federal Reserve balanced persistent inflationary pressures against signs of labor market softness. Core inflation, while moderating from earlier levels, remains above the Federal Reserve's stated target. Given the evolving economic environment and the Federal Reserve's continued focus on monitoring both inflationary pressures and labor market conditions, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of December 31, 2025, on a fair value basis, approximately 5.93% of our debt investments bear interest at a fixed rate and approximately 94.07% of our debt investments bear interest at a floating rate. As of December 31, 2025, 99.95% of our floating rate debt and income producing investments are subject to interest rate floors. Our revolving credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of December 31, 2025. Interest expense is calculated based on the terms of our debt obligations using the outstanding balances as of December 31, 2025. Interest expense on our debt obligations is calculated using the interest rates as of December 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income (2)
-300 Basis Points	$(51,488)	$(33,424)	$(18,064)
-200 Basis Points	$(36,574)	$(22,282)	$(14,292)
-100 Basis Points	$(18,299)	$(11,141)	$(7,158)
+100 Basis Points	$18,312	$11,141	$7,171
+200 Basis Points	$36,624	$22,282	$14,342
+300 Basis Points	$54,935	$33,424	$21,511
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
NUVEEN CHURCHILL DIRECT LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nuveen Churchill Direct Lending Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill Direct Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, portfolio company investees, fund administrators and agent banks; when replies were not received from portfolio company investees and agent banks, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments

As described in Note 5 to the consolidated financial statements, the Company held $1,936 million of total level 3 investments at fair value as of December 31, 2025, for which significant unobservable inputs were used in developing the fair value. The Company’s level 3 debt investments represented approximately $1,904 million of total level 3 investments, and for $1,819 million of those level 3 debt investments, management determined the fair value utilizing the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. The significant unobservable input used under the yield method is a discount rate based on comparable market yields.

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
February 25, 2026

We have served as the Company’s auditor since 2019.

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments
Non-controlled/non-affiliated company investments, at fair value (cost of $2,001,207 and $2,098,575, respectively)	$1,962,449	$2,081,379
Cash	8,554	2,412
Cash equivalents	53,927	40,842
Restricted cash	—	50
Interest receivable	13,729	17,971
Derivative asset, at fair value (Note 4)	14,965	—
Receivable for investments sold	518	1,024
Other assets	327	47
Total assets	$2,054,469	$2,143,725

Liabilities
Debt (net of $8,511 and $6,668 deferred financing costs, respectively, and net of unamortized discount of $471 and $0, respectively) (See Note 7)	$1,115,052	$1,108,261
Payable for investments purchased	—	14,973
Interest payable	15,350	12,967
Incentive fees payable	2,809	—
Management fees payable	5,048	3,956
Collateral due to broker	14,750	—
Distributions payable	22,224	29,468
Directors’ fees payable	156	128
Accounts payable and accrued expenses	3,900	3,652
Total liabilities	1,179,289	1,173,405

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,387,065 and 53,387,277 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	494	534
Paid-in-capital in excess of par value	930,393	996,286
Total distributable earnings (loss)	(55,707)	(26,500)
Total net assets	875,180	970,320

Total liabilities and net assets	$2,054,469	$2,143,725

Net asset value per share (See Note 11)	$17.72	$18.18

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$195,896	$213,096	$156,868
Payment-in-kind interest income	9,868	8,299	3,644
Dividend income	402	614	101
Other income	1,692	2,031	1,143
Total investment income	207,858	224,040	161,756

Expenses:
Interest and debt financing expenses	77,901	79,879	61,206
Management fees (See Note 6)	19,269	14,683	10,509
Incentive fees on net investment income (See Note 6)	11,182	17,447	—
Professional fees	3,146	3,100	3,455
Directors' fees	624	510	383
Administration fees (See Note 6)	2,341	1,861	1,598
Other general and administrative expenses	2,124	1,068	751
Total expenses before expense support and incentive fees waived	116,587	118,548	77,902
Expense support (See Note 6)	—	—	(158)
Incentive fees waived (See Note 6)	(2,253)	(17,447)	—
Net expenses after expense support and incentive fees waived	114,334	101,101	77,744
Net investment income before excise taxes	93,524	122,939	84,012
Excise taxes	186	551	6
Net investment income	93,338	122,388	84,006

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(6,013)	(13,198)	(7,952)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(21,562)	7,287	714
Income tax (provision) benefit	(149)	(154)	(830)
Total net change in unrealized appreciation (depreciation)	(21,711)	7,133	(116)
Total net realized and unrealized gain (loss) on investments	(27,724)	(6,065)	(8,068)

Net increase (decrease) in net assets resulting from operations	$65,614	$116,323	$75,938

Per share data:
Net investment income per share - basic and diluted	$1.86	$2.26	$2.52
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.30	$2.15	$2.27
Weighted average common shares outstanding - basic and diluted	50,286,270	54,118,379	33,385,880

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$93,338	$122,388	$84,006
Net realized gain (loss) on investments	(6,013)	(13,198)	(7,952)
Total net change in unrealized appreciation (depreciation)	(21,711)	7,133	(116)
Net increase (decrease) in net assets resulting from operations	65,614	116,323	75,938
Shareholder distributions:
Distributions declared from distributable earnings	(95,008)	(114,278)	(81,206)
Net increase (decrease) in net assets resulting from shareholder distributions	(95,008)	(114,278)	(81,206)
Capital share transactions:
Issuance of common shares	—	241,657	218,542
Reinvestment of shareholder distributions	—	12,262	9,654
Repurchases of common shares	(65,746)	(33,529)	—
Net increase (decrease) in net assets resulting from capital share transactions	(65,746)	220,390	228,196
Total increase (decrease) in net assets	(95,140)	222,435	222,928
Net assets, beginning of period	970,320	747,885	524,957
Net assets, end of period	$875,180	$970,320	$747,885

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$65,614	$116,323	$75,938

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(350,739)	(863,570)	(589,000)
Proceeds from principal repayments and sales of investments	456,201	429,953	146,428
Payment-in-kind interest	(9,868)	(8,299)	(3,268)
Amortization of (premium)/accretion of discount, net	(4,239)	(3,688)	(2,708)
Net realized (gain) loss on investments	6,013	13,198	7,952
Net change in unrealized (appreciation) depreciation on investments	21,562	(7,287)	(714)
Net adjustment for hedging transaction	(5,050)	—	—
Amortization of deferred financing costs and original issue discount	3,857	4,166	2,216
Amortization of offering costs	—	—	(23)
Changes in operating assets and liabilities:
Due from adviser for expense support	—	—	1,147
Interest receivable	4,242	(297)	(5,776)
Receivable for investments sold	506	2,895	(3,200)
Prepaid expenses	—	(34)	28
Other assets	(280)	127	—
Payable for investments purchased	(14,973)	14,973	(56)
Interest payable	2,383	3,130	1,025
Due to adviser for expense support	—	(632)	(515)
Incentive fee payable	2,809	—	—
Management fees payable	1,092	950	795
Collateral due to broker	14,750	—	—
Directors’ fees payable	28	32	—
Accounts payable and accrued expenses	248	863	206
Net cash provided by (used in) operating activities	194,156	(297,197)	(369,525)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	241,657	218,896
Shareholder distributions	(102,252)	(95,231)	(63,194)
Repurchases of common shares	(65,746)	(33,529)	—
Proceeds from debt	918,074	884,150	810,900
Repayments on debt	(919,460)	(721,098)	(564,470)
Payments of deferred financing costs	(5,595)	(2,893)	(4,482)
Net cash provided by (used in) financing activities	(174,979)	273,056	397,650

Net increase (decrease) in cash and cash equivalents and restricted cash	19,177	(24,141)	28,125
Cash and cash equivalents and restricted cash, beginning of period	43,304	67,445	39,320
Cash and cash equivalents and restricted cash, end of period	$62,481	$43,304	$67,445
See Notes to Consolidated Financial Statements

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71,824	$72,583	$57,965
Taxes, including excise tax, paid during the period	$704	$6	$—
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$22,224	$29,468	$22,683
Reinvestment of shareholder distributions	$—	$12,262	$9,654

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$8,554	$2,412	$2,918
Cash equivalents	53,927	40,842	64,477
Restricted cash	—	50	50
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$62,481	$43,304	$67,445

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 4.75%	8.47%	7/25/2030	$1,551	$1,535	$1,555	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	7/25/2030	889	887	891	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	12/21/2029	14,739	14,524	14,721	1.68%
PAG Holding Corp. (Precision Aviation Group)	(12) (15)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/21/2029	4,886	4,852	4,880	0.56%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	11/12/2030	3,500	3,471	3,343	0.38%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.38%	3/1/2029	813	794	812	0.09%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.32%	3/1/2029	2,505	2,462	2,502	0.29%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,894	2,870	2,875	0.33%
Total Aerospace & Defense							31,395	31,579	3.61%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	14.50% (PIK)	2/20/2028	7,562	7,491	871	0.10%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	2,088	2,052	2,013	0.23%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	10.67%	12/31/2029	1,367	1,367	1,367	0.16%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	10.67%	12/31/2029	227	227	227	0.03%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6) (12)	First Lien Debt	S + 4.75%	8.63%	4/18/2028	12,563	12,507	12,532	1.43%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Debt	S + 4.75%	8.63%	4/18/2028	2,401	2,386	2,395	0.27%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	1,135	1,129	1,120	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	19,832	19,685	19,565	2.23%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	3/1/2029	1,690	1,690	1,667	0.19%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	3/1/2029	96	96	95	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	6,718	6,683	6,628	0.76%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	11/1/2029	3,724	3,032	2,976	0.34%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.73%	11/1/2029	10,913	10,821	10,749	1.23%
Total Automotive							69,166	62,205	7.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Banking, Finance, Insurance, Real Estate
Aprio Advisory Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	8/1/2031	$92	$—	$—	—%
Aprio Advisory Group, LLC	(11) (12)	Revolving Loan	S + 4.75%	8.62%	8/1/2031	8	—	—	—%
Ascend Partner Services LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	8/11/2031	12,588	12,157	12,089	1.39%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,284	7,224	7,215	0.82%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/18/2031	4,305	964	994	0.11%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.24%	11/18/2031	1,740	(15)	5	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.24%	11/18/2031	8,888	8,810	8,914	1.02%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/31/2031	4,824	195	216	0.02%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/31/2031	8,599	8,522	8,599	0.98%
Compex Legal Services, Inc.	(12)	First Lien Debt	S + 5.75%	9.72%	3/31/2028	100	100	100	0.01%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.13%	9/8/2027	7,275	7,276	7,024	0.80%
Knight AcquireCo, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	11/8/2032	1,250	—	(3)	—%
Knight AcquireCo, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.37%	11/8/2032	3,750	3,741	3,743	0.43%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/16/2028	7,028	6,992	6,939	0.79%
Smith & Howard Advisory LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	11/26/2030	2,344	2,227	2,189	0.25%
Smith & Howard Advisory LLC	(6)	First Lien Debt	S + 4.75%	8.59%	11/26/2030	2,893	2,868	2,840	0.32%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	3,219	3,198	3,219	0.37%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/27/2031	52	—	—	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	4/3/2030	14,621	14,617	14,529	1.67%
Total Banking, Finance, Insurance, Real Estate							78,876	78,612	8.98%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	8.72%	9/10/2030	713	707	700	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	165	—	(3)	—%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	114	113	112	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	11.45%	8/30/2027	9,300	9,226	9,144	1.04%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.08%	6/8/2029	6,245	6,183	6,176	0.71%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	8.52%	9/28/2028	9,600	9,570	9,600	1.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	$16,936	$16,709	$16,844	1.92%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	2,004	1,992	1,993	0.23%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	11/14/2031	6,307	2,065	2,040	0.23%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.62%	11/14/2031	5,867	5,816	5,831	0.67%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	4,293	4,239	4,137	0.47%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	857	845	826	0.09%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	1,014	998	978	0.11%
Naturpak PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/22/2032	1,111	—	(5)	—%
Naturpak PPC Buyer LLC	(6)	First Lien Debt	S + 4.50%	8.19%	12/22/2032	4,889	4,865	4,865	0.56%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	4/17/2031	72	—	—	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.42%	4/17/2031	925	916	926	0.11%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.42%	9/18/2029	13,048	12,891	12,493	1.43%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	9/18/2029	3,675	3,667	3,519	0.40%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	6,952	6,908	6,815	0.78%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,760	1,760	1,726	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.99%	7/30/2027	10,385	10,316	10,224	1.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6) (12)	First Lien Debt	S + 5.00%	8.99%	7/30/2027	9,435	9,355	9,289	1.06%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	2,373	2,368	2,373	0.27%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	3,154	3,154	3,154	0.36%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	6,295	6,250	6,295	0.72%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	3,211	3,202	3,211	0.37%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	310	310	310	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	1,880	(6)	—	—%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	2,741	2,715	2,741	0.31%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.47%	4/10/2031	20,256	20,090	20,249	2.31%
Total Beverage, Food & Tobacco							147,224	146,563	16.75%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.22%	9/9/2030	$975	$967	$962	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,352	3,300	3,299	0.38%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	6/27/2031	9,850	9,772	9,786	1.12%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/27/2031	19,844	15,427	15,315	1.74%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt	S + 6.00%	9.77%	12/15/2026	6,334	6,325	6,216	0.71%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	12/15/2026	5,493	5,487	5,390	0.62%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	12/15/2026	2,519	2,519	2,472	0.28%
Hyperion Materials & Technologies, Inc.	(12)	First Lien Debt	S + 4.50%	8.44%	8/30/2028	2,600	2,600	2,490	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6)	First Lien Debt	S + 5.50%	9.17%	4/9/2030	7,204	7,147	7,054	0.81%
Ovation Holdings, Inc	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	7,838	7,352	7,410	0.85%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	939	931	938	0.11%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	7,873	7,773	7,866	0.90%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	1,863	1,849	1,862	0.21%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.16%	4/4/2029	9,427	9,320	9,307	1.06%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	1,812	1,808	1,789	0.20%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	914	616	612	0.07%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	1,364	—	(7)	—%
SkyMark Refuelers, LLC	(12)	First Lien Debt	S + 4.50%	8.21%	12/16/2032	2,722	2,708	2,708	0.31%
USA Industries Holdings LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.99%	12/10/2032	36	—	—	—%
USA Industries Holdings LLC	(12)	First Lien Debt	S + 4.25%	7.99%	12/10/2032	64	63	63	0.01%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.42%	7/24/2031	13,706	13,587	13,586	1.55%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	7/24/2031	4,569	3,758	3,737	0.43%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.42%	7/24/2031	1,726	(14)	(15)	—%
Total Capital Equipment							103,295	102,840	11.75%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.49%	12/31/2027	1,984	1,992	1,983	0.23%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	6,187	6,111	6,106	0.70%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	4/23/2029	$1,366	$1,358	$1,348	0.15%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	10.74%	3/31/2030	1,438	1,412	1,438	0.16%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	4.74% (Cash) 4.25% (PIK)	9/30/2030	2,413	2,413	2,365	0.27%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (12)	First Lien Debt	S + 4.35%	8.07%	6/30/2028	9,531	9,445	8,239	0.94%
WCI-Momentum Bidco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/31/2032	17	—	—	—%
WCI-Momentum Bidco, LLC	(12)	First Lien Debt	S + 4.75%	8.42%	12/31/2032	83	83	83	0.01%
Total Chemicals, Plastics, & Rubber							22,814	21,562	2.46%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	2,493	2,448	2,344	0.27%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	4,746	4,703	4,462	0.51%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	6,022	5,965	5,661	0.65%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00% (PIK)	4/26/2030	2,510	(26)	(150)	(0.02%)
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/13/2031	3,160	1,530	1,515	0.17%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.42%	10/13/2031	1,822	1,806	1,806	0.21%
Gannett Fleming, Inc.	(9) (12)	First Lien Debt	S + 4.75%	8.69%	8/5/2030	17,646	17,429	17,528	2.00%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.69%	8/5/2030	2,131	(25)	(14)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,689	5,056	4,917	0.56%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,680	5,668	5,529	0.63%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	8.67%	8/9/2030	8,464	8,394	8,239	0.94%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	6,505	6,456	6,291	0.72%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.94%	12/15/2027	4,821	4,804	4,821	0.55%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.94%	12/15/2027	9,127	9,058	9,127	1.04%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	2,096	522	522	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.97%	6/29/2029	11,202	11,052	11,203	1.28%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,791	1,786	1,792	0.20%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	(1)	(6)	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,908	2,845	0.33%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/30/2030	3,432	692	691	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.24%	12/30/2030	$16,399	$16,315	$16,252	1.86%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/28/2031	3,106	471	540	0.06%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.42%	3/28/2031	14,702	14,565	14,996	1.71%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.32%	8/31/2029	6,389	6,327	6,331	0.72%
WSB Engineering Holdings Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	4,197	4,181	4,159	0.48%
Total Construction & Building							132,084	131,401	15.01%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	8.97%	11/1/2028	2,850	2,850	2,839	0.32%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,117	5,039	5,059	0.58%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.34%	9/7/2028	9,675	9,631	9,675	1.11%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.59%	9/7/2028	4,924	4,869	4,924	0.56%
Total Consumer Goods: Durable							22,389	22,497	2.57%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/28/2031	1,000	—	(5)	—%
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.47%	8/28/2031	3,000	2,985	2,985	0.34%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,109	3,036	3,037	0.35%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.25%	9.19%	6/30/2028	6,652	6,621	6,635	0.76%
KL Bronco Acquisition, Inc. (Elevation Labs)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.19%	6/30/2028	2,464	2,453	2,458	0.28%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	8.99%	1/8/2030	12,398	12,307	12,453	1.42%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	3,044	3,044	3,057	0.35%
Total Consumer Goods: Non-durable							30,446	30,620	3.50%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (12)	First Lien Debt	S + 6.75%	10.57%	10/7/2026	14,135	14,128	13,875	1.59%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.57%	10/7/2026	112	111	110	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.47%	12/1/2027	8,699	8,668	8,658	0.99%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.47%	12/1/2027	4,029	3,999	4,029	0.46%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	8.72%	12/1/2027	14,122	14,046	14,118	1.61%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	$10,051	$10,030	$10,048	1.15%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	4,321	4,321	4,320	0.49%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	6,757	6,757	6,755	0.77%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	3,258	3,258	3,257	0.37%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,790	2,767	2,497	0.29%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	524	517	488	0.06%
Online Labels Group, LLC	(12)	First Lien Debt	S + 4.75%	8.42%	12/19/2029	3,262	3,239	3,262	0.37%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	402	200	200	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	6,977	6,913	6,912	0.79%
Total Containers, Packaging & Glass							78,954	78,529	8.97%

Energy: Electricity
Environ Energy, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/1/2031	1,481	(11)	(10)	—%
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.07%	10/1/2031	2,519	2,500	2,502	0.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	8.72%	6/25/2030	22,129	21,951	22,192	2.53%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	6/25/2030	5,855	5,855	5,872	0.67%
Total Energy: Electricity							30,295	30,556	3.49%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	3/27/2030	7,431	7,373	7,373	0.84%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	2,988	2,983	2,964	0.34%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	4,995	4,486	4,456	0.51%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	6,640	6,555	6,611	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	3,102	3,092	3,089	0.35%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	6,724	6,703	6,695	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	1,701	1,679	1,694	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	4,772	4,758	4,708	0.54%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	$8,849	$8,808	$8,730	1.00%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	4,851	4,851	4,786	0.55%
NFM & J, L.P. (The Facilities Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	555	555	547	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.19%	8/31/2028	6,514	6,486	6,419	0.73%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	8,379	8,292	8,385	0.96%
Orion Group FM Holdings, LLC (Leo Facilities)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	6,357	6,348	6,362	0.73%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	1,573	1,560	1,574	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	13,446	1,513	1,523	0.17%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	11,753	11,659	11,711	1.34%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	5,595	1,103	1,094	0.13%
Total Environmental Industries							88,804	88,721	10.14%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	1,466	1,460	1,455	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	15,516	15,384	15,401	1.76%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	7/2/2031	2,840	1,012	996	0.11%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	3,629	2,930	2,929	0.33%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	3/18/2031	16,241	16,092	16,169	1.85%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.52%	12/17/2029	6,594	6,570	5,096	0.58%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,283	1,180	0.13%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,972	2,037	0.23%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2028	559	559	559	0.06%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/15/2028	2,396	2,029	2,107	0.24%
ARC Health OPCO, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,222	(18)	(36)	—%
ARC Health OPCO, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	2,472	2,400	2,400	0.27%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	1,153	(3)	11	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	$8,392	$8,318	$8,469	0.97%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	4,822	(22)	(71)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	2,743	2,179	2,151	0.25%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	8.92%	12/22/2031	5,755	5,705	5,671	0.65%
Coding Solutions Acquisition, Inc.	(9) (12) (15)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	13,509	13,440	13,393	1.53%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	521	(1)	(4)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.72%	8/7/2031	1,246	(10)	(11)	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Debt	S + 4.25%	8.09%	3/30/2029	3,247	3,217	3,142	0.36%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.32%	10/5/2029	7,323	7,276	7,211	0.82%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	10/5/2029	2,401	2,401	2,364	0.27%
FH DMI Buyer, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/11/2030	1,101	1,099	1,101	0.13%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	8.67%	10/11/2030	1,973	1,956	1,973	0.23%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.72%	9/30/2027	5,837	5,820	5,336	0.61%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.72%	9/30/2027	1,528	1,528	1,397	0.16%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	6,271	6,249	5,960	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.24%	12/9/2027	1,962	1,962	1,864	0.21%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	4,882	4,841	4,640	0.53%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	7,967	7,922	7,572	0.87%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	3,704	3,683	3,521	0.40%
Health Management Associates, Inc.	(6) (12)	First Lien Debt	S + 6.25%	10.34%	3/30/2029	8,264	8,160	8,214	0.94%
Health Management Associates, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.34%	3/30/2029	1,069	1,050	1,063	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	10,439	10,360	10,394	1.19%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	3,897	3,897	3,879	0.44%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	10,734	10,734	10,684	1.22%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,147	2,137	2,137	0.24%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	13.50%	2/28/2030	5,292	5,188	5,235	0.60%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/5/2031	2,426	(5)	(22)	—%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.17%	11/5/2031	6,532	6,475	6,474	0.74%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	3/19/2032	7,143	(32)	—	—%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.17%	3/19/2032	12,761	12,641	12,761	1.46%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	2/13/2032	$2,092	$2,082	$2,078	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 4.50%	8.34%	2/13/2032	6,043	5,993	6,004	0.69%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/10/2029	735	457	453	0.05%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	2,741	2,717	2,717	0.31%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	14.25% (PIK)	2/7/2030	2,062	2,036	1,692	0.19%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	14.25% (PIK)	2/7/2030	550	546	451	0.05%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.32%	8/20/2027	8,837	8,810	8,831	1.01%
Promptcare Infusion Buyer, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,416	1,416	1,416	0.16%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	8,036	8,031	8,036	0.92%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,252	1,252	1,252	0.14%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.07%	5/28/2027	7,522	7,494	7,477	0.85%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	5/28/2027	3,182	3,180	3,163	0.36%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.07%	5/28/2027	3,182	3,161	3,163	0.36%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	4/12/2032	3,288	1,784	1,804	0.21%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.17%	4/12/2032	1,780	(8)	7	—%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	4/12/2032	7,397	7,362	7,425	0.85%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.17%	9/19/2028	7,750	7,624	7,554	0.86%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.25%	9/19/2028	9,097	8,987	8,866	1.01%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	12.27%	4/12/2028	12,801	12,792	10,357	1.18%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	4/12/2032	4,928	(11)	22	—%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.22%	4/12/2032	1,776	(8)	8	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.22%	4/12/2032	6,981	6,948	7,013	0.80%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	11/22/2031	1,074	(5)	(22)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.44%	11/22/2030	1,406	(11)	(28)	—%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.44%	11/22/2031	9,150	9,080	8,965	1.02%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.22%	12/19/2029	15,212	15,103	15,212	1.74%
Tidi Legacy Products, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/19/2029	4,075	4,075	4,075	0.47%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	1,130	1,121	1,121	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	15,733	15,608	15,608	1.78%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	$7,239	$7,205	$7,239	0.83%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,099	3,067	3,099	0.35%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,539	1,533	1,539	0.18%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	2,535	2,528	2,535	0.29%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	1,221	1,207	1,221	0.14%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.49%	12/3/2029	16,221	16,105	15,906	1.83%
Total Healthcare & Pharmaceuticals							361,099	353,061	40.34%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	12/21/2027	11,336	11,318	11,336	1.29%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	12/21/2027	3,088	3,076	3,088	0.35%
Alta Buyer, LLC (GoEngineer)	(9) (12)	First Lien Debt	S + 5.00%	8.67%	12/21/2027	5,284	5,252	5,284	0.60%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.42%	4/14/2028	11,825	11,770	11,626	1.32%
Eliassen Group, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	4/14/2028	851	851	837	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	7.92%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	7.92%	5/28/2032	73	73	74	0.01%
Exterro, Inc.	(6)	First Lien Debt	S + 5.25%	9.02%	6/1/2027	9,435	9,410	9,366	1.07%
GNX HBS PARENT, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	9/30/2031	1,481	—	(6)	—%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	9/30/2031	2,519	2,506	2,508	0.29%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	4,243	4,223	4,243	0.48%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.32%	11/18/2030	4,733	4,724	4,710	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	745	744	688	0.08%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	1,081	1,078	998	0.11%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	240	239	221	0.03%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	3,463	3,460	3,199	0.37%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.37%	9/30/2031	678	672	672	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2031	236	—	(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.37%	3/31/2031	79	21	21	—%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 6.00%	9.99%	11/5/2026	8,630	8,599	7,627	0.87%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	$2,051	$2,034	$2,027	0.23%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	883	875	873	0.10%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	14.50% (PIK)	6/30/2028	2,349	2,349	2,322	0.27%
VALIDITY INC	(12)	First Lien Debt	S + 5.25%	9.18%	4/12/2032	100	99	99	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	8.97%	3/1/2030	6,138	6,094	6,138	0.70%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	3/1/2030	1,283	223	223	0.03%
Total High Tech Industries							79,690	78,172	8.93%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	10/31/2031	1,052	40	53	0.01%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	8.72%	10/31/2031	3,156	3,129	3,188	0.36%
Total Hotel, Game & Leisure							3,169	3,241	0.37%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 5.75%	9.72%	10/23/2028	4,290	4,243	4,268	0.49%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	2,932	2,926	2,794	0.32%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	1,917	1,917	1,826	0.21%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	9,813	9,813	9,351	1.06%
Total Media: Advertising, Printing & Publishing							18,899	18,239	2.08%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,753	3,716	3,641	0.42%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12) (16)	First Lien Debt	S + 1.00%	4.77% (Cash) 4.00% (PIK)	8/12/2027	2,663	2,649	1,254	0.14%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12) (16)	First Lien Debt	S + 1.00%	4.77% (Cash) 4.00% (PIK)	8/12/2027	3,029	3,020	1,426	0.16%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	9.82%	12/9/2026	8,267	8,268	6,916	0.80%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.82%	12/9/2026	2,944	2,944	2,463	0.28%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.82%	12/9/2026	449	449	376	0.04%
Total Media: Diversified & Production							21,046	16,076	1.84%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	9.92%	5/23/2029	$4,428	$4,370	$4,412	0.50%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	1/23/2032	2,385	562	550	0.06%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.25%	8.11%	1/23/2032	2,840	2,815	2,814	0.32%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 4.75%	8.52%	10/8/2029	6,793	6,720	6,738	0.77%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	10/8/2029	938	628	625	0.07%
Astra Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/26/2032	25	—	—	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.42%	11/26/2032	75	75	75	0.01%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	2,711	2,703	2,711	0.31%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	3,505	3,505	3,505	0.40%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	5,238	5,222	5,238	0.60%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	2,144	2,137	2,144	0.24%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.72%	10/1/2029	13,671	13,640	13,671	1.56%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 8.75%	9.92% (Cash) 2.50% (PIK)	3/31/2031	1,153	1,135	1,163	0.13%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,966	869	0.10%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.42%	5/13/2032	100	99	99	0.01%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	9/15/2028	7,339	7,265	7,196	0.82%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	2,336	2,325	2,290	0.26%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	1,539	1,536	1,509	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	9/15/2028	3,396	3,356	3,329	0.38%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	5,094	4,279	4,195	0.48%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	3,953	3,937	3,912	0.45%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	1,015	1,011	1,005	0.11%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	15,233	—	(155)	(0.02%)
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	2,972	2,960	2,942	0.34%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	2,595	2,310	2,284	0.26%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	9,600	9,557	9,586	1.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	$6,655	$6,599	$6,645	0.76%
Env Automation Acquisition,LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/8/2031	33	—	—	—%
Env Automation Acquisition,LLC	(9) (12)	First Lien Debt	S + 4.50%	8.24%	12/8/2031	67	67	67	0.01%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,065	2,032	2,037	0.23%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	683	682	669	0.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	9,356	9,356	9,164	1.05%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	1,559	1,559	1,527	0.17%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	3,863	3,857	3,783	0.43%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/22/2028	1,866	(3)	—	—%
Integrated Power Services Holdings, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.58%	11/22/2028	5,235	5,234	5,235	0.60%
KENG Acquisition, Inc. (Enagage PEO)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.34%	8/1/2029	9,473	9,374	9,401	1.07%
KENG Acquisition, Inc. (Enagage PEO)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	9,218	9,204	9,148	1.05%
KENG Acquisition, Inc. (Enagage PEO)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	1,071	1,069	1,063	0.12%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	7/31/2031	12,131	11,882	12,057	1.38%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	7,169	7,169	7,143	0.82%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	7,147	7,146	7,122	0.81%
M&S Holdings Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	769	—	(4)	—%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	4,231	4,210	4,210	0.48%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.44%	8/22/2029	13,125	13,048	12,687	1.45%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.16%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.41%	11/30/2028	837	837	837	0.10%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.33%	7/7/2028	13,500	13,311	12,042	1.38%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	1,111	—	(5)	—%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	3,889	3,870	3,870	0.44%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.13%	5/24/2032	21	—	—	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	8.13%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.25%	8.13%	5/24/2032	68	68	69	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	2,955	2,402	2,413	0.28%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.25%	8.93%	6/15/2029	$14,027	$13,871	$14,027	1.60%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	2,805	2,789	2,805	0.32%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/21/2028	3,963	1,041	938	0.11%
Safety Infrastructure Services Intermediate LLC	(6)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	7,032	6,983	6,835	0.78%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 5.00%	8.72%	7/1/2030	4,473	4,436	4,436	0.51%
Scaled Agile, Inc.	(6) (9) (12)	First Lien Debt	S + 2.25%	6.02% (Cash) 3.75% (PIK)	12/15/2028	8,076	8,037	6,561	0.75%
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.25%	6.02% (Cash) 3.75% (PIK)	12/15/2028	394	394	320	0.04%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.35%	11/3/2031	5,000	4,975	4,978	0.57%
Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	8.82%	9/2/2032	592	(3)	(4)	—%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.82%	9/2/2032	4,408	4,386	4,376	0.50%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2032	3,427	2,247	2,251	0.26%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	2/2/2032	1,720	260	270	0.03%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	2/2/2032	9,853	9,764	9,821	1.12%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.80%	6/25/2032	91	10	9	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	9	—	—	—%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 5.00%	8.72%	1/31/2029	6,686	6,610	6,686	0.76%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	3,077	3,043	3,077	0.35%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	10,071	10,054	10,071	1.15%
Trilon Group, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	27,477	27,353	27,448	3.14%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	5/27/2029	1,856	1,849	1,854	0.21%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	6,634	6,596	6,634	0.76%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	6/22/2029	6,307	6,257	6,307	0.72%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	1,852	1,833	1,852	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	8.48%	6/1/2029	8,008	7,915	8,008	0.92%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/1/2029	822	817	822	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.34%	6/29/2027	4,488	4,473	4,488	0.51%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.19%	6/29/2027	327	326	327	0.04%
Total Services: Business							335,557	329,239	37.62%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	$3,402	$3,380	$3,371	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/2/2028	3,093	—	(28)	—%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	10.03%	8/16/2028	9,724	9,717	9,059	1.04%
AMS Parent, LLC (All My Sons)	(6) (14)	First Lien Debt	S + 4.75%	8.68%	10/25/2028	5,147	5,123	4,973	0.57%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	153	153	154	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/24/2030	154	153	155	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	8.71%	10/24/2029	55	14	15	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	8.82%	10/24/2030	627	622	630	0.07%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	22	—	—	—%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	12.00%	11/27/2031	78	76	76	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	908	891	877	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	693	687	670	0.08%
Excel Fitness Consolidator LLC	(6)	First Lien Debt	S + 4.50%	8.42%	4/29/2030	10,220	10,154	10,142	1.16%
Excel Fitness Consolidator LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	4/29/2030	1,897	(10)	(14)	—%
Legacy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	100	—	(1)	—%
Legacy Service Partners, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	(1)	(1)	—%
Legacy Service Partners, LLC	(12)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	53	52	52	0.01%
Legacy Service Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.17%	11/10/2031	17,546	17,486	17,434	1.98%
Liberty Buyer, Inc. (Liberty Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.49%	6/15/2028	3,849	3,832	3,735	0.43%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/15/2028	289	289	281	0.03%
National Renovations LLC (Repipe Specialists)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	643	—	(98)	(0.01%)
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	644	644	546	0.06%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	734	725	623	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,690	2,663	2,281	0.26%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	232	232	197	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,032	3,965	3,892	0.44%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,498	4,498	4,433	0.51%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	$6,489	$6,489	$6,396	0.73%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.49%	6/8/2026	2,450	2,450	2,450	0.28%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/8/2026	212	212	212	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/8/2026	3,248	3,245	3,248	0.37%
Perennial Services Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/23/2032	5,288	—	(26)	—%
Perennial Services Group, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.19%	12/23/2032	7,246	7,210	7,211	0.82%
Total Services: Consumer							84,951	82,945	9.48%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 5.25%	8.94%	7/18/2028	12,010	11,935	12,010	1.37%
Total Sovereign & Public Finance							11,935	12,010	1.37%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.43%	11/17/2027	5,649	5,649	5,649	0.65%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	11/17/2027	1,789	1,789	1,789	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,037	1,030	1,042	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,791	1,779	1,799	0.21%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	9,847	9,826	9,847	1.13%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,288	1,278	1,288	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	1,653	209	201	0.02%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.69%	10/16/2029	18,135	17,964	18,048	2.06%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	4,271	4,250	4,251	0.49%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	8.67%	6/27/2029	18,847	18,728	18,866	2.15%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.88%	4/3/2028	7,125	7,094	6,833	0.78%
Total Telecommunications							69,596	69,613	7.96%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	262	262	219	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	908	907	759	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	184	183	153	0.02%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	$4,433	$4,433	$3,703	0.42%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25%(PIK)	2/3/2028	1,380	1,375	1,153	0.13%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,311	1,300	1,299	0.15%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	8,173	8,093	8,090	0.92%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	9,102	9,057	8,972	1.03%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.50%	8.54%	11/15/2029	21,660	21,534	21,562	2.46%
Kenco PPC Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	3,581	3,561	3,565	0.41%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	4,111	(30)	(19)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,200	5,112	5,074	0.58%
SEKO Global Logistics Network, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 10.00%	14.20%	11/27/2029	73	—	—	—%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	130	130	130	0.01%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	467	460	467	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	5/27/2030	1,746	1,746	1,436	0.16%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	7.92%	3/19/2027	2,723	2,696	2,723	0.31%
Total Transportation: Cargo							60,819	59,286	6.77%

Transportation: Consumer
EVDR Purchaser, Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	10,480	10,400	10,430	1.19%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/14/2031	3,040	—	(15)	—%
Total Transportation: Consumer							10,400	10,415	1.19%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.47%	8/27/2031	10,355	10,268	10,380	1.19%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/27/2031	2,615	(11)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.47%	8/27/2031	1,925	(16)	5	—%
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	63	1	—	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	37	37	37	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/14/2030	21	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	8/14/2030	$79	$79	$79	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	4/28/2032	517	—	(2)	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	4/28/2032	352	(1)	(1)	—%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	4/28/2032	2,581	2,573	2,572	0.29%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,636	—	(77)	(0.01%)
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	6,212	6,129	5,920	0.68%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S +6.25%	10.12%	4/3/2030	1,972	1,965	1,879	0.21%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	1,231	(3)	(7)	—%
RMS Energy Borrower LLC	(6) (12)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	6,752	6,719	6,716	0.77%
Total Utilities: Electric							27,740	27,507	3.14%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	7,758	7,700	7,759	0.89%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/21/2031	3,025	2,029	2,029	0.23%
Total Utilities: Water							9,729	9,788	1.12%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,951	1,930	1,923	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	11,475	11,357	11,306	1.30%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	6,393	6,323	6,239	0.71%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	3,329	3,321	3,249	0.37%
Total Wholesale							22,931	22,717	2.60%

Total Debt Investments							$1,953,303	$1,917,994	219.15%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,939	0.22%
Total Aerospace & Defense					1,530	1,939	0.22%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	324	0.04%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	567	0.06%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,228	0.14%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,119	0.24%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common Units	7/13/2022	15,373	2,008	1,983	0.23%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	808	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	266	0.03%
Total Beverage, Food & Tobacco					3,665	3,057	0.35%

Capital Equipment
ATL GSE Holdings, LP	(8) (12)	Class A Units	12/16/2025	63	63	63	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	710	0.08%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	22	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
EFC Holdings, LLC (EFC International)	(8) (12)	Series A Preferred Units	3/1/2023	148	$148	$185	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	887	0.10%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	8,153	0.93%
Total Capital Equipment					5,270	10,020	1.14%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Units	6/6/2025	315,000	1,595	—	—%
Total Chemicals, Plastics & Rubber					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (12) (17)	Limited Partnership Interests	5/2/2025	846,770	865	854	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,824	0.20%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12)	Limited Partnership Interests	12/20/2022	894,607	895	1,283	0.15%
RPI Investments LP (Rose Paving)	(8) (12)	Class A Units	11/27/2024	690	100	68	0.01%
Total Construction & Building					3,132	4,029	0.46%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (12) (17)	Limited Partnership Interests	9/3/2025	1,500,000	1,445	2,029	0.23%
Total Consumer Goods: Durable					1,445	2,029	0.23%

Consumer Goods: Non-durable
FBG Holdings LLC	(8) (12)	Common Units	8/8/2025	66	512	511	0.06%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	381	0.04%
Total Consumer Goods: Non-durable					682	892	0.10%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	191	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	283	14	15	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	234	0.03%
Total Containers, Packaging & Glass					1,293	440	0.05%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	$400	$406	0.05%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	AA Equity Co-Invest	2/7/2023	245	245	—	—%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	Limited Partnership Interests	3/17/2025	1,000,000	1,003	1,304	0.15%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	784	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Limited Partnership Interests	9/10/2025	483,000	495	595	0.07%
Total Healthcare & Pharmaceuticals					4,600	4,089	0.47%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	LP Interests	10/1/2025	60	60	60	0.01%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	LP Interests	11/7/2025	500,000	501	500	0.06%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	265	0.03%
Total High Tech Industries					874	825	0.10%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	253	0.03%
Total Media: Diversified & Production					853	253	0.03%

Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	101	99	0.01%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Concord FG Holdings, LP (E78)	(8) (12)	Class A Common Units	12/1/2021	816	860	489	0.06%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	271	0.03%
KKEMP Blocked Co-Invest, LP	(8) (12)	Limited Partnership Interests	7/15/2025	1,000	1,000	1,108	0.13%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Common Units	7/17/2023	790	790	1,104	0.13%
M&S Group Holdings,LLC	(8) (12)	Common Equity	12/23/2025	2,998	300	300	0.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
NMS VONA Case Management Acquisition, LP	(8) (12) (17)	Class A Common Units	11/25/2025	2,793	$1,500	$1,500	0.17%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partnership Interests	9/29/2025	483,000	485	483	0.06%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Common Units	1/31/2023	1,173	117	156	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	481	0.05%
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	90	0.01%
Schill Blocker Agg, LLC	(8) (12) (17)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.34%
STech Investors, LP	(8) (12)	Class A Units	11/3/2025	961	96	96	0.01%
Total Services: Business					10,134	9,177	1.05%

Services: Consumer
CHS Investors, LLC	(8) (12)	Class B Units	5/27/2025	576	83	74	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,164	0.13%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	138	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	16	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	656	0.07%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (11) (12)	Purchased Units	3/31/2022	282	282	63	0.01%
Total Services: Consumer					2,230	2,111	0.24%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,605	0.18%
Total Sovereign & Public Finance					634	1,605	0.18%

Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	603	0.07%
Total Transportation: Cargo					5,240	603	0.07%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	$280	$104	0.01%
Total Utilities: Electric					280	104	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,781	478	714	0.08%
Total Utilities: Water					478	714	0.08%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	400	0.05%
Lettermen's Parent Holding, LLC	(8)	Common Units	12/5/2025	486	49	49	0.01%
Total Wholesale					449	449	0.06%

Total Equity Investments					$47,904	$44,455	5.08%

Total Investments					$2,001,207	$1,962,449	224.23%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	3.64%	51,278,977	$51,279	$51,279	5.86%
First American Government Obligations Fund - Class Z	3.64%	2,648,293	2,648	2,648	0.30%
Total Cash Equivalents			$53,927	$53,927	6.16%

Total Investments and Cash Equivalents			$2,055,134	$2,016,376	230.39%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$14,965	$14,965	—
Total Derivatives - Interest Rate Swaps							$14,965	$14,965	—
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share amounts)

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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.69%, 3.65%, 3.57%, and 3.42%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $875,180 as of December 31, 2025.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of December 31, 2025, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2025, the Company held seventy restricted securities with an aggregate fair value of $44,455, or 5.08% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 4.25% of the Company's total assets calculated in accordance with the 1940 Act.
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
(13)Instrument is used in a qualifying hedge accounting relationship. The associated change in fair value is recorded with the change in fair value of the hedged item within interest and debt financing expense on the consolidated statements of operations. Refer to Note 4 “Derivatives” for more information.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 “Fair Value Measurements” for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of December 31, 2025.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, the Company generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
Accordingly, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of December 31, 2025, the Company did not hold any restricted cash and held $53,927 of cash equivalents. As of December 31, 2024, the Company held $50 of restricted cash and $40,842 of cash equivalents.
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
(dollar amounts in thousands, except share and per share data)
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
The Company applies the practical expedient provided by ASC Topic 820 relating to investments in certain investment companies that calculate net asset value ("NAV") per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, calculate NAV per share or its equivalent for which the fair value is not readily determinable, and measure the fair value of such investments on the basis of NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
(dollar amounts in thousands, except share and per share data)
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the years ended December 31, 2025, 2024 and 2023, the Company earned $9,868, $8,299 and $3,644 respectively, in PIK income provisions, representing 4.75%, 3.70% and 2.25% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the years ended December 31, 2025, 2024 and 2023, the Company earned $402, $614 and $101 respectively, of dividend income on its equity investments.
Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2025, 2024 and 2023 the Company earned other income of $1,692, $2,031 and $1,143 respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2025, the Company had investments in four portfolio companies on non-accrual status with an aggregate fair value of $9,744 which represented approximately 0.50% of total investments at fair value. As of December 31, 2024, the Company had investments in one portfolio company on non-accrual status with an aggregate fair value of $1,896, which represented approximately 0.09% of total investments at fair value.

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

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company incurred $186, $551, and $6 of excise tax expense, respectively.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Company has elected to be treated as a RIC under the Code, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Company generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Company. The Company is, however, subject to a federal excise tax and certain state and local taxes. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on the consolidated financial statements.

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
3. INVESTMENTS
As of December 31, 2025 and December 31, 2024, the Company's investments consisted of the following (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,773,647	$1,756,620	89.51%	$1,893,409	$1,885,643	90.59%
Subordinated Debt[1]	179,656	161,374	8.22%	170,957	159,138	7.65%
Equity Investments	47,904	44,455	2.27%	34,209	36,598	1.76%
Total	$2,001,207	$1,962,449	100.00%	$2,098,575	$2,081,379	100.00%
____________________
1As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583.
As of December 31, 2024, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and structured debt of $1,618; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $71,622, mezzanine debt of $94,978 and structured debt of $4,357.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of December 31, 2025 and December 31, 2024 was as follows:

Industry	December 31, 2025	December 31, 2024
Aerospace & Defense	1.71%	3.36%
Automotive	3.28%	3.33%
Banking, Finance, Insurance & Real Estate	4.01%	3.28%
Beverage, Food & Tobacco	7.62%	6.95%
Capital Equipment	5.75%	5.46%
Chemicals, Plastics & Rubber	1.10%	1.36%
Construction & Building	6.90%	5.54%
Consumer Goods: Durable	1.25%	0.97%
Consumer Goods: Non-durable	1.61%	2.34%
Containers, Packaging & Glass	4.02%	3.87%
Energy: Electricity	1.56%	2.50%
Environmental Industries	4.52%	3.85%
Healthcare & Pharmaceuticals	18.19%	14.47%
High Tech Industries	4.03%	8.65%
Hotel, Gaming & Leisure	0.17%	0.15%
Media: Advertising, Printing & Publishing	0.93%	0.90%
Media: Diversified & Production	0.83%	0.91%
Retail	—%	0.28%
Services: Business	17.24%	16.48%
Services: Consumer	4.33%	5.18%
Sovereign & Public Finance	0.69%	0.64%
Telecommunications	3.55%	3.19%
Transportation: Cargo	3.05%	2.95%
Transportation: Consumer	0.53%	0.62%
Utilities: Electric	1.41%	1.16%
Utilities: Water	0.54%	0.42%
Wholesale	1.18%	1.19%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,917,138	$1,878,290	95.71%	214.62%
Canada	43,215	43,408	2.21%	4.96%
Germany	27,806	28,064	1.43%	3.21%
United Kingdom	13,048	12,687	0.65%	1.45%
Total	$2,001,207	$1,962,449	100.00%	224.24%

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
As of December 31, 2025 and December 31, 2024, on a fair value basis, 94.07% and 94.68%, respectively, of the Company’s debt investments earn interest at a floating rate, and 5.93% and 5.32%, respectively, of the Company’s debt investments earn interest at a fixed rate.
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
As of December 31, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest and debt financing expenses on the consolidated statements of operations. For the year ended December 31, 2025, the Company recognized $29 of unrealized gains related to the interest rate swap and the hedged item, which are included in interest and debt financing expenses on the consolidated statements of operations. As of December 31, 2025, the fair value of the interest rate swap was $14,965, and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted, which is recorded separately. As of December 31, 2025, there was $14,750 of collateral received to cover collateral obligations under the terms of the ISDA Master Agreement, which is included in collateral due to broker on the consolidated statements of assets and liabilities.
The table below presents the carrying value of the unsecured borrowings as of December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$309,915	$9,915

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of December 31, 2025 and December 31, 2024, according to the fair value hierarchy:

As of December 31, 2025	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$8,115	$1,748,505	$—	$1,756,620
Subordinated Debt (1)	—	6,176	155,198	—	161,374
Equity Investments	—	—	32,179	12,276	44,455
Cash Equivalents	53,927	—	—	—	53,927
Total investments and cash equivalents	$53,927	$14,291	$1,935,882	$12,276	$2,016,376
Derivative asset	—	14,965	—	—	14,965
Total	$53,927	$29,256	$1,935,882	$12,276	$2,031,341
______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and $2,479 of structured debt.
(2) Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First-Lien Debt	$—	$78,793	$1,806,850	$1,885,643
Subordinated Debt (1)	—	8,359	150,779	159,138
Equity Investments	—	—	36,598	36,598
Cash Equivalents	40,842	—	—	40,842
Total investments and cash equivalents	$40,842	$87,152	$1,994,227	$2,122,221
_______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $67,780, mezzanine debt of $89,740 and $1,618 of structured debt.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	For the Year Ended December 31, 2025
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2024	$1,806,850	$150,779	$36,598	$1,994,227
Purchase of investments and other adjustments to cost (1)	319,864	19,833	5,449	345,146
Proceeds from principal repayments and sales of investments (1)	(374,078)	(16,726)	(3,997)	(394,801)
Payment-in-kind interest	2,201	7,667	—	9,868
Amortization of premium/accretion of discount, net	3,657	479	—	4,136
Net realized gain (loss) on investments	(9,134)	164	2,847	(6,123)
Net change in unrealized appreciation (depreciation) on investments	(8,884)	(6,998)	(7,064)	(22,946)
Transfers out of Level 3 (2)	(5,175)	—	(1,654)	(6,829)
Transfers to Level 3 (2)	13,204	—	—	13,204
Balance as of December 31, 2025	$1,748,505	$155,198	$32,179	$1,935,882

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2025	$(10,085)	$(6,994)	$(6,520)	$(23,599)
_______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

	For the Year Ended December 31, 2023
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2022	$1,016,856	$133,243	$27,313	$1,177,412
Purchase of investments and other adjustments to cost	513,487	65,296	9,110	587,893
Proceeds from principal repayments and sales of investments	(118,469)	(14,915)	(8,667)	(142,051)
Payment-in-kind interest	221	3,047	—	3,268
Amortization of premium/accretion of discount, net	1,386	426	833	2,645
Net realized gain (loss) on investments	(14,339)	238	6,112	(7,989)
Net change in unrealized appreciation (depreciation) on investments	8,871	(4,191)	(3,894)	786
Transfers out of Level 3 (1)	(23,350)	(8,448)	—	(31,798)
Transfers to Level 3 (1)	8,348	—	—	8,348
Balance as of December 31, 2023	$1,393,011	$174,696	$30,807	$1,598,514

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2023	$364	$(4,167)	$2,154	$(1,649)
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers into Level 3 from Level 2 were a result of changes in the observability of significant inputs for certain portfolio companies.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,679,774	Yield Method	Market Yield Discount Rates	7.45%	18.14%	9.24%
First-Lien Debt	28,547	Market Approach	EBITDA Multiple	6.00x	10.93x	7.93x
First-Lien Debt	6,483	Market Approach	Revenue Multiple	0.33x	1.50x	0.81x
Subordinated Debt	139,506	Yield Method	Market Yield Discount Rates	10.60%	22.50%	15.08%
Subordinated Debt	10,357	Market Approach	EBITDA Multiple	10.40x	10.40x	10.40x
Subordinated Debt	2,920	Black-Scholes	EBITDA Multiple	1.05x	10.00x	6.21x
Equity	1,487	Yield Method	Market Yield Discount Rates	8.63%	16.41%	15.28%
Equity	29,724	Market Approach	EBITDA Multiple	6.00x	19.00x	12.65x
Total	$1,898,798
First-Lien Debt in the amount of $33,701, Subordinated Debt in the amount of $2,415 and equity investments in the amount of $968 at December 31, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

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

	December 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Wells Fargo Financing Facility	$—	$—	$106,000	$106,000
Revolving Credit Facility	66,000	66,000	237,750	237,750
2025 Debt / 2022 Debt	321,083	321,211	342,000	343,766
2023 Debt	213,286	214,003	214,429	217,446
2024 Debt	213,750	214,322	214,750	216,611
2030 Notes	309,915	308,049	—	—
Total	$1,124,034	$1,123,585	$1,114,929	$1,121,573
______________
(1) Carrying value on the consolidated statements of assets and liabilities are net of deferred financing, issuance costs, and unamortized discount. Carrying value of the 2030 Notes reflects the cumulative hedging adjustments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
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
For the years ended December 31, 2025, 2024 and 2023, base management fees were $19,269, $14,683 and $10,509 respectively. As of December 31, 2025 and December 31, 2024, $5,048 and $3,956, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
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
(dollar amounts in thousands, except share and per share data)
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

For the years ended December 31, 2025 and 2024, income-based incentive fees were $11,182 and $17,447, respectively, of which $2,253 and $17,447, respectively, were waived in accordance with the terms of the Advisory Agreement. For the year ended December 31, 2023, the Adviser was not entitled to any incentive fees under the Advisory Agreement. As of December 31, 2025, $2,809 was payable to the Adviser related to income-based incentive fees. As of December 31, 2024, the Adviser was not entitled to any incentive fees under the Advisory Agreement.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $2,341, $1,861 and $1,598 respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of December 31, 2025 and December 31, 2024, fees of $1,124 and $981, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
Directors' Fees
The Board consists of six members, five of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $624, $510, and $383 respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of December 31, 2025 and December 31, 2024, $156 and $128, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of December 31, 2025 and December 31, 2024, the Company owed the Adviser, Churchill and/or the Administrator on an aggregate basis $938 and $1,320, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of December 31, 2025 and December 31, 2024, asset coverage was 178.55% and 187.03%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
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
On January 23, 2025, the Company and SPV V terminated in full the Wells Fargo Financing Facility Agreement and the Company terminated the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	For the Years Ended December 31,
	2025 (1)	2024	2023
Borrowing interest expense	$396	$7,285	$12,120
Unused fees	55	457	567
Amortization of deferred financing costs	734	1,024	482
Total interest and debt financing expenses	$1,185	$8,766	$13,169
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
For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the SMBC Financing Facility were as follows:

	For the Years Ended December 31,
	2025	2024 (1)	2023
Borrowing interest expense	$—	$6,326	$17,745
Unused fees	—	215	110
Amortization of deferred financing costs	—	1,287	768
Total interest and debt financing expenses	$—	$7,828	$18,623
_____________
(1)Represents the period from January 1, 2024 to November 5, 2024 (date of repayment and termination of the SMBC Financing Facility).

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
(dollar amounts in thousands, except share and per share data)
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of December 31, 2025 and December 31, 2024, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$6,144	$7,559	$2,783
Unused fees	901	466	269
Amortization of deferred financing costs	474	487	220
Total interest and debt financing expenses	$7,519	$8,512	$3,272
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
(dollar amounts in thousands, except share and per share data)
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
CLO-I Refinancing
On March 20, 2025 (the “CLO-I Refinancing Date”), the Company completed a $457,975 refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest, of which $79,325 were issued on the Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

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
For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the CLO-I were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$18,956	$23,969	$23,572
Unused fees	—	—	—
Amortization of deferred financing costs	1,042	603	601
Total interest and debt financing expenses	$19,998	$24,572	$24,173

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
For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the CLO-II were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$14,548	$16,789	$1,149
Unused fees	—	—	—
Amortization of deferred financing costs	383	444	30
Total interest and debt financing expenses	$14,931	$17,233	$1,179

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

For the years ended December 31, 2025, 2024 and 2023 the components of interest expense related to the CLO-III were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$13,736	$12,647	$—
Unused fees	—	—	—
Amortization of deferred financing costs	400	321	—
Total interest and debt financing expenses	$14,136	$12,968	$—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
Unsecured Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

For the years ended December 31, 2025, 2024 and 2023, the component of interest expense related to the 2030 Notes were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$19,337	$—	$—
Accretion of original issue discount	105	—	—
Amortization of deferred issuance costs	719	—	—
Net fair value adjustment for hedging transaction	(29)	—	$—
Total interest and debt financing expenses	$20,132	$—	$—

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$321,083	$213,286	$213,750	$325,000	$1,373,119
Amount Outstanding (1)	300,000	321,083	213,286	213,750	66,000	1,114,119
Unused Portion (2)	—	—	—	—	259,000	259,000
Amount Available (3)	—	—	—	—	259,000	259,000
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
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense and debt financing expenses were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$73,117	$74,575	$57,980
Unused fees	956	1,138	1,010
Accretion of original issue discount	105	—	—
Amortization of deferred financing or issuance costs	3,752	4,166	2,216
Net fair value adjustment for hedging transaction	(29)	—	—
Total interest and debt financing expenses	$77,901	$79,879	$61,206
Average interest rate (1)	6.51%	7.61%	7.23%
Average daily borrowings	$1,138,671	$995,137	$816,221
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of December 31, 2025 and December 31, 2024:

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

	Payments Due by Period
As of December 31, 2024	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Wells Fargo Financing Facility	$106,000	$—	$106,000	$—	$—
Revolving Credit Facility	237,750	—	—	237,750	—
CLO-I	342,000	—	—	—	342,000
CLO-II	214,429	—	—	—	214,429
CLO-III	214,750	$—	—	—	214,750
Total debt obligations	$1,114,929	$—	$106,000	$237,750	$771,179
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. While future events could occur that might lead to the enforcement of these provisions against the Company, the Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 and December 31, 2024 for any such exposure.
As of December 31, 2025 and December 31, 2024, the Company had the following unfunded investment commitments:

Portfolio Company	December 31, 2025	December 31, 2024
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$3,093	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,822	2,654
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	—
ADPD Holdings LLC (NearU) - Delayed Draw Loan	—	2,136
All4 Buyer, LLC - Delayed Draw Loan	1,812	—
AmerCareRoyal, LLC - Delayed Draw Loan	165	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Delayed Draw Loan	—	110
Apex Service Partners, LLC - Revolving Loan	41	18
Aprio Advisory Group, LLC - Delayed Draw Loan	92	—
Aprio Advisory Group, LLC - Revolving Loan	8	—
ARC Health OPCO, LLC - Delayed Draw Loan	1,222	—
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	305	792
Ascend Partner Services LLC - Delayed Draw Loan	379	12,642
Astra Service Partners, LLC - Delayed Draw Loan	25	—
ASTP Holdings CO-Investment LP (American Student Transportation Partners)	—	106
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	—
Big Apple Advisory, LLC - Delayed Draw Loan	3,324	4,305
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	—
Bradford Soap International, Inc. - Delayed Draw Loan	1,000	—
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	2,760
Businessolver.com, Inc. - Delayed Draw Loan	—	873
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	500	4,999
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	1,617	3,012
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	521	1,872
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	156
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,825
Columbia Home Services LLC - Delayed Draw Loan	22	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	2,615

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,059
Davidson Hotel Company LLC - Delayed Draw Loan	1,010	1,052
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Diligent Corporation (fka Diamond Merger Sub II, Corp.) - Delayed Draw Loan	—	3,830
DMC Holdco, LLC (DMC Power) - Delayed Draw Loan	—	1,671
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,518	15,639
Emburse, Inc. - Delayed Draw Loan	13	—
Emburse, Inc. - Revolving Loan	14	—
ERA Industries, LLC (BTX Precision) - Delayed Draw Loan	—	153
Env Automation Acquisition,LLC - Delayed Draw Loan	33	—
Environ Energy, LLC - Delayed Draw Loan	1,481	—
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Holdings, Inc. - Delayed Draw Loan	1,897	1,897
FH DMI Buyer, Inc. - Delayed Draw Loan	—	1,104
FirstCall Mechanical Group, LLC - Delayed Draw Loan	4,400	13,600
FoodScience, LLC - Delayed Draw Loan	4,228	6,322
Force Electrical Buyerco, LLC - Delayed Draw Loan	62	—
Gannett Fleming, Inc. - Revolving Loan	2,131	2,131
GHR Healthcare, LLC - Delayed Draw Loan	—	2,594
GNX HBS PARENT, LLC - Delayed Draw Loan	1,481	—
GreyLion TGNL Holdings	153	—
Health Management Associates, Inc. - Delayed Draw Loan	—	754
Heartland Paving Partners, LLC - Delayed Draw Loan	621	11,428
Heartland Veterinary Partners LLC - Delayed Draw Loan	—	1,415
High Bar Brands Operating, LLC - Delayed Draw Loan	—	596
HMN Acquirer Corp. - Delayed Draw Loan	2,426	2,426
Impact Advisors, LLC - Delayed Draw Loan	7,143	—
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	21	—
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions) - Delayed Draw Loan	—	1,979
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	1,866	3,598
Kenco PPC Buyer LLC - Delayed Draw Loan	4,111	7,950
KENG Acquisition, Inc. (Engage PEO) - Delayed Draw Loan	—	6,214
KL Bronco Acquisition, Inc. (Elevation Labs) - Delayed Draw Loan	—	2,188
Knight AcquireCo, LLC - Delayed Draw Loan	1,250	—
Lavie Group, Inc. - Delayed Draw Loan	276	—
Legacy Service Partners, LLC - Delayed Draw Loan	147	—
LH Equity Investors, L.P.	56	—
Liberty Buyer, Inc. (Liberty Group) - Delayed Draw Loan	—	449
Low Voltage Holdings Inc. - Delayed Draw Loan	517	—
Low Voltage Holdings Inc. - Revolving Loan	352	—
Matador US Buyer, LLC (Insulation Technology Group) - Delayed Draw Loan	—	5,912
M&S Holdings Buyer, Inc. - Delayed Draw Loan	769	—
MEI Buyer LLC - Delayed Draw Loan	1,574	—
Mobile Communications America, Inc. - Delayed Draw Loan	1,444	4,826
National Renovations LLC - Delayed Draw Loan	643	—
Naturpak PPC Buyer LLC - Delayed Draw Loan	1,111	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	—
NFM & J, L.P. (The Facilities Group) - Delayed Draw Loan	—	4,465
North Haven Spartan US Holdco LLC - Delayed Draw Loan	—	3,260
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	1,068	1,639
Online Labels Group, LLC - Delayed Draw Loan	605	806
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	11,933	15,117
Ovation Holdings, Inc - Delayed Draw Loan	421	7,901
Palmetto Acquisitionco, Inc. (Tech24) - Delayed Draw Loan	—	1,715
Perennial Services Group, LLC - Delayed Draw Loan	5,288	—
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	2,242
PN Buyer, Inc. - Delayed Draw Loan	1,111	—
Promptcare Infusion Buyer, Inc. - Delayed Draw Loan	—	1,437
PT Intermediate Holdings III, LLC - Delayed Draw Loan	—	1,106
RailPros Parent, LLC - Delayed Draw Loan	21	—
RailPros Parent, LLC - Revolving Loan	11	—
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	692	2,636
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	1,496	—
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	—
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	542	—
Refresh Buyer, LLC (Sunny Sky Products) - Delayed Draw Loan	—	1,773
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC	17	—
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	236	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	57
RMS Energy Borrower LLC - Delayed Draw Loan	1,231	—
Rose Paving, LLC - Delayed Draw Loan	191	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	2,710	—
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	2,914	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,628	—
SEKO Global Logistics Network, LLC - Delayed Draw Loan	73	—
SI Solutions, LLC - Delayed Draw Loan	4,481	5,601
SkyMark Refuelers, LLC - Delayed Draw Loan	1,662	—
Signia Aerospace, LLC - Delayed Draw Loan	—	122
Smith & Howard Advisory LLC - Delayed Draw Loan	112	2,351
Swoop Intermediate III, Inc. - Delayed Draw Loan	4,928	—
Swoop Intermediate III, Inc. - Revolving Loan	1,776	—
Syndigo LLC - Revolving Loan	592	—
Tau Buyer, LLC - Delayed Draw Loan	1,165	—
Tau Buyer, LLC - Revolving Loan	1,445	—
TBRS, Inc. - Delayed Draw Loan	1,074	2,209
TBRS, Inc. - Revolving Loan	1,406	1,322
Thermostat Purchaser III, Inc. - Delayed Draw Loan	—	2,787
Thompson Safety LLC - Delayed Draw Loan	81	—
Thompson Safety LLC - Revolving Loan	9	—
Tidi Legacy Products, Inc. - Delayed Draw Loan	—	4,085
Transit Buyer, LLC (Propark Mobility) - Delayed Draw Loan	—	422
TSS Buyer, LLC (Technical Safety Services) - Delayed Draw Loan	—	1,437
USA Industries Holdings LLC - Delayed Draw Loan	36	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

Portfolio Company	December 31, 2025	December 31, 2024
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	996	2,703
Vensure Employer Services, Inc. - Delayed Draw Loan	52	567
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,059	1,284
Vessco Midco Holdings, LLC - Delayed Draw Loan	792	3,365
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,880	1,796
WCI-Momentum Bidco, LLC - Delayed Draw Loan	17	—
Wellspring Pharmaceutical Corporation - Delayed Draw Loan	—	1,190
WSB Engineering Holdings Inc. - Delayed Draw Loan	—	566
YI, LLC (Young Innovations) - Delayed Draw Loan	—	3,448
Total Unfunded Commitments	$161,028	$235,678
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of December 31, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.
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
As of December 31, 2025, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
October 29, 2025	December 31, 2025	January 27, 2026	$0.45
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1)    Represents a special dividend.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
The following table summarizes the Company's distributions recorded for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Dividend per Share
November 4, 2024	December 31, 2024	January 28, 2025	0.45
July 31, 2024	September 30, 2024	October 28, 2024	0.45
May 1, 2024	June 28, 2024	July 29, 2024	0.45
January 10, 2024	November 11, 2024	January 28, 2025	$0.10 (1)
January 10, 2024	August 12, 2024	October 28, 2024	$0.10 (1)
January 10, 2024	May 13, 2024	July 29, 2024	$0.10 (1)
January 10, 2024	March 30, 2024	April 29, 2024	$0.45
________________
(1)    Represents a special dividend.

The following table summarizes the Company's distributions recorded for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend per Share
December 28, 2023	December 29, 2023	January 10, 2024	$0.50
December 28, 2023	December 29, 2023	January 10, 2024	$0.05 (1)
September 28, 2023	September 28, 2023	October 12, 2023	$0.50
September 28, 2023	September 28, 2023	October 12, 2023	$0.05 (1)
June 28, 2023	June 28, 2023	July 12, 2023	$0.50
June 28, 2023	June 28, 2023	July 12, 2023	$0.05 (1)
March 30, 2023	March 30, 2023	April 12, 2023	$0.50
March 30, 2023	March 30, 2023	April 12, 2023	$0.26 (2)
December 29, 2022	December 29, 2022	January 17, 2023	$0.50
________________
(1)    Represents a supplemental dividend.
(2)    Represents a special dividend and a supplemental dividend.

See Note 12, Income Taxes, for more information on the federal income tax characterization of distributions declared and paid.
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Shares(1)
July 30, 2025	September 30, 2025	October 28, 2025	62,700
April 30, 2025	June 30, 2025	July 28, 2025	52,892
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)

The following table reflects the shares issued pursuant to the dividend reinvestment plan for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Shares(1)
July 31, 2024	September 30, 2024	October 28, 2024	103,743
January 10, 2024	August 12, 2024	October 28, 2024	22,959
May 1, 2024	June 28, 2024	July 29, 2024	168,527
January 10, 2024	May 13, 2024	July 29, 2024	37,333
January 10, 2024	March 30, 2024	April 29, 2024	189,256
December 28, 2023	December 29, 2023	January 10, 2024	185,541
________________
(1)    All shares issued to shareholders for the the year ended December 31, 2024 were newly issued shares under the dividend reinvestment plan.
The following table reflects the shares issued pursuant to the dividend reinvestment plan for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Shares(1)
September 28, 2023	September 28, 2023	October 12, 2023	158,545
June 28, 2023	June 28, 2023	July 12, 2023	128,818
March 30, 2023	March 30, 2023	April 12, 2023	150,703
December 29, 2022	December 29, 2022	January 17, 2023	93,329
(1)    All shares issued to shareholders for the the year ended December 31, 2023 were newly issued shares under the dividend reinvestment plan.

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

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (dollar amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$65,614	$116,323	$75,938
Weighted average common shares outstanding - basic and diluted	50,286,270	54,118,379	33,385,880
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.30	$2.15	$2.27

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS AND SENIOR SECURITIES
The following is a schedule of consolidated financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021	2020(9)	2019(9)
Per share data:
Net asset value, beginning of period	$18.18	$18.13	$18.32	$19.39	$18.74	$20.00	$19.48
Net investment income (1)	1.86	2.26	2.52	1.95	1.58	1.05	1.58
Net realized gain (loss) (1)	(0.12)	(0.24)	(0.24)	(0.01)	0.06	0.08	0.12
Net change in unrealized gain (loss) (1)	(0.44)	0.13	(0.01)	(1.20)	0.48	(0.70)	0.09
Net increase (decrease) in net assets resulting from operations (1)	1.30	2.15	2.27	0.74	2.12	0.43	1.79
Shareholder distributions (2)	(1.90)	(2.10)	(2.41)	(1.81)	(1.39)	(0.68)	(1.46)
Other (3)	0.14	—	(0.05)	—	(0.08)	(1.01)	0.19
Net asset value, end of period	$17.72	$18.18	$18.13	$18.32	$19.39	$18.74	$20.00

Net assets, end of period	$875,180	$970,320	$747,885	$524,957	$374,051	$157,641	$66,211
Shares outstanding, end of period	49,387,065	53,387,277	41,242,105	28,650,548	19,293,813	8,413,970	3,310,590
Per share market value, end of period	$13.34	$16.78	N/A	N/A	N/A	N/A	N/A
Total return based on market value (4)	(9.94)%	4.77%	N/A	N/A	N/A	N/A	N/A
Total return based on net asset value (5)	10.42%	13.02%	12.83%	3.83%	11.22%	(2.88)%	10.39%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before expense support and waived fees (6)	12.88%	12.69%	13.04%	8.45%	6.63%	9.05%	13.92%
Ratio of net expenses to average net assets after expense support and waived fees (6)	12.63%	10.83%	13.01%	8.41%	6.42%	8.60%	11.71%
Ratio of net investment income to average net assets (6)	10.29%	13.04%	14.06%	10.34%	8.11%	5.55%	8.37%
Portfolio turnover rate (7)	17.39%	22.50%	10.56%	5.04%	33.87%	24.53%	46.17%
Total committed capital, end of period	N/A	N/A	$906,408	$905,178	$567,526	$352,555	$100,000
Ratio of total contributed capital to total committed capital, end of period	N/A	N/A	84.29%	60.26%	65.27%	45.73%	66.21%
Asset coverage ratio (8)	178.55%	187.03%	178.57%	174.41%	191.22%	182.03%	159.90%
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
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. For the year ended December 31, 2024, the beginning market value per share is based on the initial public offering price of $18.05 per share.
(5)Total return based on NAV is calculated as the change in NAV per share during the respective period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share.
(6)The ratio of interest and debt financing expenses to average net assets for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, and 2019 was 8.59%, 8.51%, 10.25%, 5.84%, 3.93%, 4.77% and 8.80% respectively. Average net assets is calculated utilizing quarterly net assets. Incentive fees waived is accounted for through the expiration date of the waiver and is not annualized.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.
(9)Not covered by the report of the independent registered public accounting firm.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
The following is information about the Company’s senior securities for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020 and 2019 ($ in thousands, except per share amounts):

(in thousands except for per unit data) Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Subscription Facility
December 31, 2022	$—	$1,744	—	N/A
December 31, 2021	$34,000	$1,912	—	N/A
December 31, 2020(5)	$17,500	$1,820	—	N/A
Wells Fargo Financing Facility
December 31, 2024	$106,000	$1,870	—	N/A
December 31, 2023	$231,000	$1,786	—	N/A
December 31, 2022	$111,300	$1,744	—	N/A
December 31, 2021	$231,600	$1,912	—	N/A
December 31, 2020(5)	$146,135	$1,820	—	N/A
December 31, 2019(5)	$118,435	$1,552	—	N/A
SMBC Financing Facility
December 31, 2023	$37,377	$1,786	—	N/A
December 31, 2022	$252,147	$1,744	—	N/A
December 31, 2021	$144,447	$1,912	—	N/A
December 31, 2020(5)	$28,547	$1,820	—	N/A
CLO-I
December 31, 2025	$321,083	$1,785	—	N/A
December 31, 2024	$342,000	$1,870	—	N/A
December 31, 2023	$342,000	$1,786	—	N/A
December 31, 2022	$342,000	$1,744	—	N/A
CLO-II
December 31, 2025	$213,286	$1,785	—	N/A
December 31, 2024	$214,429	$1,870	—	N/A
December 31, 2023	$215,000	$1,786	—	N/A
CLO-III
December 31, 2025	$213,750	$1,785	—	N/A
December 31, 2024	$214,750	$1,870	—	N/A
Revolving Credit Facility
December 31, 2025	$66,000	$1,785	—	N/A
December 31, 2024	$237,750	$1,870	—	N/A
December 31, 2023	$126,500	$1,786	—	N/A
2030 Notes
December 31, 2025	$300,000	$1,785	—	N/A
_______________
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
(5)Not covered by the report of the independent registered public accounting firm.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
12. INCOME TAX
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
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. For the years ended December 31, 2025 and 2024, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to paydowns, amendment fees, excise taxes, investments in partnerships, and distribution reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the years ended December 31, 2025, 2024 and 2023, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost of investments	$2,010,033	$2,106,490	$1,665,824
Gross unrealized appreciation on investments	16,188	18,503	13,351
Gross unrealized (depreciation) on investments	(64,877)	(43,614)	(37,834)
Net unrealized appreciation (depreciation) on investments	$(48,689)	$(25,111)	$(24,483)
As of December 31, 2025, 2024 and 2023, the components of accumulated earnings (losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed ordinary income, net	$5,418	$14,923	$2,375
Undistributed long-term income, net	—	—
Total undistributed earnings	$5,418	$14,923	$2,375
Capital loss carryforward	(12,436)	(9,910)	(6,679)
Unrealized appreciation (depreciation), net	(48,689)	(25,111)	(25,286)
Other book-to-tax differences	—	(6,402)	344
Total accumulated earnings (losses), net	$(55,707)	$(26,500)	$(29,246)
Capital losses in excess of capital gains earned in a tax year generally may be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2025, the Company had $12,436 of capital loss carryforward available for use in future tax years.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the years ended December 31, 2025, 2024 and 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income	$95,010	$112,712	$81,206
Net long-term capital gains	—	1,566	—
Total taxable distributions	$95,010	$114,278	$81,206
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2025, 2024 and 2023 , the Company incurred $186, $551, and $6 respectively, in excise tax expense.
The Company's wholly owned subsidiary, NCDL Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025, the provision for income tax provision (benefit) is comprised of the following:

	Current Tax Provision (Benefit)	Deferred Tax Provision (Benefit)	Total Tax Provision (Benefit)
Federal	$539	$121	$660
State	135	28	163
Total tax expense (benefit)	$674	$149	$823
The effective tax rate varies from the expected statutory tax rate for the year ended December 31, 2025 as follows:

	Amount	Tax rate
Federal tax (benefit) at statutory rate	$903	21.00%
State tax (benefit), net of federal benefit	137	3.18%
Adjustment to deferred tax values	(179)	(4.12)%
Other adjustments	(38)	(0.86)%
Total provision for income tax expenses (benefit)	$823	19.20%
For the years ended December 31, 2024 and 2023, the Company recorded a net tax provision of $154 and $830, respectively, which are included in income tax (provision) benefit in the accompanying consolidated statements of operations. As a result the Company recorded a net deferred tax liability related to US GAAP to tax outside basis differences in NCDL Equity Holdings' investments in certain partnership interests of $877 and $1,008 as of December 31, 2025 and December 31, 2024, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
13. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.
SPV IV & V Dissolution

Effective January 21, 2026, SPV IV and SPV V were dissolved.

Dividend Declaration

On February 12, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.04 per share, payable on or around April 28, 2026 to shareholders of record as of March 31, 2026.

Share Repurchase Plan

On February 12, 2026, the Board approved a share repurchase program (the "Company 10b5-1 Plan"), pursuant to which the Company may purchase up to $50 million in the aggregate of its outstanding shares of common stock in the open market at prices below its NAV per share over a specified period.

Any purchase of the Company's shares pursuant to the Company 10b5-1 Plan will be conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan is designed to allow the Company to repurchase its shares of common stock at times when it otherwise might be prevented from doing so under insider trading laws. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company's shares of common stock and trading volumes, and no assurance can be given that any particular amount of shares of common stock will be repurchased.

CLO II Reset
On February 20, 2026 (the "Refinancing Date"), the Company completed a $299.7 million term debt securitization (the “2026 Debt Securitization Refinancing”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-II, LLC (the “2026 Issuer”), a direct, wholly owned, consolidated subsidiary of the Company.
The notes offered in the 2026 Debt Securitization Refinancing (the "2026 Notes") were issued by the 2026 Issuer, pursuant to an indenture and security agreement (the "Indenture"), dated as of December 7, 2023 (the "Original Closing Date"), between the 2026 Issuer and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the "Trustee"), as amended by a supplemental indenture (the "Supplemental Indenture"), dated as of the Refinancing Date, among the 2026 Issuer and the Trustee, and consented to by the Company, as collateral manager, retention holder and subordinated noteholder. The 2026 Notes consist of $125.5 million of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37.5 million of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86.7 million of Subordinated 2026 Notes, which do not bear interest, and of which $83.1 million were issued on the Original Closing Date and remained outstanding on the Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes.

In connection with the issuance of the 2026 Notes, on the Refinancing Date, the 2026 Issuer entered into a Note Purchase Agreement (the "Purchase Agreement") with SG Americas Securities, LLC, as initial purchaser (in such capacity, the "Initial Purchaser"), pursuant to which the Initial Purchaser agreed to act as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the 2026 Debt Securitization Refinancing, on the Refinancing Date, the 2026 Issuer also entered into an amended and restated loan agreement (the "Class A-L-R Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R Lenders") committed to make $50 million of AAA Class A-L-R 2026 Loans to the 2026 Issuer (the "Class A-L-R 2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The Class A-L-R 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by the 2026 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2026 Issuer and in accordance with the Company's investment strategy and the terms of the Indenture, allowing the Company to maintain the initial leverage in the 2026 Debt Securitization

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share and per share data)
Refinancing. The 2026 Notes are due on January 20, 2039. The 2026 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, January 20, 2039. The 2026 Notes may be optionally redeemed, and the 2026 Loans may be optionally prepaid, on or after January 20, 2028.

The 2026 Debt is the secured obligation of the 2026 Issuer, and the Supplemental Indenture and the Class A-L-R Loan Agreement, as applicable, governing the 2026 Debt include customary covenants and events of default. The 2026 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

On the Refinancing Date, the Company amended and restated the CLO-II Collateral Management Agreement, pursuant to which the Company serves as collateral manager to the 2026 Issuer (the "Amended and Restated Collateral Management Agreement") , and will waive any management fee due to it in consideration for providing these services.

Director Resignation

On February 24, 2026, David Kirchheimer notified the Board that he was resigning as a director of the Board, effective as of the same date. In submitting his resignation, Mr. Kirchheimer did not express any disagreement on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Kirchheimer’s resignation, the size of the Board was reduced from six (6) directors to five (5) directors.

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
The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report which is included herein.
(c) Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.
(d) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) Item 1.01. Entry into a Material Definitive Agreement.

On February 20, 2026 (the "Refinancing Date"), the Company completed a $299.7 million term debt securitization (the “2026 Debt Securitization Refinancing”). The term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by Churchill NCDLC CLO-II, LLC (the “2026 Issuer”), a direct, wholly owned, consolidated subsidiary of the Company.

The notes offered in the 2026 Debt Securitization Refinancing (the "2026 Notes") were issued by the 2026 Issuer, pursuant to an indenture and security agreement (the "Indenture"), dated as of December 7, 2023 (the "Original Closing Date"), between the 2026 Issuer and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the "Trustee"), as amended by a supplemental indenture (the "Supplemental Indenture"), dated as of the Refinancing Date, among the 2026 Issuer and the Trustee, and consented to by the Company, as collateral manager, retention holder and subordinated noteholder. The 2026 Notes consist of $125.5 million of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37.5 million of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86.7 million of Subordinated 2026 Notes, which do not bear interest, and of which $83.06 million were issued on the Original Closing Date and remained outstanding on the Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes.

In connection with the issuance of the 2026 Notes, on the Refinancing Date, the 2026 Issuer entered into a Note Purchase Agreement (the "Purchase Agreement") with SG Americas Securities, LLC, as initial purchaser (in such capacity, the "Initial Purchaser"), pursuant to which the Initial Purchaser agreed to act as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the 2026 Debt Securitization Refinancing, on the Refinancing Date, the 2026 Issuer also entered into an amended and restated loan agreement (the "Class A-L-R Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R Lenders") committed to make $50 million of AAA Class A-L-R 2026 Loans to the 2026 Issuer (the "Class A-L-R 2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The Class A-L-R 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by the 2026 Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral manager of the 2026 Issuer and in accordance with the Company's investment strategy and the terms of the Indenture, allowing the Company to maintain the initial leverage in the 2026 Debt Securitization Refinancing. The 2026 Notes are due on January 20, 2039. The 2026 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, January 20, 2039. The 2026 Notes may be optionally redeemed, and the 2026 Loans may be optionally prepaid, on or after January 20, 2028.

The 2026 Debt is the secured obligation of the 2026 Issuer, and the Supplemental Indenture and the Class A-L-R Loan Agreement, as applicable, governing the 2026 Debt include customary covenants and events of default. The 2026 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

On the Refinancing Date, the Company amended and restated the CLO-II Collateral Management Agreement, pursuant to which the Company serves as collateral manager to the 2026 Issuer (the "Amended and Restated Collateral Management Agreement") , and will waive any management fee due to it in consideration for providing these services.

The descriptions of the Supplemental Indenture, the Purchase Agreement, the Amended and Restated Collateral Management Agreement, and the Class A-L-R Loan Agreement contained in this Annual Report on Form 10-K do not purport to be complete and are qualified in their entirety by reference to the Supplemental Indenture, the Purchase Agreement, the Amended and Restated Collateral Management Agreement, and the Class A-L-R Loan Agreement attached hereto as Exhibits 10.15, 10.17, 10.18 and 10.19, respectively, and incorporated into this Annual Report on Form 10-K by reference.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in Item 1.01 is incorporated by reference into this Item 2.03.

(b) During the fiscal quarter ended December 31, 2025, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 24, 2026, David Kirchheimer notified the Board that he was resigning as a director of the Board, effective as of the same date. In submitting his resignation, Mr. Kirchheimer did not express any disagreement on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Kirchheimer’s resignation, the size of the Board was reduced from six (6) directors to five (5) directors.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2025. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

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

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Stock Certificate (1)

4.2	Description of Securities (4)

4.3	Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (17)

4.4	First Supplemental Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (17)

4.5	Form of Global Note with respect to the 6.650% Notes due 2030 (17)

10.1	Amended and Restated Investment Advisory Agreement, dated as of January 29, 2024, by and between Nuveen Churchill Direct Lending Corp. and Churchill DLC Advisor LLC (10)
10.2	Third Amended and Restated Investment Sub-Advisory Agreement, dated as of March 8, 2022, by and between Nuveen Churchill Advisors LLC and Churchill Asset Management LLC (3)
10.3	Investment Sub-Advisory Agreement, dated as of January 29, 2024. by and among Churchill DLC Advisor LLC, Churchill Asset Management LLC, and Nuveen Asset Management, LLC (10)
10.4	Administration Agreement between Nuveen Churchill BDC Inc. and Nuveen Churchill Administration LLC (1)
10.5	Custody Agreement between Nuveen Churchill BDC Inc. and U.S. Bank National Association (1)
10.6	Amended and Restated Dividend Reinvestment Plan (10)
10.7	Transfer Agency and Service Agreement between Nuveen Churchill Direct Lending Corp. and Computershare Inc., and its affiliate Computershare Trust Company, N.A. (12)
10.8	Purchase and Placement Agreement by and among, Churchill NCDLC CLO-I LLC, Wells Fargo Securities, LLC, as initial purchaser and NatWest Markets Plc, as co-placement agent (4)
10.9	Indenture and Security Agreement, dated as of May 20, 2022, by and between Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, trustee (5)
10.10
Amended and Restated Collateral Management Agreement, dated as of March 20, 2025, by and between Churchill NCDLC CLO-I, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (18)

10.11
Amended and Restated Class A-L-R Loan Agreement, dated as of March 20, 2025, among Churchill NCDLC CLO-I, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture, and each of the Class A-L-R Lenders party thereto (18)

10.12	First Supplemental Indenture, dated as of March 20, 2025, by and among Churchill NCDLC CLO-I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (18)
10.13	Note Purchase Agreement, dated as of March 20, 2025, between Churchill NCDLC CLO-I, LLC, as issuer, and SG Americas Securities, LLC, as initial purchaser (18)
10.14	Indenture and Security Agreement, dated as of December 7, 2023, by and between Churchill NCDLC CLO-II, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee. (8)
10.15	First Supplemental Indenture, dated as of February 20, 2026, by and between Churchill NCDLC CLO-II, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee *
10.16
Placement Agreement, dated as of December 7, 2023, by and among Churchill NCDLC CLO-II, LLC, as issuer, SMBC Nikko Securities America, Inc., as placement agent, and Capital One Securities, Inc., as co-placement agent. (9)

10.17	Note Purchase Agreement, dated as of February 20, 2026, between Churchill NCDLC CLO-II, LLC, as issuer, and SG Americas Securities, LLC, as initial purchaser *
10.18
Amended and Restated Collateral Management Agreement, dated as of February 20, 2026, by and between Churchill NCDLC CLO-II, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager *

10.19
Amended and Restated Class A-L-R Loan Agreement, dated as of February 20, 2026, among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture, and each of the Class A-L-R Lenders party thereto *

10.20	Purchase and Placement Agreement, dated February 9, 2024, by and among Churchill NCDLC CLO-III LLC, as issuer, and Wells Fargo Securities, LLC, as initial purchaser. (11)
10.21	Indenture, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (13)
10.22	Collateral Management Agreement, dated as of March 14, 2024, by and between Churchill NCDLC CLO-III, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (13)
10.23
Senior Secured Revolving Credit Agreement, dated as of June 23, 2023, by and among Nuveen Churchill Direct Lending Corp., as the borrower, Sumitomo Mitsui Banking Corporation, as the administrative agent and the lenders. (7)

10.24
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 9, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the lenders and issuing banks party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders (14)

10.25
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of October 4, 2024, by and among Nuveen Churchill Direct Lending Corp., as borrower, NCDL Equity Holdings LLC, as subsidiary guarantor, the lenders and issuing banks party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent for the lenders (16)

10.26
Form of Equity Distribution Agreement, dated March 10, 2025, by and among Nuveen Churchill Direct Lending Corp., Churchill DLC Advisor LLC, Churchill Asset Management LLC, and Churchill BDC Administration LLC, on the one hand, and each of Truist Securities, Inc., Citizens JMP Securities, LLC and Keefe, Bruyette & Woods, Inc., on the other hand (18)

14.1	Independent Director Code of Ethics of Nuveen Churchill Direct Lending Corp.(19)

14.2	Code of Ethics of Nuveen, LLC (19)

19.1	Insider Trading Policy (12)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (relating to the Consolidated Financial Statements)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
97.1	Compensation Recoupment Policy (12)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(4)Previously filed on March 8, 2022 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(5)Previously filed on May 10, 2022 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(6)Previously filed on May 25, 2022 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(7)Previously filed on June 28, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(8)Previously filed on October 30, 2023 with the Company's Quarterly Report on Form 10-Q and incorporated by reference herein.
(9)Previously filed on December 12, 2023 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(10)Previously filed on January 30, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(11)Previously filed on February 15, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(12)Previously filed on February 27, 2024 with the Company's Annual Report on Form 10-K and incorporated by reference herein.
(13)Previously filed on March 20, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(14)Previously filed on September 3, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(15)Previously filed on October 8, 2024 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(16)Previously filed on January 22, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(17)Previously filed on March 10, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(18)Previously filed on March 26, 2025 with the Company's Current Report on Form 8-K and incorporated by reference herein.
(19)Previously filed on February 25, 2026 with the Company's Registration Statement on Form N-2 and incorporated by reference herein.

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
Dated: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Kencel	President and Chief Executive Officer	February 25, 2026
Kenneth Kencel

/s/ Shai Vichness	Chief Financial Officer and Treasurer	February 25, 2026
Shai Vichness

/s/ Reena Aggarwal	Director	February 25, 2026
Reena Aggarwal

/s/ Kenneth Miranda	Director	February 25, 2026
Kenneth Miranda

/s/ Stephen Potter	Director	February 25, 2026
Stephen Potter

/s/ James Ritchie	Director	February 25, 2026
James Ritchie