Form 10-Q
period 2026-03-31
Nuveen Churchill Direct Lending Corp.
filed 2026-05-07
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, the registrant had 49,387,065 shares of common stock, $0.01 par value, outstanding.

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
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (cost of $2,022,433 and $2,001,207, respectively)	$1,975,862	$1,962,449
Cash	15,269	8,554
Cash equivalents	35,131	53,927
Interest receivable	14,253	13,729
Derivative asset, at fair value (Note 4)	7,500	14,965
Receivable for investments sold	352	518
Other assets	331	327
Total assets	$2,048,698	$2,054,469

Liabilities
Debt (net of $8,568 and $8,511 deferred financing and issuance costs, respectively, and net of unamortized discount of $443 and $471, respectively) (See Note 7)	$1,137,789	$1,115,052
Interest payable	8,391	15,350
Incentive fees payable	1,535	2,809
Management fees payable	4,940	5,048
Collateral due to broker	7,000	14,750
Distributions payable	19,755	22,224
Directors’ fees payable	142	156
Accounts payable and accrued expenses	5,034	3,900
Total liabilities	1,184,586	1,179,289

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,387,065 and 49,387,065 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	494	494
Paid-in-capital in excess of par value	930,393	930,393
Total distributable earnings (loss)	(66,775)	(55,707)
Total net assets	864,112	875,180

Total liabilities and net assets	$2,048,698	$2,054,469

Net asset value per share (See Note 11)	$17.50	$17.72

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$42,862	$50,846
Payment-in-kind interest income	3,122	2,365
Other income	274	375
Total investment income	46,258	53,586

Expenses:
Interest and debt financing expenses	17,749	20,643
Management fees (See Note 6)	4,940	3,914
Incentive fees on net investment income (See Note 6)	1,535	2,253
Professional fees	763	493
Directors' fees	162	156
Administration fees (See Note 6)	680	586
Other general and administrative expenses	385	342
Total expenses before incentive fees waived	26,214	28,387
Incentive fees waived (See Note 6)	—	(2,253)
Net expenses after incentive fees waived	26,214	26,134
Net investment income	20,044	27,452

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,289)	1,103
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(7,813)	(13,573)
Income tax (provision) benefit	(255)	39
Total net change in unrealized appreciation (depreciation)	(8,068)	(13,534)
Total net realized and unrealized gain (loss) on investments	(11,357)	(12,431)

Net increase (decrease) in net assets resulting from operations	$8,687	$15,021

Per share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.18	$0.29
Weighted average common shares outstanding - basic and diluted	49,387,065	52,211,340

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,044	$27,452
Net realized gain (loss) on investments	(3,289)	1,103
Total net change in unrealized appreciation (depreciation)	(8,068)	(13,534)
Net increase (decrease) in net assets resulting from operations	8,687	15,021
Shareholder distributions:
Distributions declared from distributable earnings	(19,755)	(28,265)
Net increase (decrease) in net assets resulting from shareholder distributions	(19,755)	(28,265)
Capital share transactions:
Repurchases of common shares	—	(37,056)
Net increase (decrease) in net assets resulting from capital share transactions	—	(37,056)
Total increase (decrease) in net assets	(11,068)	(50,300)
Net assets, beginning of period	875,180	970,320
Net assets, end of period	$864,112	$920,020

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,687	$15,021

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(85,359)	(153,019)
Proceeds from principal repayments and sales of investments	65,015	148,350
Payment-in-kind interest	(3,122)	(2,365)
Amortization of (premium)/accretion of discount, net	(1,049)	(1,627)
Net realized (gain) loss on investments	3,289	(1,103)
Net change in unrealized (appreciation) depreciation on investments	7,813	13,573
Net adjustment for hedging transaction	4,925	(36)
Amortization of deferred financing costs and original issue discount	1,396	1,956
Changes in operating assets and liabilities:
Interest receivable	(524)	(2,730)
Receivable for investments sold	166	(15,539)
Other assets	(4)	(341)
Payable for investments purchased	—	(8,323)
Interest payable	(6,959)	(2,551)
Incentive fee payable	(1,274)	—
Management fees payable	(108)	(42)
Collateral due to broker	(7,750)	—
Directors’ fees payable	(14)	28
Accounts payable and accrued expenses	1,134	(60)
Net cash provided by (used in) operating activities	(13,738)	(8,808)

Cash flows from financing activities:
Shareholder distributions	(22,224)	(29,467)
Repurchases of common shares	—	(37,056)
Proceeds from debt	272,500	796,845
Repayments on debt	(247,194)	(710,037)
Payments of deferred financing costs	(1,425)	(5,603)
Net cash provided by (used in) financing activities	1,657	14,682

Net increase (decrease) in cash and cash equivalents and restricted cash	(12,081)	5,874
Cash and cash equivalents and restricted cash, beginning of period	62,481	43,304
Cash and cash equivalents and restricted cash, end of period	$50,400	$49,178
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,312	$21,238
See Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$19,755	$28,266

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2026	March 31, 2025
Cash	$15,269	$1,931
Cash equivalents	35,131	47,247
Total cash and cash equivalents shown on the consolidated statements of cash flows	$50,400	$49,178

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 5.00%	8.67%	7/25/2030	$1,547	$1,532	$1,554	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/25/2030	887	885	890	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6) (12)	First Lien Debt	S + 4.75%	8.45%	12/21/2029	14,701	14,502	14,701	1.70%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/21/2029	4,874	4,843	4,874	0.56%
STS Holding, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.45%	11/12/2030	3,491	3,463	3,343	0.39%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.27%	3/1/2029	811	793	812	0.09%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.27%	3/1/2029	2,498	2,459	2,500	0.29%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,902	2,881	2,873	0.33%
Total Aerospace & Defense							31,358	31,547	3.64%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	14.50% (PIK)	2/20/2028	7,562	7,491	680	0.08%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,054	2,000	0.23%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	10.67% (PIK)	12/31/2029	227	227	227	0.03%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	10.67% (PIK)	12/31/2029	1,363	1,363	1,363	0.16%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	8.53%	3/1/2029	1,133	1,127	1,123	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 4.75%	8.53%	3/1/2029	19,781	19,648	19,606	2.27%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.53%	3/1/2029	1,685	1,685	1,671	0.19%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.53%	3/1/2029	96	96	95	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	8.53%	3/1/2029	6,701	6,670	6,642	0.77%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	11/1/2029	3,715	3,585	3,533	0.41%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	11/1/2029	10,884	10,803	10,730	1.24%
Total Automotive							54,749	47,670	5.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Banking, Finance, Insurance, Real Estate
Aprio Advisory Group, LLC	(11) (12)	Revolving Loan	S + 4.75%	8.42%	8/1/2031	8	3	3	—%
Aprio Advisory Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/1/2031	92	—	(1)	—%
Ascend Partner Services LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.13%	8/11/2031	12,587	12,539	12,211	1.41%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,266	7,209	7,049	0.82%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/18/2031	4,302	1,134	1,114	0.13%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.17%	11/18/2031	1,740	(14)	(15)	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.17%	11/18/2031	8,866	8,792	8,788	1.02%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/31/2031	4,823	195	215	0.02%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.20%	12/31/2031	8,577	8,506	8,577	0.99%
Compex Legal Services, Inc.	(12)	First Lien Debt	S + 5.75%	9.51%	3/31/2028	100	99	99	0.01%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	9.93%	9/8/2027	7,258	7,259	6,983	0.81%
Knight AcquireCo, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	11/8/2032	1,250	—	(4)	—%
Knight AcquireCo, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.16%	11/8/2032	3,750	3,742	3,738	0.43%
Patriot Growth Insurance Services, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	10/16/2028	7,010	6,979	6,925	0.80%
Smith & Howard Advisory LLC	(6) (12)	First Lien Debt	S + 5.00%	8.66%	11/26/2030	5,112	5,089	4,998	0.58%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	3,262	3,242	3,234	0.37%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	8.70%	4/3/2030	14,584	14,580	14,401	1.67%
Total Banking, Finance, Insurance, Real Estate							79,354	78,315	9.06%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	8.67%	9/10/2030	711	705	702	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/10/2030	165	—	(2)	—%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/10/2030	113	113	112	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	11.43%	8/30/2027	9,300	9,238	8,841	1.02%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (14)	Subordinated Debt	S + 7.25%	11.03%	6/8/2029	6,245	6,187	6,184	0.72%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	8.55%	9/28/2028	9,575	9,551	9,575	1.11%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.25%	8.95%	9/25/2029	16,892	16,684	16,806	1.94%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.25%	8.90%	9/25/2029	1,999	1,988	1,989	0.23%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.36%	11/14/2031	6,301	2,061	2,066	0.24%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.49%	11/14/2031	5,852	5,805	5,845	0.68%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	4,349	4,300	4,216	0.49%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	869	857	842	0.10%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	1,028	1,013	996	0.12%
Naturpak PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/22/2032	1,111	—	(3)	—%
Naturpak PPC Buyer LLC	(6)	First Lien Debt	S + 4.50%	8.20%	12/22/2032	4,889	4,867	4,874	0.56%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.45%	4/17/2031	72	—	—	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.45%	4/17/2031	923	915	924	0.11%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.45%	9/18/2029	13,015	12,870	12,493	1.45%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.45%	9/18/2029	3,666	3,659	3,519	0.41%
Razor Light, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/6/2032	1,435	(7)	(6)	—%
Razor Light, Inc.	(11) (12)	Revolving Loan	S + 4.75%	8.45%	2/6/2032	1,103	(5)	(5)	—%
Razor Light, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.45%	2/6/2032	7,462	7,427	7,428	0.86%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	6,934	6,895	6,808	0.79%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,756	1,756	1,724	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.82%	7/30/2027	10,358	10,302	10,102	1.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.82%	7/30/2027	9,410	9,343	9,177	1.06%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	2,373	2,369	2,387	0.28%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	3,154	3,154	3,174	0.37%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.20%	4/30/2031	6,295	6,255	6,334	0.73%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.20%	4/30/2031	3,211	3,204	3,231	0.37%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	310	310	312	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/30/2031	1,880	(6)	11	—%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.20%	4/30/2031	2,741	2,716	2,758	0.32%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	4/10/2031	20,181	20,026	20,176	2.33%
Total Beverage, Food & Tobacco							154,552	153,590	17.79%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(12)	First Lien Debt	S + 4.50%	8.17%	9/9/2030	967	959	951	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,373	3,328	3,317	0.38%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	8.45%	6/27/2031	9,825	9,753	9,763	1.13%
FirstCall Mechanical Group, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	6/27/2031	19,794	19,783	19,669	2.28%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt	S + 6.00%	9.80%	12/15/2026	6,317	6,312	6,226	0.72%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.80%	12/15/2026	5,479	5,476	5,399	0.62%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.80%	12/15/2026	2,512	2,512	2,476	0.29%
Hyperion Materials & Technologies, Inc.	(12) (14)	First Lien Debt	S + 4.50%	8.43%	8/30/2028	2,593	2,593	2,214	0.26%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (12)	First Lien Debt	S + 5.50%	9.20%	4/9/2030	7,186	7,133	6,928	0.80%
Ovation Holdings, Inc	(12)	First Lien Debt (Delayed Draw)	S +4.75%	8.45%	2/4/2030	7,819	7,759	7,780	0.90%
Ovation Holdings, Inc	(6)	First Lien Debt	S +4.75%	8.45%	2/4/2030	936	929	932	0.11%
Ovation Holdings, Inc	(6)	First Lien Debt	S +4.75%	8.45%	2/4/2030	7,853	7,763	7,814	0.90%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S +4.75%	8.45%	2/4/2030	1,858	1,845	1,849	0.21%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S +5.25%	9.15%	4/4/2029	9,403	9,306	9,231	1.07%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	1,808	1,804	1,775	0.21%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	914	616	612	0.07%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	1,364	—	(7)	—%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/16/2032	2,722	2,709	2,709	0.31%
Specialty Manufacturing Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	3/31/2033	17	—	—	—%
Specialty Manufacturing Holdings, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.20%	3/31/2033	83	83	83	0.01%
USA Industries Holdings LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	12/10/2032	36	—	—	—%
USA Industries Holdings LLC	(12)	First Lien Debt	S + 4.25%	7.91%	12/10/2032	63	63	63	0.01%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.17%	7/24/2031	13,706	13,593	13,447	1.56%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/24/2031	4,569	4,201	4,132	0.48%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.24%	7/24/2031	1,726	(13)	(33)	—%
Total Capital Equipment							108,507	107,330	12.43%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.16%	12/31/2027	1,984	1,992	1,970	0.23%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	7.95%	4/23/2029	6,171	6,101	6,096	0.71%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	4/23/2029	1,362	1,355	1,346	0.16%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	10.67%	3/31/2030	1,434	1,410	1,434	0.17%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	4.67% (Cash) 4.25% (PIK)	9/30/2030	2,439	2,439	2,081	0.24%
Olympic Buyer, Inc. (Ascensus)	(9) (12)	First Lien Debt	S + 4.35%	8.02%	6/30/2028	9,506	9,430	8,130	0.94%
WCI-Momentum Bidco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/31/2032	17	—	—	—%
WCI-Momentum Bidco, LLC	(12)	First Lien Debt	S + 4.75%	8.45%	12/31/2032	83	83	83	0.01%
Total Chemicals, Plastics, & Rubber							22,810	21,140	2.46%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	2,574	2,532	2,203	0.25%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	4,900	4,860	4,194	0.49%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	6,217	6,166	5,321	0.62%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00% (PIK)	4/26/2030	2,510	(24)	(362)	(0.04%)
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	10/13/2031	3,157	2,293	2,279	0.26%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.45%	10/13/2031	1,817	1,802	1,802	0.21%
Gannett Fleming, Inc.	(6) (9) (12)	First Lien Debt	S + 4.25%	7.90%	8/5/2030	17,602	17,400	17,489	2.02%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.50%	8.19%	8/5/2030	2,131	829	839	0.10%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/9/2030	5,676	5,045	4,912	0.57%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/9/2030	5,666	5,656	5,522	0.64%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/9/2030	8,443	8,378	8,229	0.95%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.42%	3/15/2030	6,489	6,442	6,448	0.75%
Java Buyer, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.45%	12/15/2030	13,948	13,870	13,920	1.61%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	6/29/2029	2,095	521	521	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.92%	6/29/2029	11,173	11,035	11,174	1.29%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	6/29/2029	1,787	1,782	1,787	0.21%
Rose Paving, LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	190	184	0.02%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,910	2,832	0.33%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S +4.50%	8.17%	12/30/2030	3,431	1,235	1,201	0.14%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.17%	12/30/2030	16,358	16,281	16,061	1.86%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	3/28/2031	3,105	470	539	0.06%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.45%	3/28/2031	14,665	14,537	14,958	1.73%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	8/31/2029	6,372	6,315	6,319	0.73%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/31/2029	4,186	4,172	4,151	0.48%
Total Construction & Building							134,697	132,523	15.34%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	8.92%	11/1/2028	2,828	2,828	2,817	0.33%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,155	5,084	5,081	0.59%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.27%	9/7/2028	9,650	9,612	9,649	1.12%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.51%	9/7/2028	4,911	4,862	4,910	0.57%
Total Consumer Goods: Durable							22,386	22,457	2.61%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/28/2031	1,000	—	(3)	—%
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	8/28/2031	2,993	2,979	2,984	0.35%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,133	3,064	3,039	0.35%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 4.75%	8.52%	6/30/2030	6,634	6,609	6,601	0.76%
KL Bronco Acquisition, Inc. (Elevation Labs)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	6/30/2030	2,457	2,448	2,445	0.28%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	8.66%	1/8/2030	12,367	12,283	12,416	1.44%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.66%	1/8/2030	3,036	3,036	3,048	0.35%
Total Consumer Goods: Non-durable							30,419	30,530	3.53%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.60%	10/7/2026	14,098	14,096	13,781	1.59%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.60%	10/7/2026	112	111	109	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.32%	12/1/2027	8,699	8,672	8,648	1.00%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	4,029	4,003	4,029	0.47%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	8.57%	12/1/2027	14,086	14,022	14,058	1.63%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.31%	12/17/2027	10,026	10,010	9,960	1.15%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.31%	12/17/2027	4,310	4,310	4,282	0.50%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.31%	12/17/2027	6,740	6,740	6,695	0.77%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.31%	12/17/2027	3,250	3,250	3,228	0.37%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,871	2,849	2,513	0.29%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	541	535	492	0.06%
Online Labels Group, LLC	(12)	First Lien Debt	S + 4.75%	8.45%	12/19/2029	3,254	3,232	3,254	0.38%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/19/2029	401	200	200	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.13%	4/15/2031	6,960	6,899	6,908	0.80%
Total Containers, Packaging & Glass							78,929	78,157	9.04%

Energy: Electricity
Environ Energy, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	10/1/2031	1,481	227	226	0.03%
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	8.92%	10/1/2031	2,512	2,495	2,493	0.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	8.67%	6/25/2030	22,073	21,906	22,133	2.56%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2030	5,841	5,841	5,856	0.68%
Total Energy: Electricity							30,469	30,708	3.56%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	8.70%	3/27/2030	7,412	7,359	7,376	0.85%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.65%	3/27/2030	2,980	2,976	2,965	0.34%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	3/27/2030	4,984	4,476	4,460	0.52%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.05%	3/23/2029	6,623	6,545	6,554	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	3,094	3,085	3,062	0.35%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.05%	3/23/2029	6,707	6,689	6,637	0.77%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.05%	3/23/2029	1,697	1,677	1,679	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	9.52%	11/30/2028	4,760	4,748	4,663	0.54%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.52%	11/30/2028	8,823	8,789	8,644	1.00%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	4,839	4,839	4,741	0.55%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	553	553	542	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.05%	8/31/2028	6,497	6,473	6,384	0.74%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.45%	7/3/2029	8,357	8,278	8,304	0.96%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/3/2029	6,345	6,338	6,305	0.73%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.45%	7/3/2029	1,569	1,557	1,559	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/3/2029	13,446	5,832	5,748	0.67%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	11,724	11,636	11,684	1.35%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	5,593	1,102	1,093	0.13%
Total Environmental Industries							92,952	92,400	10.69%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.92%	7/2/2031	1,463	1,457	1,445	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.92%	7/2/2031	15,477	15,352	15,287	1.77%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	7/2/2031	2,836	1,393	1,363	0.16%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	3/18/2031	3,622	2,924	2,922	0.34%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.45%	3/18/2031	16,200	16,061	16,126	1.87%
Affinity Hospice Intermediate Holdings, LLC	(12)	First Lien Debt	S + 4.75%	8.55%	12/17/2029	6,562	6,541	4,802	0.56%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2029	649	649	649	0.08%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,283	1,283	0.15%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,972	2,023	0.23%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	4/15/2028	566	566	566	0.07%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/15/2028	2,396	2,029	2,091	0.24%
ARC Health OPCO, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,222	(17)	(34)	—%
ARC Health OPCO, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	2,503	2,435	2,433	0.28%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	2/3/2032	1,153	(2)	—	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	2/3/2032	8,371	8,302	8,371	0.97%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.87%	12/22/2031	4,822	(21)	(68)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.87%	12/22/2031	2,738	2,175	2,147	0.25%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	8.87%	12/22/2031	5,741	5,694	5,659	0.65%
Coding Solutions Acquisition, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	8/7/2031	13,475	13,411	13,279	1.53%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/7/2031	521	(1)	(8)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.67%	8/7/2031	1,246	(10)	(18)	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (12) (14)	First Lien Debt	S + 4.25%	7.92%	3/30/2029	3,239	3,212	3,067	0.35%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.27%	10/5/2029	7,304	7,260	7,199	0.83%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.27%	10/5/2029	2,395	2,395	2,360	0.27%
FH DMI Buyer, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	10/11/2030	1,098	1,097	1,098	0.13%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	8.70%	10/11/2030	1,968	1,952	1,968	0.23%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.55%	9/30/2027	5,822	5,808	5,209	0.60%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.55%	9/30/2027	1,524	1,524	1,364	0.16%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.07%	12/9/2027	6,254	6,237	5,864	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	12/9/2027	1,956	1,956	1,834	0.21%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.07%	12/9/2027	4,869	4,834	4,566	0.53%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.07%	12/9/2027	7,947	7,909	7,451	0.86%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.07%	12/9/2027	3,695	3,677	3,464	0.40%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	8,258	8,164	8,217	0.95%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,067	1,048	1,062	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.45%	10/16/2030	10,412	10,340	10,370	1.20%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	3,964	3,964	3,925	0.45%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	10,919	10,919	10,813	1.25%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,184	2,177	2,163	0.25%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	9.75%	2/28/2030	3,664	3,595	3,644	0.42%
HLSG Intermediate, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2033	25	—	—	—%
HLSG Intermediate, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.42%	2/2/2033	75	75	75	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/5/2031	2,426	(5)	(21)	—%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.20%	11/5/2031	6,515	6,462	6,459	0.75%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	3/19/2032	7,143	12	(43)	—%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.20%	3/19/2032	12,729	12,616	12,576	1.46%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.13%	2/13/2032	2,087	2,077	2,052	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 4.50%	8.13%	2/13/2032	6,028	5,981	5,928	0.69%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	4,617	4,594	4,579	0.53%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.63%	10/10/2029	734	456	452	0.05%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	2,734	2,712	2,712	0.31%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	146	146	132	0.02%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	2,125	2,102	1,709	0.20%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	12.25% (PIK)	2/7/2030	566	564	455	0.05%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.35%	8/20/2027	8,814	8,792	8,788	1.02%
Promptcare Infusion Buyer, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,412	1,412	1,412	0.16%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	8,015	8,012	8,015	0.93%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,249	1,249	1,249	0.14%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.02%	5/28/2027	7,503	7,479	7,473	0.86%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	5/28/2027	3,174	3,174	3,162	0.37%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.02%	5/28/2027	3,174	3,157	3,162	0.37%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	4/12/2032	3,288	2,196	2,183	0.25%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.20%	4/12/2032	1,780	(8)	(11)	—%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.20%	4/12/2032	7,397	7,365	7,352	0.85%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.02%	9/19/2028	7,713	7,599	7,463	0.86%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.02%	9/19/2028	9,058	8,960	8,765	1.01%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	12.28% (PIK)	4/12/2028	13,041	13,041	8,103	0.94%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	4/12/2032	4,928	(11)	49	0.01%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.17%	4/12/2032	1,776	(8)	18	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.17%	4/12/2032	6,981	6,950	7,051	0.82%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/24/2031	1,074	(4)	(21)	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	11/22/2030	1,406	(11)	(27)	—%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	11/24/2031	9,127	9,060	8,949	1.04%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.17%	12/19/2029	15,173	15,073	15,173	1.76%
Tidi Legacy Products, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/19/2029	4,064	4,064	4,064	0.47%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 4.75%	8.45%	4/16/2030	1,127	1,118	1,119	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.70%	4/16/2030	15,693	15,578	15,574	1.80%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	7,220	7,191	7,162	0.83%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,091	3,062	3,066	0.35%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,536	1,530	1,523	0.18%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	2,528	2,523	2,508	0.29%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	1,218	1,205	1,208	0.14%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.43%	12/3/2029	16,179	16,077	15,882	1.84%
Total Healthcare & Pharmaceuticals							365,878	353,435	40.93%

High Tech Industries
Alta Buyer, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.20%	2/18/2033	2,209	(8)	(21)	—%
Alta Buyer, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.20%	2/18/2033	17,500	17,437	17,330	2.00%
Arctiq, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	1,315	—	(6)	—%
Arctiq, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	8,685	8,647	8,645	1.00%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.45%	4/14/2028	11,794	11,748	11,547	1.33%
Eliassen Group, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.45%	4/14/2028	849	849	831	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.95%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	7.95%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	7.95%	5/28/2032	73	73	73	0.01%
Exterro, Inc.	(6)	First Lien Debt	S + 5.25%	8.92%	6/1/2027	9,435	9,416	9,311	1.08%
GNX HBS PARENT, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	10/1/2031	1,481	—	(23)	—%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.75%	8.45%	10/1/2031	2,512	2,501	2,474	0.29%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	3,973	3,957	3,973	0.46%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.27%	11/18/2030	4,733	4,728	4,714	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60% (Cash) 1.75% (PIK)	4/16/2029	4,227	4,223	3,805	0.44%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60% (Cash) 1.75% (PIK)	4/16/2029	1,086	1,084	977	0.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60% (Cash) 1.75% (PIK)	4/16/2029	241	241	217	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.20%	9/30/2031	676	671	664	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	9/30/2031	236	8	4	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.20%	3/31/2031	79	21	20	—%
Smart Wave Technologies, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	12/30/2031	1,662	1,009	1,009	0.12%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 4.75%	4.40% (Cash) 4.00% (PIK)	12/30/2031	3,116	3,116	3,116	0.36%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	14.50% (PIK)	6/30/2028	2,434	2,434	2,409	0.28%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	2,125	2,111	2,103	0.24%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	915	908	906	0.10%
VALIDITY INC	(12)	First Lien Debt	S + 5.25%	8.90%	4/12/2032	99	98	98	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	8.91%	3/1/2030	6,123	6,080	6,123	0.71%
Venture Buyer, LLC (Velosio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.91%	3/1/2030	222	222	222	0.03%
Total High Tech Industries							81,574	80,521	9.32%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/31/2031	1,052	93	105	0.01%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	8.67%	10/31/2031	3,156	3,130	3,188	0.37%
Total Hotel, Game & Leisure							3,223	3,293	0.38%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 5.75%	9.45%	10/23/2028	4,279	4,237	4,211	0.49%
Tinuiti Inc.	(9) (12)	First Lien Debt	S + 2.63%	6.42% (Cash) 3.13% (PIK)	12/11/2028	2,955	2,952	2,806	0.32%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.42% (Cash) 3.13% (PIK)	12/11/2028	1,932	1,932	1,834	0.21%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.42% (Cash) 3.13% (PIK)	12/11/2028	9,890	9,890	9,390	1.09%
Total Media: Advertising, Printing & Publishing							19,011	18,241	2.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,895	3,863	3,780	0.44%
Corporate Visions, Inc.	(12)	First Lien Debt	S + 6.00%	9.67% (PIK)	2/28/2029	3,926	3,046	3,023	0.35%
Corporate Visions, Inc.	(12)	First Lien Debt	N/A	15.00% (PIK)	2/28/2029	208	208	160	0.02%
Corporate Visions, Inc.	(12) (16)	First Lien Debt	S + 6.00%	9.67% (PIK)	2/28/2029	820	—	—	—%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	9.67%	12/9/2026	8,246	8,247	6,198	0.71%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	12/9/2026	2,937	2,937	2,208	0.26%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	12/9/2026	448	448	337	0.04%
Total Media: Diversified & Production							18,749	15,706	1.82%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	9.95%	5/23/2029	4,417	4,363	4,373	0.51%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	1/23/2032	2,383	871	860	0.10%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	1/23/2032	2,833	2,809	2,808	0.32%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 4.75%	8.55%	10/8/2029	6,764	6,698	6,712	0.78%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.55%	10/8/2029	936	626	624	0.07%
Astra Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/26/2032	25	5	5	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.20%	11/26/2032	75	75	75	0.01%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/2/2029	2,704	2,697	2,704	0.31%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.17%	8/2/2029	5,224	5,210	5,224	0.60%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.50%	8.17%	8/2/2029	2,138	2,132	2,138	0.25%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/2/2029	3,496	3,496	3,496	0.40%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	10/1/2029	13,671	13,653	13,457	1.56%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 6.25%	9.95% (Cash) 2.50% (PIK)	3/31/2031	1,160	1,144	1,159	0.13%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,966	380	0.04%
Certus NDT Group Buyer, LLC	(12)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	2,008	1,970	1,979	0.23%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.45%	5/13/2032	100	99	98	0.01%
CPL Consultants, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	2/17/2032	4,317	54	34	—%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	7.92%	2/17/2032	1,349	1,343	1,343	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.84%	9/15/2028	7,320	7,254	7,182	0.83%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	9/15/2028	2,330	2,321	2,286	0.26%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	9/15/2028	1,535	1,532	1,506	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.84%	9/15/2028	3,387	3,351	3,323	0.38%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	9/15/2028	5,083	4,270	4,186	0.48%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.27%	12/1/2027	3,953	3,940	3,953	0.46%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.27%	12/1/2027	1,015	1,011	1,015	0.12%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.27%	12/1/2027	15,233	—	—	—%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.27%	12/1/2027	2,972	2,962	2,972	0.34%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.27%	12/1/2027	2,595	2,310	2,310	0.27%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	9,575	9,540	9,553	1.11%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	6,638	6,598	6,623	0.77%
Env Automation Acquisition, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/8/2031	33	5	5	—%
Env Automation Acquisition, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.17%	12/8/2031	67	67	67	0.01%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,136	2,107	2,108	0.24%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 6.25%	4.62% (Cash) 5.45% (PIK)	5/17/2027	690	690	682	0.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	4.62% (Cash) 5.45% (PIK)	5/17/2027	9,462	9,462	9,344	1.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	4.62% (Cash) 5.45% (PIK)	5/17/2027	1,576	1,576	1,557	0.18%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	4.62% (Cash) 5.45% (PIK)	5/17/2027	3,906	3,903	3,858	0.45%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.17%	8/1/2029	9,449	9,359	9,450	1.09%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/1/2029	9,195	9,184	9,196	1.06%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	8/1/2029	1,069	1,067	1,069	0.12%
KRIV Acquisition Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	7/31/2031	4,884	—	(28)	—%
KRIV Acquisition Inc.	(11) (12)	Revolving Loan	S + 4.75%	8.45%	7/31/2031	444	187	185	0.02%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 4.75%	8.45%	7/31/2031	12,100	11,864	12,030	1.39%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.93%	12/17/2027	7,150	7,150	7,106	0.82%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.93%	12/17/2027	7,128	7,128	7,085	0.82%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
M&S Holdings Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	769	—	(2)	—%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	4,231	4,211	4,217	0.49%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.27%	8/22/2029	13,031	12,962	12,486	1.44%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.16%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.41%	11/30/2028	837	837	837	0.10%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	1,111	—	(28)	—%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	3,879	3,862	3,781	0.44%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	5/24/2032	21	6	6	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	7.91%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.25%	7.91%	5/24/2032	68	67	68	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/15/2029	2,953	2,401	2,411	0.28%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.70%	6/15/2029	13,991	13,848	13,991	1.62%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/15/2029	2,798	2,783	2,798	0.32%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	7/21/2028	2,826	1,155	1,091	0.13%
Safety Infrastructure Services Intermediate LLC	(6)	First Lien Debt	S + 5.00%	8.70%	7/21/2028	7,014	6,971	6,845	0.79%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	4,838	4,810	4,800	0.56%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	4,473	4,439	4,438	0.51%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	7/1/2030	3,024	3,006	3,000	0.35%
Scaled Agile, Inc.	(9) (12)	First Lien Debt	S + 5.50%	5.55% (Cash) 3.75% (PIK)	12/15/2028	8,083	8,049	6,125	0.71%
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	5.55% (Cash) 3.75% (PIK)	12/15/2028	396	396	300	0.03%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.16%	11/3/2031	4,988	4,965	4,988	0.58%
Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	8.67%	9/2/2032	592	139	121	0.01%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.67%	9/2/2032	4,397	4,376	4,237	0.49%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	5.70% (Cash) 2.50% (PIK)	2/2/2032	3,442	2,262	2,208	0.26%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.20%	2/2/2032	1,720	536	516	0.06%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	5.70% (Cash) 2.50% (PIK)	2/2/2032	9,916	9,832	9,719	1.12%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2032	91	14	13	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	P + 4.00%	10.75%	6/25/2032	9	1	1	—%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 4.75%	8.43%	1/31/2029	6,669	6,600	6,665	0.77%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	3,069	3,039	3,068	0.36%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	1/31/2029	10,045	10,033	10,039	1.16%
Trilon Group, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.17%	5/25/2029	27,407	27,294	27,299	3.16%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	5/25/2029	1,851	1,845	1,844	0.21%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.00%	8.70%	6/22/2029	6,617	6,583	6,585	0.76%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	6/22/2029	6,291	6,246	6,260	0.72%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.00%	8.70%	6/22/2029	1,847	1,830	1,838	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	8.42%	6/1/2029	7,988	7,900	7,950	0.92%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/1/2029	820	816	816	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 4.75%	8.42%	6/29/2027	4,477	4,464	4,467	0.52%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.19%	6/29/2027	326	325	326	0.04%
Total Services: Business							329,107	322,371	37.27%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	3,393	3,374	3,353	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/2/2028	3,093	377	341	0.04%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	5.03% (Cash) 5.00% (PIK)	8/16/2028	9,973	9,978	9,281	1.07%
AMS Parent, LLC (All My Sons)	(6) (12)	First Lien Debt	S + 4.75%	8.71%	10/25/2028	5,133	5,112	5,132	0.59%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	10/24/2030	153	152	154	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/24/2030	153	153	154	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	8.69%	10/24/2029	55	25	26	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	8.67%	10/24/2030	625	621	630	0.07%
Canopy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	2/28/2033	1,375	96	88	0.01%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.20%	2/28/2033	1,625	1,615	1,615	0.19%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	22	—	(1)	—%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	78	77	74	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	917	902	894	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	700	695	683	0.08%
Excel Fitness Consolidator LLC	(6)	First Lien Debt	S + 4.75%	8.45%	4/29/2030	10,194	10,133	10,064	1.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Excel Fitness Consolidator LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/29/2030	1,897	(10)	(24)	—%
Legacy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	11/10/2031	100	—	(1)	—%
Legacy Service Partners, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	37	37	—%
Legacy Service Partners, LLC	(12)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	56	55	55	0.01%
Legacy Service Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.20%	11/10/2031	17,503	17,448	17,394	2.01%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt	S + 5.75%	9.49%	6/15/2028	3,839	3,825	3,695	0.43%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/15/2028	289	289	278	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	644	644	550	0.06%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	649	649	554	0.06%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	738	730	630	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,696	2,672	2,301	0.27%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	233	233	199	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,068	4,286	4,218	0.49%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,537	4,537	4,476	0.52%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	6,546	6,546	6,457	0.75%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.42%	6/8/2026	2,444	2,444	2,444	0.28%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	6/8/2026	212	212	212	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	6/8/2026	3,240	3,237	3,240	0.37%
Perennial Services Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	12/23/2032	5,288	2,350	2,255	0.26%
Perennial Services Group, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.20%	12/23/2032	7,246	7,213	7,116	0.82%
Yard-Nique, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	9/29/2028	161	—	(1)	—%
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.45%	9/29/2028	839	834	834	0.10%
Total Services: Consumer							91,541	89,407	10.32%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.44%	7/18/2028	11,979	11,912	11,979	1.39%
Total Sovereign & Public Finance							11,912	11,979	1.39%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.27%	11/17/2027	5,633	5,633	5,633	0.65%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.27%	11/17/2027	1,785	1,785	1,785	0.21%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.77%	4/16/2027	1,035	1,029	1,035	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.77%	4/16/2027	1,787	1,777	1,787	0.21%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.77%	4/16/2027	9,822	9,806	9,822	1.14%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.77%	4/16/2027	1,285	1,277	1,285	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	10/16/2029	1,653	209	199	0.02%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.40%	10/16/2029	18,089	17,932	17,982	2.08%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	10/16/2029	4,259	4,240	4,234	0.49%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	8.70%	6/27/2029	18,799	18,693	18,794	2.17%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.56%	4/3/2028	7,125	7,099	6,791	0.79%
Total Telecommunications							69,480	69,347	8.03%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.31% (Cash) 4.25% (PIK)	2/3/2028	264	262	183	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.31% (Cash) 4.25% (PIK)	2/3/2028	918	909	636	0.07%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.31% (Cash) 4.25% (PIK)	2/3/2028	186	184	129	0.01%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.31% (Cash) 4.25% (PIK)	2/3/2028	4,481	4,439	3,105	0.36%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.31% (Cash) 4.25%(PIK)	2/3/2028	1,395	1,368	966	0.11%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (11) (12)	Revolving Loan	S + 6.75%	13.50% (PIK)	6/29/2026	269	13	13	—%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	15.00% (PIK)	6/30/2027	1,361	1,352	1,341	0.16%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	8,316	8,252	8,195	0.95%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.25%	10.07%	12/23/2026	9,077	9,046	8,963	1.04%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.92%	11/15/2029	21,604	21,488	21,511	2.49%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	11/15/2029	3,572	3,554	3,557	0.41%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.03%	11/15/2029	4,111	(28)	(18)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,265	5,131	5,109	0.59%
SEKO Global Logistics Network, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 10.50%	4.86% (Cash) 9.50% (PIK)	11/27/2029	73	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 10.50%	4.86% (Cash) 9.50% (PIK)	11/27/2029	134	134	134	0.02%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	10.82% (PIK)	11/27/2029	483	477	483	0.06%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	10.82% (PIK)	5/27/2030	1,794	1,794	1,337	0.15%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	7.99%	3/19/2027	2,715	2,694	2,715	0.31%
Total Transportation: Cargo							61,069	58,359	6.75%

Transportation: Consumer
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6)	First Lien Debt	S + 4.75%	8.42%	2/14/2031	10,454	10,379	10,203	1.18%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/14/2031	3,040	—	(73)	(0.01)%
Total Transportation: Consumer							10,379	10,130	1.17%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.42%	8/27/2031	10,329	10,247	10,353	1.20%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/27/2031	2,615	(10)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	8/27/2031	1,925	(15)	4	—%
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	10/21/2032	63	5	4	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.17%	10/21/2032	37	37	37	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/14/2030	21	—	—	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.70%	8/14/2030	79	78	77	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.45%	4/28/2032	416	—	—	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.45%	4/28/2032	352	(1)	—	—%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.45%	4/28/2032	2,683	2,675	2,683	0.31%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	4/3/2030	1,636	—	(73)	(0.01%)
Pinnacle Supply Partners, LLC	(6) (12)	First Lien Debt	S + 6.25%	10.01%	4/3/2030	6,196	6,119	5,919	0.68%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S +6.25%	10.01%	4/3/2030	1,967	1,962	1,879	0.22%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	9/30/2032	1,231	508	494	0.06%
RMS Energy Borrower LLC	(6)	First Lien Debt	S + 4.50%	8.20%	9/30/2032	6,735	6,705	6,643	0.77%
Total Utilities: Electric							28,310	28,026	3.24%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	2/21/2031	7,739	7,684	7,699	0.89%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/21/2031	3,020	2,449	2,434	0.28%
Total Utilities: Water							10,133	10,133	1.17%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	1/19/2029	1,951	1,930	1,919	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.32%	1/19/2029	11,475	11,366	11,284	1.31%
ISG Enterprises, LLC (Industrial Service Group)	(6) (12)	First Lien Debt	S + 5.75%	9.42%	12/7/2028	6,377	6,313	6,162	0.71%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	12/7/2028	3,320	3,314	3,209	0.37%
Total Wholesale							22,923	22,574	2.61%

Total Debt Investments							$1,964,471	$1,919,889	222.18%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$2,273	0.26%
Total Aerospace & Defense					1,530	2,273	0.26%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	A-2 Units	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	Class B Unit	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	C Units	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	Covercraft Equity	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	Class A Units	12/19/2023	303,000	303	252	0.03%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	Pegasus Units	12/31/2024	7	668	614	0.07%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Preferred units	6/3/2024	1,000	974	1,276	0.15%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrant	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,142	0.25%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common	7/13/2022	15,373	2,008	1,689	0.19%
Lonestar Polaris Topco, LP	(8) (12)	Class A Units	2/6/2026	323,130	323	323	0.04%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	808	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	326	0.04%
Total Beverage, Food & Tobacco					3,988	3,146	0.36%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
ATL GSE Holdings, LP	(8) (12)	Class A Units	12/16/2025	63	$63	$70	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	492	0.06%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	10	—%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Preferred Units	3/1/2023	148	148	189	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partner Interests	5/22/2024	1,000,000	1,000	665	0.08%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	7,575	0.87%
Total Capital Equipment					5,270	9,001	1.04%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Stock	6/6/2025	314,809	1,595	—	—%
Total Chemicals, Plastics & Rubber					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (11) (12) (17)	Limited Partnership Interests	5/2/2025	846,770	865	1,455	0.17%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F interests	5/26/2023	1,272,139	1,272	1,949	0.22%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Class A Interests	12/20/2022	894,607	895	1,371	0.16%
RPI Investments LP (Rose Paving)	(8) (12)	Class A Units	11/27/2024	690	100	72	0.01%
Total Construction & Building					3,132	4,847	0.56%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (11) (12) (17)	Limited Partnership Interest	9/3/2025	1,443,750	1,444	2,043	0.24%
Total Consumer Goods: Durable					1,444	2,043	0.24%

Consumer Goods: Non-durable
FBG Holdings LLC	(8) (12)	Common Units	8/8/2025	66	512	309	0.04%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	354	0.04%
Total Consumer Goods: Non-durable					682	663	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	$148	$142	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class D Units	4/22/2025	555	28	31	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Common Equity	7/6/2022	11,916	1,131	162	0.02%
Total Containers, Packaging & Glass					1,307	335	0.04%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	Class A Common Units	3/30/2023	399,904	400	601	0.07%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	Class A2 Units (Common)	2/7/2023	245	245	3	—%
NP/BF Holdings, L.P.	(8) (12)	Partnership Interests	4/30/2025	1,000	1,000	923	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	Limited Partnership Interests	3/17/2025	779,607	782	1,336	0.15%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	803	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Partnership Interest	9/10/2025	483,000	495	677	0.08%
Total Healthcare & Pharmaceuticals					4,379	4,343	0.50%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	Class A Units	10/1/2025	60	60	58	0.01%
Myriad Investment Holdings, L.P.	(8) (12)	Series B-2 Units	1/6/2026	178,105	158	163	0.02%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	Solve Industrial Equity	10/4/2022	313	313	289	0.03%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	Partnership	11/7/2025	500,000	501	500	0.06%
Total High Tech Industries					1,032	1,010	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	715	0.08%
Corporate Visions, Inc.	(8) (12)	Common Class A Units	3/5/2026	15,113,838	—	—	—%
Corporate Visions, Inc.	(8) (12)	Preferred Equity Units	3/5/2026	329	—	—	—%
Total Media: Diversified & Production					853	715	0.08%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	$101	$111	0.01%
Certus NDT Group Holdings, LLC	(8) (12)	Class A Units	2/11/2026	245	245	245	0.03%
Concord FG Holdings, LP (E78)	(8) (12)	Class A Common Units	12/1/2021	816	496	576	0.07%
Crimson FLS TopCo, L.P.	(8) (12)	Class A Units	2/18/2026	30,000	3,000	3,000	0.35%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Limited Partnership Units	7/1/2024	2,424	320	263	0.03%
Harvest Group Topco Holdings, LP	(8) (12)	Class A Common Unit	3/2/2026	3,000	—	—	—%
Harvest Group Topco Holdings, LP	(8) (12)	Preferred units	3/2/2026	3,000	3,000	3,000	0.35%
KKEMP Blocked Co-Invest, LP	(8) (12)	Class A Interests	7/15/2025	1,000	1,000	1,127	0.13%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Units	7/17/2023	790	790	1,104	0.13%
M&S Group Holdings,LLC	(8) (12)	Common Units	12/23/2025	2,998	300	298	0.03%
NMS VONA Case Management Acquisition, LP	(8) (12) (17)	Partnership	11/25/2025	2,793	1,500	2,066	0.24%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partner Interests	9/29/2025	483,000	485	501	0.06%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Membership Interests	1/31/2023	1,173	117	156	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	498	0.06%
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	75	0.01%
Rocket Ultimate LP	(8) (12)	Class A Units	2/19/2026	2,982,000	2,982	2,982	0.34%
Schill Blocker Agg, LLC	(8) (12) (17)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.34%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
STech Investors, LP	(8) (12)	Class A Unit	11/3/2025	961	96	99	0.01%
Uplift Investors Finch Co-Invest Fund, LP	(8) (12) (17)	Interests	3/31/2026	1,000,000	1,000	1,000	0.12%
Total Services: Business					19,997	20,101	2.33%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
CHS Investors, LLC	(8) (12)	Class A Units	5/27/2025	576	$83	$56	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class A Units	7/31/2023	997,000	1,117	1,288	0.15%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class A	8/8/2022	2,432	243	105	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B-2 Units	1/9/2023	121	14	16	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	663	0.07%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (11) (12)	Purchased Units	3/31/2022	282	282	69	0.01%
Total Services: Consumer					2,230	2,197	0.25%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Equity Co-Invest	6/30/2022	633,980	634	1,565	0.18%
Total Sovereign & Public Finance					634	1,565	0.18%

Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Class A Units	11/27/2024	778	2,820	—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Class B Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	486	0.06%
Total Transportation: Cargo					5,240	486	0.06%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Common Units	4/3/2023	279,687	280	80	0.01%
Total Utilities: Electric					280	80	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Unit	2/21/2024	4,005	400	574	0.07%
Total Utilities: Water					400	574	0.07%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	12/5/2025	486	49	49	0.01%
Lettermen's Parent Holding, LLC	(8) (12)	Class A Units	11/20/2025	4,000	400	403	0.04%
Total Wholesale					449	452	0.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Total Equity Investments					$57,962	$55,973	6.48%

Total Investments					$2,022,433	$1,975,862	228.66%

Portfolio Company (1) (2) (7)	Interest Rate	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	3.55%	32,389,811	$32,390	$32,390	3.74%
First American Government Obligations Fund - Class Z	3.54%	2,741,415	2,741	2,741	0.32%
Total Cash Equivalents			$35,131	$35,131	4.06%

Total Investments and Cash Equivalents			$2,057,564	$2,010,993	232.72%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$7,500	$7,500	—
Total Derivatives - Interest Rate Swaps							$7,500	$7,500	—
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2026. As of March 31, 2026, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.66%, 3.68%, 3.70%, and 3.73%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $864,112 as of March 31, 2026.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of March 31, 2026, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of March 31, 2026, the Company held eighty restricted securities with an aggregate fair value of $55,973, or 6.48% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 4.26% of the Company's total assets calculated in accordance with the 1940 Act.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
March 31, 2026
(dollars in thousands, except share amounts)

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
(13)Instrument is used in a qualifying hedge accounting relationship. The associated change in fair value is recorded with the change in fair value of the hedged item within interest and debt financing expense on the consolidated statements of operations. Refer to Note 4 “Derivatives” for more information.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 “Fair Value Measurements” for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of March 31, 2026.
(17)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 4.75%	8.47%	7/25/2030	$1,551	$1,535	$1,555	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	7/25/2030	889	887	891	0.10%
PAG Holding Corp. (Precision Aviation Group)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	12/21/2029	14,739	14,524	14,721	1.68%
PAG Holding Corp. (Precision Aviation Group)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/21/2029	4,886	4,852	4,880	0.56%
STS Holding, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	11/12/2030	3,500	3,471	3,343	0.38%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.38%	3/1/2029	813	794	812	0.09%
Turbine Engine Specialists, Inc.	(12)	Subordinated Debt	S + 9.50%	13.32%	3/1/2029	2,505	2,462	2,502	0.29%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,894	2,870	2,875	0.33%
Total Aerospace & Defense							31,395	31,579	3.61%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	14.50% (PIK)	2/20/2028	7,562	7,491	871	0.10%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	6/19/2030	2,088	2,052	2,013	0.23%
JEGS Automotive	(12)	First Lien Debt	S + 7.00%	10.67%	12/31/2029	1,367	1,367	1,367	0.16%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	10.67%	12/31/2029	227	227	227	0.03%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(6) (12)	First Lien Debt	S + 4.75%	8.63%	4/18/2028	12,563	12,507	12,532	1.43%
OEP Glass Purchaser, LLC (PGW Auto Glass)	(12)	First Lien Debt	S + 4.75%	8.63%	4/18/2028	2,401	2,386	2,395	0.27%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	1,135	1,129	1,120	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	19,832	19,685	19,565	2.23%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	3/1/2029	1,690	1,690	1,667	0.19%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	3/1/2029	96	96	95	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 5.00%	8.85%	3/1/2029	6,718	6,683	6,628	0.76%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	11/1/2029	3,724	3,032	2,976	0.34%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.73%	11/1/2029	10,913	10,821	10,749	1.23%
Total Automotive							69,166	62,205	7.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Banking, Finance, Insurance, Real Estate
Aprio Advisory Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	8/1/2031	92	—	—	—%
Aprio Advisory Group, LLC	(11) (12)	Revolving Loan	S + 4.75%	8.62%	8/1/2031	8	—	—	—%
Ascend Partner Services LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	8/11/2031	12,588	12,157	12,089	1.39%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.54%	8/11/2031	7,284	7,224	7,215	0.82%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/18/2031	4,305	964	994	0.11%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.24%	11/18/2031	1,740	(15)	5	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.24%	11/18/2031	8,888	8,810	8,914	1.02%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/31/2031	4,824	195	216	0.02%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/31/2031	8,599	8,522	8,599	0.98%
Compex Legal Services, Inc.	(12)	First Lien Debt	S + 5.75%	9.72%	3/31/2028	100	100	100	0.01%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.13%	9/8/2027	7,275	7,276	7,024	0.80%
Knight AcquireCo, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	11/8/2032	1,250	—	(3)	—%
Knight AcquireCo, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.37%	11/8/2032	3,750	3,741	3,743	0.43%
Patriot Growth Insurance Services, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.82%	10/16/2028	7,028	6,992	6,939	0.79%
Smith & Howard Advisory LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	11/26/2030	2,344	2,227	2,189	0.25%
Smith & Howard Advisory LLC	(6)	First Lien Debt	S + 4.75%	8.59%	11/26/2030	2,893	2,868	2,840	0.32%
Vensure Employer Services, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	9/27/2031	3,219	3,198	3,219	0.37%
Vensure Employer Services, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	9/27/2031	52	—	—	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	4/3/2030	14,621	14,617	14,529	1.67%
Total Banking, Finance, Insurance, Real Estate							78,876	78,612	8.98%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	8.72%	9/10/2030	713	707	700	0.08%
AmerCareRoyal, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	165	—	(3)	—%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	9/10/2030	114	113	112	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	11.45%	8/30/2027	9,300	9,226	9,144	1.04%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (12) (14)	Subordinated Debt	S + 7.25%	11.08%	6/8/2029	6,245	6,183	6,176	0.71%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	8.52%	9/28/2028	9,600	9,570	9,600	1.10%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	16,936	16,709	16,844	1.92%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	2,004	1,992	1,993	0.23%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	11/14/2031	6,307	2,065	2,040	0.23%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.62%	11/14/2031	5,867	5,816	5,831	0.67%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.50% (Cash) 5.13% (PIK)	4/3/2029	4,293	4,239	4,137	0.47%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	857	845	826	0.09%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	9.16% (Cash) 5.13% (PIK)	4/3/2029	1,014	998	978	0.11%
Naturpak PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/22/2032	1,111	—	(5)	—%
Naturpak PPC Buyer LLC	(6)	First Lien Debt	S + 4.50%	8.19%	12/22/2032	4,889	4,865	4,865	0.56%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	4/17/2031	72	—	—	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.42%	4/17/2031	925	916	926	0.11%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.42%	9/18/2029	13,048	12,891	12,493	1.43%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	9/18/2029	3,675	3,667	3,519	0.40%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.35%	12/23/2028	6,952	6,908	6,815	0.78%
Refresh Buyer, LLC (Sunny Sky Products)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	1,760	1,760	1,726	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.99%	7/30/2027	10,385	10,316	10,224	1.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(6) (12)	First Lien Debt	S + 5.00%	8.99%	7/30/2027	9,435	9,355	9,289	1.06%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	2,373	2,368	2,373	0.27%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	3,154	3,154	3,154	0.36%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	6,295	6,250	6,295	0.72%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	3,211	3,202	3,211	0.37%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	310	310	310	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	4/30/2031	1,880	(6)	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	2,741	2,715	2,741	0.31%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.47%	4/10/2031	20,256	20,090	20,249	2.31%
Total Beverage, Food & Tobacco							147,224	146,563	16.75%

Capital Equipment
Clean Solutions Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.22%	9/9/2030	975	967	962	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,352	3,300	3,299	0.38%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	6/27/2031	9,850	9,772	9,786	1.12%
FirstCall Mechanical Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	6/27/2031	19,844	15,427	15,315	1.74%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt	S + 6.00%	9.77%	12/15/2026	6,334	6,325	6,216	0.71%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	12/15/2026	5,493	5,487	5,390	0.62%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.77%	12/15/2026	2,519	2,519	2,472	0.28%
Hyperion Materials & Technologies, Inc.	(12)	First Lien Debt	S + 4.50%	8.44%	8/30/2028	2,600	2,600	2,490	0.28%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6)	First Lien Debt	S + 5.50%	9.17%	4/9/2030	7,204	7,147	7,054	0.81%
Ovation Holdings, Inc	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	7,838	7,352	7,410	0.85%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	939	931	938	0.11%
Ovation Holdings, Inc	(6)	First Lien Debt	S + 5.00%	8.84%	2/4/2030	7,873	7,773	7,866	0.90%
Ovation Holdings, Inc	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.84%	2/4/2030	1,863	1,849	1,862	0.21%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S + 5.25%	9.16%	4/4/2029	9,427	9,320	9,307	1.06%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	1,812	1,808	1,789	0.20%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	914	616	612	0.07%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	1,364	—	(7)	—%
SkyMark Refuelers, LLC	(12)	First Lien Debt	S + 4.50%	8.21%	12/16/2032	2,722	2,708	2,708	0.31%
USA Industries Holdings LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.99%	12/10/2032	36	—	—	—%
USA Industries Holdings LLC	(12)	First Lien Debt	S + 4.25%	7.99%	12/10/2032	64	63	63	0.01%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.42%	7/24/2031	13,706	13,587	13,586	1.55%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.42%	7/24/2031	4,569	3,758	3,737	0.43%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.42%	7/24/2031	1,726	(14)	(15)	—%
Total Capital Equipment							103,295	102,840	11.75%

Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.49%	12/31/2027	1,984	1,992	1,983	0.23%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	6,187	6,111	6,106	0.70%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	4/23/2029	1,366	1,358	1,348	0.15%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	10.74%	3/31/2030	1,438	1,412	1,438	0.16%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	4.74% (Cash) 4.25% (PIK)	9/30/2030	2,413	2,413	2,365	0.27%
Olympic Buyer, Inc. (Ascensus)	(6) (9) (12)	First Lien Debt	S + 4.35%	8.07%	6/30/2028	9,531	9,445	8,239	0.94%
WCI-Momentum Bidco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/31/2032	17	—	—	—%
WCI-Momentum Bidco, LLC	(12)	First Lien Debt	S + 4.75%	8.42%	12/31/2032	83	83	83	0.01%
Total Chemicals, Plastics, & Rubber							22,814	21,562	2.46%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	2,493	2,448	2,344	0.27%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	4,746	4,703	4,462	0.51%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	4/26/2030	6,022	5,965	5,661	0.65%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00% (PIK)	4/26/2030	2,510	(26)	(150)	(0.02%)
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/13/2031	3,160	1,530	1,515	0.17%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.42%	10/13/2031	1,822	1,806	1,806	0.21%
Gannett Fleming, Inc.	(9) (12)	First Lien Debt	S + 4.75%	8.69%	8/5/2030	17,646	17,429	17,528	2.00%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.69%	8/5/2030	2,131	(25)	(14)	—%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,689	5,056	4,917	0.56%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/9/2030	5,680	5,668	5,529	0.63%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	8.67%	8/9/2030	8,464	8,394	8,239	0.94%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	6,505	6,456	6,291	0.72%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.94%	12/15/2027	4,821	4,804	4,821	0.55%
Java Buyer, Inc. (Sciens Building Solutions, LLC)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.94%	12/15/2027	9,127	9,058	9,127	1.04%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	2,096	522	522	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.97%	6/29/2029	11,202	11,052	11,203	1.28%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.97%	6/29/2029	1,791	1,786	1,792	0.20%
Rose Paving, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	(1)	(6)	—%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,908	2,845	0.33%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/30/2030	3,432	692	691	0.08%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.24%	12/30/2030	16,399	16,315	16,252	1.86%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/28/2031	3,106	471	540	0.06%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.42%	3/28/2031	14,702	14,565	14,996	1.71%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.32%	8/31/2029	6,389	6,327	6,331	0.72%
WSB Engineering Holdings Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/31/2029	4,197	4,181	4,159	0.48%
Total Construction & Building							132,084	131,401	15.01%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	8.97%	11/1/2028	2,850	2,850	2,839	0.32%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,117	5,039	5,059	0.58%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.34%	9/7/2028	9,675	9,631	9,675	1.11%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.59%	9/7/2028	4,924	4,869	4,924	0.56%
Total Consumer Goods: Durable							22,389	22,497	2.57%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/28/2031	1,000	—	(5)	—%
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.47%	8/28/2031	3,000	2,985	2,985	0.34%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,109	3,036	3,037	0.35%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.25%	9.19%	6/30/2028	6,652	6,621	6,635	0.76%
KL Bronco Acquisition, Inc. (Elevation Labs)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.19%	6/30/2028	2,464	2,453	2,458	0.28%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	8.99%	1/8/2030	12,398	12,307	12,453	1.42%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.99%	1/8/2030	3,044	3,044	3,057	0.35%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Total Consumer Goods: Non-durable							30,446	30,620	3.50%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(6) (12)	First Lien Debt	S + 6.75%	10.57%	10/7/2026	14,135	14,128	13,875	1.59%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.57%	10/7/2026	112	111	110	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.47%	12/1/2027	8,699	8,668	8,658	0.99%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.47%	12/1/2027	4,029	3,999	4,029	0.46%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	8.72%	12/1/2027	14,122	14,046	14,118	1.61%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	10,051	10,030	10,048	1.15%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	4,321	4,321	4,320	0.49%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	6,757	6,757	6,755	0.77%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	3,258	3,258	3,257	0.37%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,790	2,767	2,497	0.29%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	524	517	488	0.06%
Online Labels Group, LLC	(12)	First Lien Debt	S + 4.75%	8.42%	12/19/2029	3,262	3,239	3,262	0.37%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	402	200	200	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	6,977	6,913	6,912	0.79%
Total Containers, Packaging & Glass							78,954	78,529	8.97%

Energy: Electricity
Environ Energy, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/1/2031	1,481	(11)	(10)	—%
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.07%	10/1/2031	2,519	2,500	2,502	0.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	8.72%	6/25/2030	22,129	21,951	22,192	2.53%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	6/25/2030	5,855	5,855	5,872	0.67%
Total Energy: Electricity							30,295	30,556	3.49%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	3/27/2030	7,431	7,373	7,373	0.84%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	2,988	2,983	2,964	0.34%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	4,995	4,486	4,456	0.51%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	6,640	6,555	6,611	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	3,102	3,092	3,089	0.35%
Impact Parent Corporation (Impact Environmental Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.02%	3/23/2029	6,724	6,703	6,695	0.76%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.02%	3/23/2029	1,701	1,679	1,694	0.19%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	4,772	4,758	4,708	0.54%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	8,849	8,808	8,730	1.00%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	4,851	4,851	4,786	0.55%
NFM & J, L.P. (The Facilities Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.69%	11/30/2027	555	555	547	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.19%	8/31/2028	6,514	6,486	6,419	0.73%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	8,379	8,292	8,385	0.96%
Orion Group FM Holdings, LLC (Leo Facilities)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	6,357	6,348	6,362	0.73%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.42%	7/3/2029	1,573	1,560	1,574	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	13,446	1,513	1,523	0.17%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	11,753	11,659	11,711	1.34%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	8/15/2030	5,595	1,103	1,094	0.13%
Total Environmental Industries							88,804	88,721	10.14%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	1,466	1,460	1,455	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	15,516	15,384	15,401	1.76%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	7/2/2031	2,840	1,012	996	0.11%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	3/18/2031	3,629	2,930	2,929	0.33%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	3/18/2031	16,241	16,092	16,169	1.85%
Affinity Hospice Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.52%	12/17/2029	6,594	6,570	5,096	0.58%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,283	1,180	0.13%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,972	2,037	0.23%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2028	559	559	559	0.06%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/15/2028	2,396	2,029	2,107	0.24%
ARC Health OPCO, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,222	(18)	(36)	—%
ARC Health OPCO, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	2,472	2,400	2,400	0.27%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/3/2032	1,153	(3)	11	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	8,392	8,318	8,469	0.97%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	4,822	(22)	(71)	(0.01%)
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.92%	12/22/2031	2,743	2,179	2,151	0.25%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	8.92%	12/22/2031	5,755	5,705	5,671	0.65%
Coding Solutions Acquisition, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.72%	8/7/2031	13,509	13,440	13,393	1.53%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	8/7/2031	521	(1)	(4)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.72%	8/7/2031	1,246	(10)	(11)	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (14)	First Lien Debt	S + 4.25%	8.09%	3/30/2029	3,247	3,217	3,142	0.36%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.32%	10/5/2029	7,323	7,276	7,211	0.82%
Eyesouth Eye Care Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	10/5/2029	2,401	2,401	2,364	0.27%
FH DMI Buyer, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	10/11/2030	1,101	1,099	1,101	0.13%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	8.67%	10/11/2030	1,973	1,956	1,973	0.23%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.72%	9/30/2027	5,837	5,820	5,336	0.61%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.72%	9/30/2027	1,528	1,528	1,397	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	6,271	6,249	5,960	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.24%	12/9/2027	1,962	1,962	1,864	0.21%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	4,882	4,841	4,640	0.53%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	7,967	7,922	7,572	0.87%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.24%	12/9/2027	3,704	3,683	3,521	0.40%
Health Management Associates, Inc.	(6) (12)	First Lien Debt	S + 6.25%	10.34%	3/30/2029	8,264	8,160	8,214	0.94%
Health Management Associates, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.34%	3/30/2029	1,069	1,050	1,063	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	10/16/2030	10,439	10,360	10,394	1.19%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	3,897	3,897	3,879	0.44%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	10,734	10,734	10,684	1.22%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,147	2,137	2,137	0.24%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	13.50%	2/28/2030	5,292	5,188	5,235	0.60%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/5/2031	2,426	(5)	(22)	—%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.17%	11/5/2031	6,532	6,475	6,474	0.74%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	3/19/2032	7,143	(32)	—	—%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.17%	3/19/2032	12,761	12,641	12,761	1.46%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	2/13/2032	2,092	2,082	2,078	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 4.50%	8.34%	2/13/2032	6,043	5,993	6,004	0.69%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/10/2029	735	457	453	0.05%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	2,741	2,717	2,717	0.31%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	14.25% (PIK)	2/7/2030	2,062	2,036	1,692	0.19%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	14.25% (PIK)	2/7/2030	550	546	451	0.05%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.32%	8/20/2027	8,837	8,810	8,831	1.01%
Promptcare Infusion Buyer, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,416	1,416	1,416	0.16%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	9.95%	9/1/2027	8,036	8,031	8,036	0.92%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	9.95%	9/1/2027	1,252	1,252	1,252	0.14%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.07%	5/28/2027	7,522	7,494	7,477	0.85%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	5/28/2027	3,182	3,180	3,163	0.36%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.07%	5/28/2027	3,182	3,161	3,163	0.36%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	4/12/2032	3,288	1,784	1,804	0.21%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.17%	4/12/2032	1,780	(8)	7	—%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	4/12/2032	7,397	7,362	7,425	0.85%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.17%	9/19/2028	7,750	7,624	7,554	0.86%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.25%	9/19/2028	9,097	8,987	8,866	1.01%
Smile Brands Inc.	(12)	Subordinated Debt	S + 8.50%	12.27%	4/12/2028	12,801	12,792	10,357	1.18%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	4/12/2032	4,928	(11)	22	—%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.22%	4/12/2032	1,776	(8)	8	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.22%	4/12/2032	6,981	6,948	7,013	0.80%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	11/22/2031	1,074	(5)	(22)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.44%	11/22/2030	1,406	(11)	(28)	—%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.44%	11/22/2031	9,150	9,080	8,965	1.02%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.22%	12/19/2029	15,212	15,103	15,212	1.74%
Tidi Legacy Products, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	12/19/2029	4,075	4,075	4,075	0.47%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	1,130	1,121	1,121	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	15,733	15,608	15,608	1.78%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	7,239	7,205	7,239	0.83%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	3,099	3,067	3,099	0.35%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	1,539	1,533	1,539	0.18%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.70%	8/22/2028	2,535	2,528	2,535	0.29%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.70%	8/22/2028	1,221	1,207	1,221	0.14%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.49%	12/3/2029	16,221	16,105	15,906	1.83%
Total Healthcare & Pharmaceuticals							361,099	353,061	40.34%

High Tech Industries
Alta Buyer, LLC (GoEngineer)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.67%	12/21/2027	11,336	11,318	11,336	1.29%
Alta Buyer, LLC (GoEngineer)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	12/21/2027	3,088	3,076	3,088	0.35%
Alta Buyer, LLC (GoEngineer)	(9) (12)	First Lien Debt	S + 5.00%	8.67%	12/21/2027	5,284	5,252	5,284	0.60%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.42%	4/14/2028	11,825	11,770	11,626	1.32%
Eliassen Group, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.42%	4/14/2028	851	851	837	0.10%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	7.92%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	7.92%	5/28/2032	73	73	74	0.01%
Exterro, Inc.	(6)	First Lien Debt	S + 5.25%	9.02%	6/1/2027	9,435	9,410	9,366	1.07%
GNX HBS PARENT, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	9/30/2031	1,481	—	(6)	—%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.75%	8.42%	9/30/2031	2,519	2,506	2,508	0.29%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	4,243	4,223	4,243	0.48%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.32%	11/18/2030	4,733	4,724	4,710	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	745	744	688	0.08%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	1,081	1,078	998	0.11%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	240	239	221	0.03%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57% (Cash) 1.75% (PIK)	4/16/2029	3,463	3,460	3,199	0.37%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.37%	9/30/2031	678	672	672	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	9/30/2031	236	—	(2)	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.37%	3/31/2031	79	21	21	—%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 6.00%	9.99%	11/5/2026	8,630	8,599	7,627	0.87%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	2,051	2,034	2,027	0.23%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	14.50% (PIK)	6/30/2028	883	875	873	0.10%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	14.50% (PIK)	6/30/2028	2,349	2,349	2,322	0.27%
VALIDITY INC	(12)	First Lien Debt	S + 5.25%	9.18%	4/12/2032	100	99	99	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	8.97%	3/1/2030	6,138	6,094	6,138	0.70%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	3/1/2030	1,283	223	223	0.03%
Total High Tech Industries							79,690	78,172	8.93%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	10/31/2031	1,052	40	53	0.01%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	8.72%	10/31/2031	3,156	3,129	3,188	0.36%
Total Hotel, Game & Leisure							3,169	3,241	0.37%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 5.75%	9.72%	10/23/2028	4,290	4,243	4,268	0.49%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	2,932	2,926	2,794	0.32%
Tinuiti Inc.	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	1,917	1,917	1,826	0.21%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.40% (Cash) 3.13% (PIK)	12/11/2028	9,813	9,813	9,351	1.06%
Total Media: Advertising, Printing & Publishing							18,899	18,239	2.08%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,753	3,716	3,641	0.42%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12) (16)	First Lien Debt	S + 1.00%	4.77% (Cash) 4.00% (PIK)	8/12/2027	2,663	2,649	1,254	0.14%
Corporate Visions, Inc. (CVI Parent, Inc.)	(6) (12) (16)	First Lien Debt	S + 1.00%	4.77% (Cash) 4.00% (PIK)	8/12/2027	3,029	3,020	1,426	0.16%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt	S + 6.00%	9.82%	12/9/2026	8,267	8,268	6,916	0.80%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.82%	12/9/2026	2,944	2,944	2,463	0.28%
MSM Acquisitions, Inc. (Spectrio)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.82%	12/9/2026	449	449	376	0.04%
Total Media: Diversified & Production							21,046	16,076	1.84%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	9.92%	5/23/2029	4,428	4,370	4,412	0.50%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	1/23/2032	2,385	562	550	0.06%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.25%	8.11%	1/23/2032	2,840	2,815	2,814	0.32%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 4.75%	8.52%	10/8/2029	6,793	6,720	6,738	0.77%
Archer Acquisition, LLC (ARMstrong)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.52%	10/8/2029	938	628	625	0.07%
Astra Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/26/2032	25	—	—	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.42%	11/26/2032	75	75	75	0.01%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	2,711	2,703	2,711	0.31%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	3,505	3,505	3,505	0.40%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	5,238	5,222	5,238	0.60%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	2,144	2,137	2,144	0.24%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.72%	10/1/2029	13,671	13,640	13,671	1.56%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 8.75%	9.92% (Cash) 2.50% (PIK)	3/31/2031	1,153	1,135	1,163	0.13%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,966	869	0.10%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.42%	5/13/2032	100	99	99	0.01%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	9/15/2028	7,339	7,265	7,196	0.82%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	2,336	2,325	2,290	0.26%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	1,539	1,536	1,509	0.17%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.85%	9/15/2028	3,396	3,356	3,329	0.38%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.85%	9/15/2028	5,094	4,279	4,195	0.48%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	3,953	3,937	3,912	0.45%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	1,015	1,011	1,005	0.11%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	15,233	—	(155)	(0.02%)
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	2,972	2,960	2,942	0.34%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	2,595	2,310	2,284	0.26%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	9,600	9,557	9,586	1.10%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	6,655	6,599	6,645	0.76%
Env Automation Acquisition,LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/8/2031	33	—	—	—%
Env Automation Acquisition,LLC	(9) (12)	First Lien Debt	S + 4.50%	8.24%	12/8/2031	67	67	67	0.01%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,065	2,032	2,037	0.23%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	683	682	669	0.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	9,356	9,356	9,164	1.05%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	1,559	1,559	1,527	0.17%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 1.80%	5.77% (Cash) 5.45% (PIK)	1/21/2027	3,863	3,857	3,783	0.43%
Integrated Power Services Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/22/2028	1,866	(3)	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Integrated Power Services Holdings, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.58%	11/22/2028	5,235	5,234	5,235	0.60%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.34%	8/1/2029	9,473	9,374	9,401	1.07%
KENG Acquisition, Inc. (Engage PEO)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	9,218	9,204	9,148	1.05%
KENG Acquisition, Inc. (Engage PEO)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/1/2029	1,071	1,069	1,063	0.12%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 5.00%	8.67%	7/31/2031	12,131	11,882	12,057	1.38%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	7,169	7,169	7,143	0.82%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	7,147	7,146	7,122	0.81%
M&S Holdings Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	769	—	(4)	—%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	4,231	4,210	4,210	0.48%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.44%	8/22/2029	13,125	13,048	12,687	1.45%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.16%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.41%	11/30/2028	837	837	837	0.10%
PLZ Corp (PLZ Aeroscience)	(12)	Subordinated Debt	S + 7.50%	11.33%	7/7/2028	13,500	13,311	12,042	1.38%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/31/2031	1,111	—	(5)	—%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	7/31/2031	3,889	3,870	3,870	0.44%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.13%	5/24/2032	21	—	—	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	8.13%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.25%	8.13%	5/24/2032	68	68	69	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	2,955	2,402	2,413	0.28%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.25%	8.93%	6/15/2029	14,027	13,871	14,027	1.60%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.93%	6/15/2029	2,805	2,789	2,805	0.32%
Safety Infrastructure Services Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	7/21/2028	3,963	1,041	938	0.11%
Safety Infrastructure Services Intermediate LLC	(6)	First Lien Debt	S + 5.00%	8.67%	7/21/2028	7,032	6,983	6,835	0.78%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 5.00%	8.72%	7/1/2030	4,473	4,436	4,436	0.51%
Scaled Agile, Inc.	(6) (9) (12)	First Lien Debt	S + 2.25%	6.02% (Cash) 3.75% (PIK)	12/15/2028	8,076	8,037	6,561	0.75%
Scaled Agile, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.25%	6.02% (Cash) 3.75% (PIK)	12/15/2028	394	394	320	0.04%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.35%	11/3/2031	5,000	4,975	4,978	0.57%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	8.82%	9/2/2032	592	(3)	(4)	—%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.82%	9/2/2032	4,408	4,386	4,376	0.50%
Tau Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	2/2/2032	3,427	2,247	2,251	0.26%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	2/2/2032	1,720	260	270	0.03%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	2/2/2032	9,853	9,764	9,821	1.12%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.80%	6/25/2032	91	10	9	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	S + 5.00%	8.86%	6/25/2032	9	—	—	—%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 5.00%	8.72%	1/31/2029	6,686	6,610	6,686	0.76%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	3,077	3,043	3,077	0.35%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.72%	1/31/2029	10,071	10,054	10,071	1.15%
Trilon Group, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.65%	5/27/2029	27,477	27,353	27,448	3.14%
Trilon Group, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	5/27/2029	1,856	1,849	1,854	0.21%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	6,634	6,596	6,634	0.76%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	6/22/2029	6,307	6,257	6,307	0.72%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	1,852	1,833	1,852	0.21%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.75%	8.48%	6/1/2029	8,008	7,915	8,008	0.92%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/1/2029	822	817	822	0.09%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.34%	6/29/2027	4,488	4,473	4,488	0.51%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.19%	6/29/2027	327	326	327	0.04%
Total Services: Business							335,557	329,239	37.62%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 4.75%	9.36%	8/2/2028	3,402	3,380	3,371	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	9.36%	8/2/2028	3,093	—	(28)	0.00%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	11.03%	8/16/2028	9,724	9,717	9,059	1.04%
AMS Parent, LLC (All My Sons)	(6) (14)	First Lien Debt	S + 4.75%	11.03%	8/16/2028	5,147	5,123	4,973	0.57%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	11.03%	8/16/2028	153	153	154	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.47%	10/25/2028	154	153	155	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	9.50%	10/24/2030	55	14	15	0.00%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.51%	10/24/2030	627	622	630	0.07%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	11/27/2031	22	—	—	0.00%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	12.00%	11/27/2031	78	76	76	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	908	891	$877	0.10%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.00% (Cash) 4.00% (PIK)	1/28/2030	693	687	670	0.08%
Excel Fitness Consolidator LLC	(6)	First Lien Debt	S + 4.50%	9.58%	4/27/2029	10,220	10,154	10,142	1.16%
Excel Fitness Holdings, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	9.83%	4/27/2029	1,897	(10)	(14)	0.00%
Legacy Service Partners, LLC		First Lien Debt (Delayed Draw)	S + 4.50%	9.75%	1/9/2029	100	—	(1)	0.00%
Legacy Service Partners, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	9.73%	1/9/2029	47	(1)	(1)	0.00%
Legacy Service Partners, LLC	(12)	Subordinated Debt	N/A	9.77%	1/9/2029	53	52	52	0.01%
Legacy Service Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	10.11%	6/15/2028	17,546	17,486	17,434	1.98%
Liberty Buyer, Inc. (Liberty Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	10.93%	6/15/2028	3,849	3,832	3,735	0.43%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	3.33% (Cash) 9.17% (PIK)	3/18/2029	289	289	281	0.03%
National Renovations LLC (Repipe Specialists)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	3.33% (Cash) 9.17% (PIK)	3/18/2029	643	—	(98)	(0.01%)
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.25%	3/14/2025	644	644	546	0.06%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.25%	3/14/2025	734	725	623	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	9.58%	3/14/2025	2,690	2,663	2,281	0.26%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	9.39%	3/14/2025	232	232	197	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	5,032	3,965	3,892	0.44%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	4,498	4,498	4,433	0.51%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	5/17/2029	6,489	6,489	6,396	0.73%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	10.18%	6/8/2026	2,450	2,450	2,450	0.28%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	212	212	212	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	10.34%	6/8/2026	3,248	3,245	3,248	0.37%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Perennial Services Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	10.68%	11/26/2025	5,288	—	(26)	—%
Perennial Services Group, LLC	(6) (9)	First Lien Debt	S + 4.50%	10.11%	9/7/2029	7,246	7,210	7,211	0.82%
Total Services: Consumer							84,951	82,945	9.48%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 5.25%	8.94%	7/18/2028	12,010	11,935	12,010	1.37%
Total Sovereign & Public Finance							11,935	12,010	1.37%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.43%	11/17/2027	5,649	5,649	5,649	0.65%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	11/17/2027	1,789	1,789	1,789	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,037	1,030	1,042	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,791	1,779	1,799	0.21%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	9,847	9,826	9,847	1.13%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,288	1,278	1,288	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	1,653	209	201	0.02%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.69%	10/16/2029	18,135	17,964	18,048	2.06%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	4,271	4,250	4,251	0.49%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	8.67%	6/27/2029	18,847	18,728	18,866	2.15%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.88%	4/3/2028	7,125	7,094	6,833	0.78%
Total Telecommunications							69,596	69,613	7.96%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	262	262	219	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	908	907	759	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	184	183	153	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	4,433	4,433	3,703	0.42%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	1,380	1,375	1,153	0.13%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,311	1,300	1,299	0.15%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	8,173	8,093	8,090	0.92%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	9,102	9,057	8,972	1.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.50%	8.54%	11/15/2029	21,660	21,534	21,562	2.46%
Kenco PPC Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	3,581	3,561	3,565	0.41%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	4,111	(30)	(19)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	$5,200	$5,112	$5,074	0.58%
SEKO Global Logistics Network, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 10.00%	14.20%	11/27/2029	73	—	—	—%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	130	130	130	0.01%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	467	460	467	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	5/27/2030	1,746	1,746	1,436	0.16%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	7.92%	3/19/2027	2,723	2,696	2,723	0.31%
Total Transportation: Cargo							60,819	59,286	6.77%

Transportation: Consumer
EVDR Purchaser, Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	10,480	10,400	10,430	1.19%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/14/2031	3,040	—	(15)	—%
Total Transportation: Consumer							10,400	10,415	1.19%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.47%	8/27/2031	10,355	10,268	10,380	1.19%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/27/2031	2,615	(11)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.47%	8/27/2031	1,925	(16)	5	—%
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	63	1	—	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	37	37	37	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/14/2030	21	—	—	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	8/14/2030	79	79	79	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	4/28/2032	517	—	(2)	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	4/28/2032	352	(1)	(1)	—%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	4/28/2032	2,581	2,573	2,572	0.29%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,636	—	(77)	(0.01%)
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	6,212	6,129	5,920	0.68%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,972	1,965	1,879	0.21%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	$1,231	$(3)	$(7)	—%
RMS Energy Borrower LLC	(6) (12)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	6,752	6,719	6,716	0.77%
Total Utilities: Electric							27,740	27,507	3.14%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	7,758	7,700	7,759	0.89%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/21/2031	3,025	2,029	2,029	0.23%
Total Utilities: Water							9,729	9,788	1.12%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,951	1,930	1,923	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	11,475	11,357	11,306	1.30%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	6,393	6,323	6,239	0.71%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	3,329	3,321	3,249	0.37%
Total Wholesale							22,931	22,717	2.60%

Total Debt Investments							$1,953,303	$1,917,994	219.15%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,939	0.22%
Total Aerospace & Defense					1,530	1,939	0.22%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	324	0.04%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	$668	$567	0.06%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,228	0.14%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,119	0.24%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common Units	7/13/2022	15,373	2,008	1,983	0.23%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	808	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	266	0.03%
Total Beverage, Food & Tobacco					3,665	3,057	0.35%

Capital Equipment
ATL GSE Holdings, LP	(8) (12)	Class A Units	12/16/2025	62,795	63	63	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Equity Co-Investment	5/19/2022	24	249	710	0.08%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	22	—%
EFC Holdings, LLC (EFC International)	(8) (12)	Series A Preferred Units	3/1/2023	148	148	185	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	887	0.10%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	8,153	0.93%
Total Capital Equipment					5,270	10,020	1.14%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Units	6/6/2025	315,000	1,595	—	—%
Chemicals, Plastics & Rubber Total					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (11) (12) (17)	Common Units	5/2/2025	846,770	865	854	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,824	0.20%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,283	0.15%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	68	0.01%
Total Construction & Building					3,132	4,029	0.46%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (11) (12) (17)	Limited Partnership Interests	9/3/2025	1,500,000	$1,445	$2,029	0.23%
Total Consumer Goods: Durable					1,445	2,029	0.23%

Consumer Goods: Non-durable
FBG Holdings LLC	(8) (12)	Common Units	8/8/2025	66	512	511	0.06%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	381	0.04%
Total Consumer Goods: Non-durable					682	892	0.10%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	191	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	283	14	15	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	234	0.03%
Total Containers, Packaging & Glass					1,293	440	0.05%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	406	0.05%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	AA Equity Co-Invest	2/7/2023	245	245	—	—%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	LP Interests	3/17/2025	1,000,000	1,003	1,304	0.15%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	784	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Limited Partnership Interests	9/10/2025	483,000	495	595	0.07%
Total Healthcare & Pharmaceuticals					4,600	4,089	0.47%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	LP Interests	10/1/2025	60	60	60	0.01%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	LP Interests	11/7/2025	500,000	501	500	0.06%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	265	0.03%
Total High Tech Industries					874	825	0.10%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	253	0.03%
Total Media: Diversified & Production					853	253	0.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	$101	$99	0.01%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Concord FG Holdings, LP (E78)	(8) (12)	Common A Common Units	12/1/2021	816	860	489	0.06%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Common Units	7/1/2024	2,424	320	271	0.03%
KKEMP Blocked Co-Invest, LP	(8) (12)	Limited Partnership Interests	7/15/2025	1,000	1,000	1,108	0.13%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Common Units	7/17/2023	790	790	1,104	0.13%
M&S Group Holdings,LLC	(8) (12)	Common Equity	12/23/2025	2,998	300	300	0.03%
NMS VONA Case Management Acquisition, LP	(8) (12) (17)	Class A Common Units	11/25/2025	2,793	1,500	1,500	0.17%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partnership Interests	9/29/2025	483,000	485	483	0.06%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Common Units	1/31/2023	1,173	117	156	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	481	0.05%
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	90	0.01%
Schill Blocker Agg, LLC	(8) (12) (17)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.34%
STech Investors, LP	(8) (12)	Class A Units	11/3/2025	961	96	96	0.01%
Total Services: Business					10,134	9,177	1.05%

Services: Consumer
CHS Investors, LLC	(8) (12)	Class B Units	5/27/2025	576	83	74	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,164	0.13%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/11/2022	2,432	243	138	0.02%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	16	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	656	0.07%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (11) (12)	Purchased Units	3/31/2022	282	282	63	0.01%
Total Services: Consumer					2,230	2,111	0.24%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,605	0.18%
Total Sovereign & Public Finance					634	1,605	0.18%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transportation: Cargo
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	$2,820	$—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	603	0.07%
Total Transportation: Cargo					5,240	603	0.07%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	104	0.01%
Total Utilities: Electric					280	104	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,781	478	714	0.08%
Total Utilities: Water					478	714	0.08%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	400	0.05%
Lettermen's Parent Holding, LLC	(8)	Common Units	12/5/2025	486	49	49	0.01%
Total Wholesale					449	449	0.06%

Total Equity Investments					$47,904	$44,455	5.08%

Total Investments					$2,001,207	$1,962,449	224.23%

Portfolio Company (1) (2)	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class	3.64%	51,279	$51,279	$51,279	5.86%
First American Government Obligations Fund - Class Z	3.64%	2,648	2,648	2,648	0.3%
Total Cash Equivalents			$53,927	$53,927	6.16%

Total Investments and Cash Equivalents			$2,055,134	$2,016,376	230.39%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$14,965	$14,965	—
Total Derivatives - Interest Rate Swaps							$14,965	$14,965	—

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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, rate for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.69%, 3.65%, 3.57%, and 3.42%, respectively. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $875,180 as of December 31, 2025.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations.. See Note 7 "Secured Borrowings" for more information.
(7)As of December 31, 2025, there are no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2025, the Company held seventy restricted securities with an aggregate fair value of 44,455, or 5.08% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 4.25% of the Company's total assets calculated in accordance with the 1940 Act.
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
(13)Instrument is used in a qualifying hedge accounting relationship. The associated change in fair value is recorded with the change in fair value of the hedged item within interest and debt financing expense on the consolidated statements of operations. Refer to Note 4 “Derivatives” for more information.
(14)Investments valued using observable inputs (Level 2). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(15)Represents an investment held through an aggregator vehicle organized as a pooled investment vehicle.
(16)Loan was on non-accrual status as of December 31, 2025.
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
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their respective formation, in accordance with the Company's consolidation policy discussed in Note 2. CLO-I, CLO-II and CLO-III have completed term debt securitizations. NCDL Equity Holdings was formed to hold certain equity-related securities.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included. Operating results for interim periods are not necessarily indicative of operating results for an entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, the Company generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Company did not hold any restricted cash. As of March 31, 2026 and December 31, 2025, the Company held $35,131 and $53,927 of cash equivalents, respectively.
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
The Company applies the practical expedient provided by ASC Topic 820 relating to investments in certain investment companies that calculate net asset value ("NAV") per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, calculate NAV per share or its equivalent for which the fair value is not readily determinable, and measure the fair value of such investments on the basis of NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three months ended March 31, 2026 and 2025, the Company earned $3,122 and $2,365 respectively, in PIK income provisions, representing 6.75% and 4.41% of total investment income, respectively.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three months ended March 31, 2026 and 2025, the Company earned $0 and $0 of dividend income on its equity investments, respectively.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2026 and 2025, the Company earned other income of $274 and $375 respectively, primarily related to amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of March 31, 2026, the Company had investments in five portfolio companies on non-accrual status with an aggregate fair value of $11,476 which represented approximately 0.58% of total investments at fair value. As of December 31, 2025, the Company had investments in four portfolio companies on non-accrual status with an aggregate fair value of $9,744, which represented approximately 0.50% of total investments at fair value.
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
Equity Offering Costs
Equity offering costs include registration expenses related to any shelf registration statement filed by the Company. These expenses consist primarily of SEC registration fees, legal fees and accounting fees incurred related thereto. Upon the completion of an equity offering, the deferred expenses are charged to additional paid-in capital. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense. The Adviser paid the offering costs associated with the IPO on behalf of the Company. The Company is not obligated to reimburse any such offering costs paid by the Adviser.

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

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three months ended March 31, 2026 and 2025, the Company incurred no excise tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. CLO-I, CLO-II, and CLO-III are disregarded entities for U.S. federal income tax purposes and are consolidated with the tax return of the Company. NCDL Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
3. INVESTMENTS
As of March 31, 2026 and December 31, 2025, the Company's investments consisted of the following (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,794,193	$1,771,795	89.67%	$1,773,647	$1,756,620	89.51%
Subordinated Debt[1]	170,278	148,094	7.50%	179,656	161,374	8.22%
Equity Investments	57,962	55,973	2.83%	47,904	44,455	2.27%
Total	$2,022,433	$1,975,862	100.00%	$2,001,207	$1,962,449	100.00%
____________________
1As of March 31, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $60,843, mezzanine debt of $84,627 and structured debt of $2,624; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $67,184, mezzanine debt of $98,459 and structured debt of $4,635.
As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of March 31, 2026 and December 31, 2025 was as follows:

Industry	March 31, 2026	December 31, 2025
Aerospace & Defense	1.71%	1.71%
Automotive	2.52%	3.28%
Banking, Finance, Insurance & Real Estate	3.96%	4.01%
Beverage, Food & Tobacco	7.93%	7.62%
Capital Equipment	5.89%	5.75%
Chemicals, Plastics & Rubber	1.07%	1.10%
Construction & Building	6.95%	6.90%
Consumer Goods: Durable	1.24%	1.25%
Consumer Goods: Non-durable	1.58%	1.61%
Containers, Packaging & Glass	3.97%	4.02%
Energy: Electricity	1.55%	1.56%
Environmental Industries	4.68%	4.52%
Healthcare & Pharmaceuticals	18.11%	18.19%
High Tech Industries	4.13%	4.03%
Hotel, Gaming & Leisure	0.17%	0.17%
Media: Advertising, Printing & Publishing	0.92%	0.93%
Media: Diversified & Production	0.83%	0.83%
Services: Business	17.33%	17.24%
Services: Consumer	4.64%	4.33%
Sovereign & Public Finance	0.69%	0.69%
Telecommunications	3.51%	3.55%
Transportation: Cargo	2.98%	3.05%
Transportation: Consumer	0.51%	0.53%
Utilities: Electric	1.42%	1.41%
Utilities: Water	0.54%	0.54%
Wholesale	1.17%	1.18%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,938,594	$1,892,285	95.77%	218.99%
Canada	43,130	43,102	2.18%	4.99%
Germany	27,747	27,989	1.42%	3.24%
United Kingdom	12,962	12,486	0.63%	1.44%
Total	$2,022,433	$1,975,862	100.00%	228.66%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,917,138	$1,878,290	95.71%	214.62%
Canada	43,215	43,408	2.21%	4.96%
Germany	27,806	28,064	1.43%	3.21%
United Kingdom	13,048	12,687	0.65%	1.45%
Total	$2,001,207	$1,962,449	100.00%	224.24%
As of March 31, 2026 and December 31, 2025, on a fair value basis, 93.97% and 94.07%, respectively, of the Company’s debt investments earn interest at a floating rate, and 6.03% and 5.93%, respectively, of the Company’s debt investments earn interest at a fixed rate.
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
As of March 31, 2026 and March 31, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest and debt financing expenses on the consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company recognized $6 and $36 of unrealized gains related to the interest rate swap and the hedged item, respectively, which are included in interest and debt financing expenses on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the interest rate swap was $7,500 and $14,965, respectively, and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted, which is recorded separately. As of March 31, 2026 and December 31, 2025, there was $7,000 and $14,750 of collateral received to cover collateral obligations under the terms of the ISDA Master Agreement, respectively, which is included in collateral due to broker on the consolidated statements of assets and liabilities.
The table below presents the carrying value of the unsecured borrowings as of March 31, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$307,375	$7,375	$309,915	$9,915

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy:

As of March 31, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$5,281	$1,766,514	$—	$1,771,795
Subordinated Debt (1)	—	6,184	141,910	—	148,094
Equity Investments	—	—	41,372	14,601	55,973
Cash Equivalents	35,131	—	—	—	35,131
Total investments and cash equivalents	$35,131	$11,465	$1,949,796	$14,601	$2,010,993
Derivative asset	—	7,500	—	—	7,500
Total	$35,131	$18,965	$1,949,796	$14,601	$2,018,493
______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $60,843, mezzanine debt of $84,627 and $2,624 of structured debt.
(2) Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

As of December 31, 2025	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$8,115	$1,748,505	$—	$1,756,620
Subordinated Debt (1)	—	6,176	155,198	—	161,374
Equity Investments	—	—	32,179	12,276	44,455
Cash Equivalents	53,927	—	—	—	53,927
Total investments and cash equivalents	$53,927	$14,291	$1,935,882	12,276	$2,016,376
Derivative asset	—	14,965	—	—	14,965
Total	$53,927	$29,256	$1,935,882	$12,276	$2,031,341
_______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and $2,479 of structured debt.
(2) Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended March 31, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2025	$1,748,505	$155,198	$32,179	$1,935,882
Purchase of investments and other adjustments to cost (1)	71,741	3,260	9,359	84,360
Proceeds from principal repayments and sales of investments (1)	(49,533)	(15,137)	(112)	(64,782)
Payment-in-kind interest	933	2,189	—	3,122
Amortization of premium/accretion of discount, net	944	97	—	1,041
Net realized gain (loss) on investments	(3,523)	201	34	(3,288)
Net change in unrealized appreciation (depreciation) on investments	(5,036)	(3,898)	(88)	(9,022)
Transfers out of Level 3 (2)	(2,490)	—	—	(2,490)
Transfers to Level 3 (2)	4,973	—	—	4,973
Balance as of March 31, 2026	$1,766,514	$141,910	$41,372	$1,949,796

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of March 31, 2026	$(9,196)	$(5,193)	$(89)	$(14,478)
_______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2026 and December 31, 2025 were as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Investment Type	Fair Value at March 31, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,639,891	Yield Method	Market Yield Discount Rates	7.60%	20.50%	9.51%
First-Lien Debt	52,177	Market Approach	EBITDA Multiple	4.50x	14.75x	8.65x
First-Lien Debt	3,515	Market Approach	Revenue Multiple	0.33x	0.33x	0.33x
Subordinated Debt	125,371	Yield Method	Market Yield Discount Rates	10.44%	20.42%	15.16%
Subordinated Debt	8,103	Market Approach	EBITDA Multiple	10.25x	10.25x	10.25x
Subordinated Debt	2,343	Black-Scholes	EBITDA Multiple	1.10x	10.51x	6.97x
Subordinated Debt	4,114	Yield Method	Market Yield Discount Rates	22.50%	22.50%	22.50%
		Market Approach	EBITDA Multiple	10.51x	10.51x	10.51x
Equity	1,521	Yield Method	Market Yield Discount Rates	8.77%	16.41%	15.38%
Equity	30,138	Market Approach	EBITDA Multiple	1.10x	19.00x	12.51x
Equity	$163	Black-Scholes	EBITDA Multiple	6.00x	12.50x	6.00x
Total	$1,867,336
First-Lien Debt in the amount of $70,931, Subordinated Debt in the amount of $1,979 and equity investments in the amount of $9,550 at March 31, 2026 have been excluded from the table above, because the investments are valued using a recent transaction.

Investment Type	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,679,774	Yield Method	Market Yield Discount Rates	7.45%	18.14%	9.24%
First-Lien Debt	28,547	Market Approach	EBITDA Multiple	6.00x	10.93x	7.93x
First-Lien Debt	6,483	Market Approach	Revenue Multiple	0.33x	1.50x	0.81x
Subordinated Debt	139,506	Yield Method	Market Yield Discount Rates	10.60%	22.50%	15.08%
Subordinated Debt	10,357	Market Approach	EBITDA Multiple	10.40x	10.40x	10.40x
Subordinated Debt	2,920	Black-Scholes	EBITDA Multiple	1.05x	10.00x	6.21x
Equity	1,487	Yield Method	Market Yield Discount Rates	8.63%	16.41%	15.28%
Equity	29,724	Market Approach	EBITDA Multiple	6.00x	19.00x	12.65x
Total	$1,898,798
First-Lien Debt in the amount of $33,701, Subordinated Debt in the amount of $2,415 and equity investments in the amount of $968 at December 31, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.
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

The significant unobservable input used under the yield method is a discount rate based on comparable market yields. Significant increases or decreases in discount rates in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
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

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Revolving Credit Facility	$92,000	$92,000	$66,000	$66,000
2025 Debt /CLO-I	320,925	320,518	321,083	321,211
2026 Debt/ CLO-II	213,000	212,912	213,286	214,003
2024 Debt/ CLO-III	213,500	213,569	213,750	214,322
2030 Notes	307,375	298,221	309,915	308,049
Total	$1,146,800	$1,137,220	$1,124,034	$1,123,585
______________
(1) Carrying value on the consolidated statements of assets and liabilities are net of deferred financing, issuance costs, and unamortized discount. Carrying value of the 2030 Notes reflects the cumulative hedging adjustments.
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
For the three months ended March 31, 2026 and 2025, base management fees were $4,940 and $3,914, respectively. As of March 31, 2026 and December 31, 2025, $4,940 and $5,048, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
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

For the three months ended March 31, 2026, income-based incentive fees were $1,535. For the three months ended March 31, 2025, income-based incentive fees of $2,253 were waived in full in accordance with the terms of the Advisory Agreement. As of March 31, 2026 and December 31, 2025, $1,535 and $2,809 were payable to the Adviser related to income-based incentive fees, respectively.

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
For the three months ended March 31, 2026 and 2025, the Company incurred $680 and $586, respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, fees of $1,717 and $1,124, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
As of March 31, 2026, the Board consists of five members, four of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three months ended March 31, 2026 and 2025, the Company incurred $162 and $156, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $142 and $156, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of March 31, 2026 and December 31, 2025, the Company owed the Adviser, Churchill and/or the Administrator on an aggregate basis $1,668 and $938, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of March 31, 2026 and December 31, 2025, asset coverage was 175.84% and 178.55%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement (the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. On March 14, 2024, a separate wholly owned subsidiary of the Company entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company made customary representations and warranties and were required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
On January 23, 2025, the Wells Fargo Financing Facility Agreement was terminated in full, including the security interest over the collateral granted to Wells Fargo and the lenders pursuant to the Wells Fargo Financing Facility Agreement. The Wells Fargo Financing Facility Agreement was terminated concurrent with the satisfaction of all obligations and liabilities of the Company to the lenders thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lenders.
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
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Three Months Ended March 31,
	2026	2025 (1)
Borrowing interest expense	$—	$396
Unused fees	—	55
Amortization of deferred financing costs	—	734
Total interest and debt financing expenses	$—	$1,185
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of March 31, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.

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
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$1,183	$2,057
Unused fees	232	212
Amortization of deferred financing costs	117	116
Total interest and debt financing expenses	$1,532	$2,385
CLO-I
On May 20, 2022 (the “CLO-I Original Closing Date”), the Company completed a $448,325 term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, an indirect, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199,000 of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owned all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes were eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the CLO-I Original Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “CLO-I Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions.
The 2022 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt includes customary covenants and events of default. The 2022 Debt was not registered under the Securities Act, or any state “blue sky” laws.
CLO-I Refinancing
On March 20, 2025 (the “CLO-I Refinancing Date”), the Company completed a $457,975 refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest and of which $79,325 were issued on the CLO-I Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

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
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the CLO-I were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$4,132	$5,043
Amortization of debt issuance costs	82	791
Total interest and debt financing expenses	$4,214	$5,834
CLO-II
On December 7, 2023 (the “CLO-II Original Closing Date”), the Company completed a $298,060 term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, an indirect, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consisted of $2,000 of AAA Class X 2023 Notes, which bore interest at the three-month Term SOFR plus 2.00%, $100,500 of AAA Class A-1 2023 Notes, which bore interest at the three-month Term SOFR plus 2.35%; $37,500 of AA Class B 2023 Notes, which bore interest at three-month Term SOFR plus 3.20% and approximately $83,060 of Subordinated 2023 Notes, which did not bear interest. The Company directly owned all of the Subordinated 2023 Notes and as such, these notes were eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the CLO-II Original Closing Date, pursuant to which various financial institutions and other persons which were parties to the CLO-II Loan Agreement as lenders (the “CLO-II Lenders”) committed to make $25,000 of AAA Class A-L-A 2023 Loans and $50,000 AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bore interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions.
The 2023 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2023 Debt was the secured obligation of CLO-II, and the indenture and the CLO-II Loan Agreement, as applicable, governing the 2023 Debt included customary covenants and events of default. The 2023 Debt was not registered under the Securities Act, or any state “blue sky” laws.
CLO-II Refinancing
On February 20, 2026 (the "CLO-II Refinancing Date"), the Company completed a $299,700 refinancing of the 2023 Debt Securitization (the “CLO-II Refinancing”).
The notes offered in the CLO-II Refinancing (the "2026 Notes") were issued by CLO-II. The 2026 Notes consist of $125,500 of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37,500 of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86,700 of Subordinated 2026 Notes, which do not bear interest and of which $83,060 were issued on the CLO-II Original Closing Date and remained outstanding on the Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes and, as such, these notes are eliminated in consolidation.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
In connection with the issuance of the 2026 Notes, on the CLO-II Refinancing Date, CLO-II entered into a note purchase agreement with SG Americas Securities, LLC ("SG Americas"), as initial purchaser, pursuant to which SG Americas agreed to act as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the CLO-II Refinancing, on the CLO-II Refinancing Date, CLO-II also entered into an amended and restated loan agreement (the "Class A-L-R CLO-II Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R CLO-II Lenders") committed to make $50,000 of AAA Class A-L-R 2026 Loans to CLO-II (the "Class A-L-R 2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The Class A-L-R 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-II Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company's investment strategy and the terms of the indenture, allowing the Company to maintain the initial leverage in the CLO-II Refinancing. The 2026 Notes are due on January 20, 2039. The 2026 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, January 20, 2039. The 2026 Notes may be optionally redeemed, and the 2026 Loans may be optionally prepaid, on or after January 20, 2028.

The 2026 Debt is the secured obligation of CLO-II, and the supplemental indenture and the Class A-L-R CLO-II Loan Agreement, as applicable, governing the 2026 Debt include customary covenants and events of default. The 2026 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

The Company serves as collateral manager to CLO-II under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the CLO-II were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,064	$3,675
Amortization of debt issuance costs	882	71
Total interest and debt financing expenses	$3,946	$3,746

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

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the CLO-III were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,112	$3,473
Amortization of debt issuance costs	99	99
Total interest and debt financing expenses	$3,211	$3,572

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Unsecured Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

For the three months ended March 31, 2026 and 2025, the component of interest expense related to the 2030 Notes were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$4,636	$3,791
Accretion of original issue discount	28	21
Amortization of deferred issuance costs	188	145
Net fair value adjustment for hedging transaction	(6)	(36)
Total interest and debt financing expenses	$4,846	$3,921

In connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$320,925	$213,000	$213,500	$325,000	$1,372,425
Amount Outstanding (1)	300,000	320,925	213,000	213,500	92,000	1,139,425
Unused Portion (2)	—	—	—	—	233,000	233,000
Amount Available (3)	—	—	—	—	233,000	233,000
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance costs, unamortized discount, and hedging adjustment, as applicable.
(2)The unused portion on the Revolving Credit Facility is the amount upon which commitment fees are based.
(3)Available for borrowing on the Revolving Credit Facility based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	December 31, 2025
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$321,083	$213,286	$213,750	$325,000	$1,373,119
Amount Outstanding (1)	300,000	321,083	213,286	213,750	66,000	1,114,119
Unused Portion (2)	—	—	—	—	259,000	259,000
Amount Available (3)	—	—	—	—	259,000	259,000
______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance costs. unamortized discount, and hedging adjustment, as applicable.
(2)The unused portion on the credit facilities is the amount upon which commitment fees are based.
(3)Available for borrowing on the credit facilities based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$16,127	$18,435
Unused fees	232	267
Accretion of original issue discount	28	21
Amortization of deferred financing or issuance costs	1,368	1,956
Net fair value adjustment for hedging transaction	(6)	(36)
Total interest and debt financing expenses	$17,749	$20,643
Average interest rate (1)	5.89%	6.57%
Average daily borrowings	$1,127,216	$1,156,126
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of March 31, 2026 and December 31, 2025:

	Payments Due by Period
As of March 31, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$92,000	$—	$—	$92,000	$—
CLO-I	320,925	—	—	—	320,925
CLO-II	213,000	—	—	—	213,000
CLO-III	213,500	—	—	—	213,500
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,139,425	$—	$—	$392,000	$747,425

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	$—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. While future events could occur that might lead to the enforcement of these provisions against the Company, the Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2026 and December 31, 2025 for any such exposure.
As of March 31, 2026 and December 31, 2025, the Company had the following unfunded investment commitments:

Portfolio Company	March 31, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$2,716	$3,093
A&R Logistics Holdings, Inc. (Quantix SCS, LLC) - Revolving Loan	256	—
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,438	1,822
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
All4 Buyer, LLC - Delayed Draw Loan	1,502	1,812
Alta Buyer, LLC - Revolving Loan	2,209	—
AmerCareRoyal, LLC - Delayed Draw Loan	165	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Revolving Loan	30	41
Aprio Advisory Group, LLC - Delayed Draw Loan	92	92
Aprio Advisory Group, LLC - Revolving Loan	6	8
ARC Health OPCO, LLC - Delayed Draw Loan	1,222	1,222
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	305	305
Arctiq, Inc. - Delayed Draw Loan	1,315	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379
Astra Service Partners, LLC - Delayed Draw Loan	20	25
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	2,510
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	1,153
Bradford Soap International, Inc. - Delayed Draw Loan	1,000	1,000
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	5,374
Canopy Service Partners, LLC - Delayed Draw Loan	1,279	—
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	500	500
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	851	1,617
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	521	521
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	1,246
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,608
Columbia Home Services LLC - Delayed Draw Loan	22	22
CPL Consultants, LLC - Delayed Draw Loan	4,263	—

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	2,615	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,925
Davidson Hotel Company LLC - Delayed Draw Loan	957	1,010
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,518	15,518
Emburse, Inc. - Delayed Draw Loan	13	13
Emburse, Inc. - Revolving Loan	14	14
Env Automation Acquisition, LLC - Delayed Draw Loan	28	33
Environ Energy, LLC - Delayed Draw Loan	1,244	1,481
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Consolidator LLC - Delayed Draw Loan	1,897	1,897
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
FoodScience, LLC - Delayed Draw Loan	4,228	4,228
Force Electrical Buyerco, LLC - Delayed Draw Loan	58	62
Gannett Fleming, Inc. - Revolving Loan	1,279	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	1,481	1,481
GreyLion TGNL Holdings	153	153
Heartland Paving Partners, LLC - Delayed Draw Loan	621	621
HLSG Intermediate, LLC - Delayed Draw Loan	25	—
HMN Acquirer Corp. - Delayed Draw Loan	2,426	2,426
Impact Advisors, LLC - Delayed Draw Loan	7,100	7,143
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	21	21
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,866
Kenco PPC Buyer LLC - Delayed Draw Loan	4,111	4,111
Knight AcquireCo, LLC - Delayed Draw Loan	1,250	1,250
KRIV Acquisition Inc. - Delayed Draw Loan	4,884	—
KRIV Acquisition Inc. - Revolving Loan	256	—
Lavie Group, Inc. - Delayed Draw Loan	276	276
Legacy Service Partners, LLC - Delayed Draw Loan	109	147
LH Equity Investors, L.P.	56	56
Low Voltage Holdings Inc. - Delayed Draw Loan	416	517
Low Voltage Holdings Inc. - Revolving Loan	352	352
M&S Holdings Buyer, Inc. - Delayed Draw Loan	769	769
MEI Buyer LLC - Delayed Draw Loan	1,574	1,574
Mobile Communications America, Inc. - Delayed Draw Loan	1,444	1,444
National Renovations LLC - Delayed Draw Loan	—	643
Naturpak PPC Buyer LLC - Delayed Draw Loan	1,111	1,111
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	72
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	782	1,068
Online Labels Group, LLC - Delayed Draw Loan	605	605
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	7,614	11,933
Ovation Holdings, Inc - Delayed Draw Loan	—	421
Perennial Services Group, LLC - Delayed Draw Loan	2,938	5,288
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	1,636
PN Buyer, Inc. - Delayed Draw Loan	1,111	1,111
RailPros Parent, LLC - Delayed Draw Loan	15	21
RailPros Parent, LLC - Revolving Loan	11	11

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	129	692
Razor Light, Inc. - Delayed Draw Loan	1,435	—
Razor Light, Inc. - Revolving Loan	1,103	—
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	1,085	1,496
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	1,780
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	542	542
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC (Repipe Specialists)	17	17
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	228	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	57	57
RMS Energy Borrower LLC - Delayed Draw Loan	720	1,231
Rose Paving, LLC - Delayed Draw Loan	—	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	2,168	2,710
Safety Infrastructure Services Intermediate LLC - Delayed Draw Loan	1,667	2,914
SCIC Buyer, Inc. - Delayed Draw Loan	2,628	2,628
SEKO Global Logistics Network, LLC - Delayed Draw Loan	73	73
SI Solutions, LLC - Delayed Draw Loan	4,481	4,481
SkyMark Refuelers, LLC - Delayed Draw Loan	1,662	1,662
Smart Wave Technologies, Inc. - Delayed Draw Loan	653	—
Smith & Howard Advisory LLC - Delayed Draw Loan	—	112
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	17	—
Swoop Intermediate III, Inc. - Delayed Draw Loan	4,928	4,928
Swoop Intermediate III, Inc. - Revolving Loan	1,776	1,776
Syndigo LLC - Revolving Loan	450	592
Tau Buyer, LLC - Delayed Draw Loan	1,165	1,165
Tau Buyer, LLC - Revolving Loan	1,170	1,445
TBRS, Inc. - Delayed Draw Loan	1,074	1,074
TBRS, Inc. - Revolving Loan	1,406	1,406
Thompson Safety LLC - Delayed Draw Loan	77	81
Thompson Safety LLC - Revolving Loan	8	9
USA Industries Holdings LLC - Delayed Draw Loan	36	36
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	571	996
Vensure Employer Services, Inc. - Delayed Draw Loan	—	52
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	—	1,059
Vessco Midco Holdings, LLC - Delayed Draw Loan	350	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Watermill Express, LLC - Delayed Draw Loan	1,880	1,880
WCI-Momentum Bidco, LLC - Delayed Draw Loan	17	17
Yard-Nique, Inc. - Delayed Draw Loan	161	—
Total unfunded commitments (1)	$154,869	$161,028
_______________
(1)Represents the full amount of the Company's commitments to fund investments as of such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of March 31, 2026, the Company had adequate financial resources to satisfy its unfunded investment commitments.

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
As of March 31, 2026, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Shares(1)
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Shares(1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1)    In accordance with the Company's Amended DRIP, shares were purchased in the open market.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
Prior Share Repurchase Plan
On March 5, 2024, the Company entered into a share repurchase plan (the “Prior Company 10b5-1 Plan”), which permitted the Company to purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its then-current NAV per share over a specified period. Any purchase of the shares pursuant to the Prior Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The Prior Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Prior Company 10b5-1 Plan for an additional 12-month period and amended certain terms of the Prior Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Prior Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Prior Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan equaled $99,275 and (iii) the occurrence of certain other events described in the Prior Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan reached $99,275, and the Prior Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

The following table reflects the shares repurchased pursuant to the Prior Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Prior Company10b5-1 Plan terminated (dollar amounts in thousands, except share and per share data):

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
Existing Share Repurchase Plan

On March 17, 2026, the Company entered into a new share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which the Company may purchase up to $50,000 in the aggregate of its outstanding shares of common stock in the open market at prices below its then-current NAV per share over a specified period. Any purchases of shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the shares declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of the Company's

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
common stock and trading volumes, and no assurance can be given that any particular amount of shares of the common stock will be repurchased.

The Company 10b5-1 Plan became effective on March 24, 2026 and will terminate upon the earliest to occur of (i) the expiry of the 12-month period commencing on March 24, 2026 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $50,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

As of March 31, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (dollar amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$8,687	$15,021
Weighted average common shares outstanding - basic and diluted	49,387,065	52,211,340
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.18	$0.29

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, beginning of period	$17.72	$18.18
Net investment income (1)	0.41	0.53
Net realized gain (loss) (1)	(0.07)	0.02
Net change in unrealized gain (loss) (1)	(0.16)	(0.26)
Net increase (decrease) in net assets resulting from operations (1)	0.18	0.29
Shareholder distributions (2)	(0.40)	(0.55)
Other (3)	—	0.04
Net asset value, end of period	$17.50	$17.96

Net assets, end of period	$864,112	$920,020
Shares outstanding, end of period	49,387,065	51,217,252
Per share market value, end of period	$12.72	$16.98
Total return based on market value (4)	(2.03)%	4.71%
Total return based on net asset value (5)	1.45%	2.24%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	11.95%	12.18%
Ratio of net expenses to average net assets after waived fees (6)	11.95%	11.21%
Ratio of net investment income to average net assets (6)	9.63%	11.78%
Portfolio turnover rate (7)	3.30%	7.13%
Asset coverage ratio (8)	175.84%	176.52%
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
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and is not annualized.
(5)Total return based on net asset value ("NAV") is calculated as the change in NAV per share during the respective period, plus distributions per share, if any, reinvested in accordance with the Company’s dividend reinvestment plan effective during each relevant period divided by the beginning NAV per share and is not annualized.
(6)The ratio of interest and debt financing expenses to average net assets for the three months ended March 31, 2026 and 2025 was 8.00% and 8.86% respectively. Average net assets is calculated utilizing quarterly net assets. Ratios are annualized except for the non-recurring debt issuance costs incurred in connection with CLO II Refinancing. Incentive fees waived is accounted for through March 31, 2025, the expiration date of the waiver and is not annualized.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except share and per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.
Dividend Declaration

On April 29, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around July 28, 2026 to shareholders of record as of June 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of our financial condition and results of operations relates to Nuveen Churchill Direct Lending Corp., including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"). The information in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events, or the future performance or financial condition of and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), Churchill NCDLC CLO-III, LLC (“CLO-III”), and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their formation. CLO-I, CLO-II and CLO-III have completed term debt securitizations. NCDL Equity Holdings was formed to hold certain equity-related securities.
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

Key Components of Our Results of Operations
Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition and refinancing activity in the middle market, prevailing interest rates and capital market conditions, the general economic environment, and the competitive environment for the types of investments we make.
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
Revenues
We generate revenue primarily in the form of interest income on debt investments, which generally bear interest at a floating rate based on a benchmark such as the Secured Overnight Financing Rate ("SOFR"). Certain investments may also include payment-in-kind ("PIK") provisions whereby interest accrues and is added to loan principal. We may also generate income from dividends on equity investments, capital gains on the sale of securities, and fees associated with our investment activities, including prepayment, amendment, and origination fees, as well as fees for managerial assistance rendered to portfolio companies. The frequency and volume of investment repayments and sales fluctuate significantly from period to period.
Expenses
The Advisers and their respective affiliates are responsible for bearing the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to us (such as items in the third and fourth bullets listed below).
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three months ended March 31, 2026 and 2025 is presented below (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net funded investment activity
New gross commitments at par [1]	$82,876	$166,239
Net investments funded	85,359	153,019
Investments sold or repaid	(65,015)	(148,350)
Net funded investment activity	$20,344	$4,669

Gross commitments at par [1]
First-lien debt	$70,168	$151,995
Subordinated debt	2,144	13,230
Equity investments	10,564	1,014
Total gross commitments	$82,876	$166,239

Portfolio company activity
Portfolio companies, beginning of period	227	210
Number of new portfolio companies	13	12
Number of exited portfolio companies	(4)	(12)
Portfolio companies, end of period	236	210
Count of investments	554	490
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	8.47%	9.38%
Weighted average annual interest rate on new floating rate debt investments at par	8.40%	9.10%
Weighted average spread on new floating rate debt investments at par	4.71%	4.81%
Weighted average annual coupon on new fixed rate debt investments at par	10.33%	12.57%
Weighted average annual interest rate on exited or repaid investments at par	9.23%	9.11%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of March 31, 2026, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $75.6 million.1
•Weighted average of 2.27x interest coverage ratio for our first-lien loans2
•Weighted average of 5.09x net leverage.3
•Approximately 86.86% of our debt investments have financial covenants.4
________________________________________
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 75.68% of our total investments, and 84.40% of our total first lien loan investments, in each case based upon fair value.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned an internal risk rating of 8 or higher and any portfolio companies with net leverage of 15x or greater.
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,794,193	$1,771,795	89.67%	$1,773,647	$1,756,620	89.51%
Subordinated Debt [1]	170,278	148,094	7.50%	179,656	161,374	8.22%
Equity Investments	57,962	55,973	2.83%	47,904	44,455	2.27%
Total	$2,022,433	$1,975,862	100.00%	$2,001,207	$1,962,449	100.00%
Largest portfolio company investment	$30,869	$31,027	1.57%	$30,926	$30,870	1.57%
Average portfolio company investment	$8,570	$8,372	0.42%	$8,816	$8,645	0.44%
_____________________
1As of March 31, 2026, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $60,843, mezzanine debt of $84,627 and structured debt of $2,624 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $67,184, mezzanine debt of $98,459 and structured debt of $4,635 at cost.
As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583 at cost.

The industry composition of our portfolio as a percentage of fair value as of March 31, 2026 and December 31, 2025 was as follows:

Industry	March 31, 2026	December 31, 2025
Aerospace & Defense	1.71%	1.71%
Automotive	2.52%	3.28%
Banking, Finance, Insurance & Real Estate	3.96%	4.01%
Beverage, Food & Tobacco	7.93%	7.62%
Capital Equipment	5.89%	5.75%
Chemicals, Plastics & Rubber	1.07%	1.10%
Construction & Building	6.95%	6.90%
Consumer Goods: Durable	1.24%	1.25%
Consumer Goods: Non-durable	1.58%	1.61%
Containers, Packaging & Glass	3.97%	4.02%
Energy: Electricity	1.55%	1.56%
Environmental Industries	4.68%	4.52%
Healthcare & Pharmaceuticals	18.11%	18.19%
High Tech Industries	4.13%	4.03%
Hotel, Gaming & Leisure	0.17%	0.17%
Media: Advertising, Printing & Publishing	0.92%	0.93%
Media: Diversified & Production	0.83%	0.83%
Services: Business	17.33%	17.24%
Services: Consumer	4.64%	4.33%
Sovereign & Public Finance	0.69%	0.69%
Telecommunications	3.51%	3.55%
Transportation: Cargo	2.98%	3.05%
Transportation: Consumer	0.51%	0.53%
Utilities: Electric	1.42%	1.41%
Utilities: Water	0.54%	0.54%
Wholesale	1.17%	1.18%
Total	100.00%	100.00%
As of March 31, 2026, our estimated exposure to the software sector represented 2.38% of the total portfolio, at fair value. The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification, but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.

The weighted average yields of our investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost [1]	9.31%	9.48%
Weighted average yield on debt and income producing investments, at fair value [2]	9.45%	9.58%
Percentage of debt investments bearing a floating rate	93.97%	94.07%
Percentage of debt investments bearing a fixed rate	6.03%	5.93%
___________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of March 31, 2026 was 9.18%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025, was 9.36%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of March 31, 2026 was 9.40%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025, was 9.54%.

As of March 31, 2026, 100.00% and 100.00% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.48% to 9.31% from December 31, 2025 to March 31, 2026. The decrease in weighted average yields was primarily due to overall tightening of spreads in newly originated investments and lower base interest rates.

Private equity mergers and acquisitions activity entered the first quarter of 2026 with early momentum before experiencing a meaningful slowdown, as market volatility stemming from global trade policy uncertainty, rising geopolitical tensions, and concerns surrounding the impact of artificial intelligence on certain industries disrupted deal flow during the period. M&A pipelines had been reopening heading into the quarter as buyer-seller valuation gaps narrowed and extended hold periods created incentives for sponsors to transact as their investment periods matured. While private equity-backed transaction volumes showed improvement earlier in the quarter, deal activity moderated in March as renewed macro risks weighed on market sentiment. Nevertheless, substantial dry powder remains available, and a stabilization of market conditions could support a resumption of deal activity. Repayment activity decreased slightly during the first quarter of 2026 compared to prior periods, as market volatility and a risk-off environment among lenders modestly constrained new transaction activity and refinancing volumes. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macro-economic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital market volatility and upward pressure on inflation, further complicating the macro-economic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. The rapid evolution and adoption of artificial intelligence technologies may also create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could impact our future results.

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
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/

or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
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
The following table shows the investment ratings of the investments in our portfolio (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	100,366	5.08%	7	95,983	4.89%	5
4	1,506,149	76.23%	178	1,510,150	76.95%	173
5	203,959	10.32%	24	198,368	10.11%	24
6	118,779	6.01%	16	119,513	6.09%	17
7	26,637	1.35%	5	27,735	1.41%	5
8	14,940	0.76%	5	8,020	0.41%	2
9	—	—%	—	2,680	0.14%	1
10	5,032	0.25%	1	—	—%	—
Total	$1,975,862	100.00%	236	$1,962,449	100.00%	227
As of March 31, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.3 and 4.2, respectively. As of March 31, 2026, there were investments in five portfolio companies on non-accrual with an aggregate cost of $25.9 million, which represented approximately 1.28% of total investments at cost. As of December 31, 2025, there were investments in four portfolio company on non-accrual with an aggregate cost of $24.4 million, which represented approximately 1.22% of total investments at cost.

Results of Operations
Operating results for the three months ended March 31, 2026 and 2025 were as follows (dollars amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest income	$42,862	$50,846
Payment-in-kind interest income	3,122	2,365
Other income	274	375
Total investment income	46,258	53,586

Expenses:
Interest and debt financing expenses	17,749	20,643
Management fees	4,940	3,914
Incentive fees on net investment income	1,535	2,253
Professional fees	763	493
Directors' fees	162	156
Administration fees	680	586
Other general and administrative expenses	385	342
Total expenses before incentive fees waived	26,214	28,387
Incentive fees waived	—	(2,253)
Net expenses after incentive fees waived	26,214	26,134
Net investment income	20,044	27,452

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,289)	1,103
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(7,813)	(13,573)
Income tax (provision) benefit	(255)	39
Total net change in unrealized appreciation (depreciation)	(8,068)	(13,534)
Total net realized and unrealized gain (loss) on investments	(11,357)	(12,431)

Net increase (decrease) in net assets resulting from operations	$8,687	$15,021
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments and repayment activity, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio, changes in base interest rates and credit spreads, and broader macroeconomic conditions and market volatility.
Investment income
Investment income decreased to $46.3 million for the three months ended March 31, 2026 from $53.6 million for the three months ended March 31, 2025. As of March 31, 2026, the size of our portfolio decreased to $2.0 billion from $2.1 billion as of March 31, 2025, at cost. As of March 31, 2026, the weighted average yield of our debt and income producing investments decreased to 9.31% from 10.10% as of March 31, 2025, at cost, primarily due to overall tightening of spreads in newly originated investments during 2025, the refinancing or repricing of existing portfolio companies to marginally lower spreads, and the decline in base interest rates compared to the prior period. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.

Expenses
Total expenses before waived incentive fees decreased to $26.2 million for the three months ended March 31, 2026, from $28.4 million for the three months ended March 31, 2025.
Interest and debt financing expenses decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a lower average interest rate and lower average daily borrowings, partially offset by one-time costs associated with debt facility refinancings completed during the first quarter of 2026, as further described below in Borrowings. Average daily borrowings decreased during the three months ended March 31, 2026 primarily due to a decrease in borrowings on the Revolving Credit Facility (defined below). For the three months ended March 31, 2026, we recorded $0.8 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs in connection with the CLO-II Refinancing. The average daily borrowings for the three months ended March 31, 2026 were $1.1 billion compared to $1.2 billion for the three months ended March 31, 2025. The average annual interest rate for the three months ended March 31, 2026 was 5.89%, compared to 6.57% for the three months ended March 31, 2025.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00% and the Adviser's waiver of incentive fees on income and on capital gains expired. The increase in management fees for the three months ended March 31, 2026 from the comparable period in 2025 was primarily attributable to the increase in the management fee base rate. For the three months ended March 31, 2026, income-based incentive fees totaled $1.5 million, with no amounts waived. For the three months ended March 31, 2025, income-based incentive fees of $2.3 million were waived in full in accordance with the terms of the Advisory Agreement. No capital gains incentive fees were incurred during the three months ended March 31, 2026 or 2025.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three months ended March 31, 2026 were $1.8 million compared to $1.4 million for the three months ended March 31, 2025.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended March 31, 2026, we recognized a net realized loss on investments of $(3.3) million, compared to a net realized gain of $1.1 million for the three months ended March 31, 2025. The net realized loss for the three months ended March 31, 2026 was primarily driven by the restructuring of two underperforming debt positions, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
We recorded a net change in unrealized loss of $(7.8) million for the three months ended March 31, 2026, compared to a net change in unrealized loss of $(13.6) million for the three months ended March 31, 2025. The total net change in unrealized losses for the three months ended March 31, 2026 primarily resulted from benchmark spread widening and decreases in the fair value of certain underperforming portfolio companies, partially offset by the reversal of unrealized losses on debt positions that were restructured during the period.

Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our Revolving Credit Facility (as defined below) and CLO debt issuances (discussed further below). Due to an uncertain economic outlook, elevated capital market volatility, and evolving macroeconomic conditions, we regularly evaluate our overall liquidity position and take proactive steps to maintain and strengthen that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (as defined below).
To facilitate public offerings of equity securities and debt securities, on December 20, 2024, we filed a shelf registration statement with the SEC that is effective for a three-year term, expiring on December 20, 2027. The shelf registration statement permits us to offer, from time to time, up to $1.0 billion of our common stock, preferred stock, subscription rights to purchase shares of our common stock, debt securities or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of any offering.
As of March 31, 2026 and December 31, 2025, our debt consisted of a revolving credit facility, debt securitizations, and unsecured notes. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 175.84% and 178.55%, respectively.
Cash and cash equivalents as of March 31, 2026, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had $233.0 million available under our Revolving Credit Facility.We believe maintaining adequate liquidity is particularly important in the current market environment, as it positions us to take advantage of investment opportunities that may arise as market conditions evolve and stabilize.
Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions, elevated market volatility, or other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. In particular, current market conditions, including reduced bank market participation and elevated credit market volatility, may affect the availability and terms of future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
For the three months ended March 31, 2026, our cash and cash equivalents balance decreased by $12.1 million. During that period, $13.7 million was used in operating activities, primarily relating to purchases of investments of $85.4 million, partially offset by $65.0 million of proceeds from principal repayments and sales of investments. During the same period, $1.7 million was provided by financing activities, consisting of proceeds from debt of $272.5 million, partially offset by repayments of debt of $247.2 million, shareholder distributions of $22.2 million and payments of deferred financing costs of $1.4 million.
For the three months ended March 31, 2025, our cash and cash equivalents balance increased by $5.9 million. During that period, $8.8 million was used in operating activities, primarily relating to purchases of investments of $153.0 million, partially offset by $148.4 million in repayments and sales of investments. During the same period, $14.7 million was provided by financing activities, consisting of proceeds from debt of $796.8 million, partially offset by repayments of debt of $710.0 million, repurchases of common shares of $37.1 million, shareholder distributions of $29.5 million, and payments of deferred financing costs of $5.6 million.
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
As of March 31, 2026, we had not sold any shares of common stock through the ATM Program.

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

See Note 9 to the consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information on our distributions and dividend reinvestment plan.

The following table summarizes the Company's distributions recorded for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

The distribution declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Shares (1)
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Shares (1)
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1) In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

Prior Share Repurchase Plan
On March 5, 2024, we entered into a share repurchase plan (the “Prior Company 10b5-1 Plan”), which permitted us to purchase up to $99.3 million in the aggregate of its outstanding shares of common stock in the open market at prices below its then-current net asset value (“NAV”) per share over a specified period. Any purchase of the shares pursuant to the Prior Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Prior Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Prior Company 10b5-1 Plan for an additional 12-month period and amended certain terms of the Prior Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Prior Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Prior Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan equaled $99.3 million and (iii) the occurrence of certain other events described in the Prior Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan reached $99.3 million and the Prior Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

The following table reflects the shares repurchased pursuant to the Prior Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Prior Company 10b5-1 Plan terminated (dollar amounts in thousands, except share and per share data):

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
Existing Share Repurchase Plan
On March 17, 2026, we entered into a new share repurchase plan (the “Company 10b5-1 Plan”), pursuant to which we may purchase up to $50.0 million in the aggregate of our outstanding shares of common stock in the open market at prices below the then-current NAV per share over a specified period. Any purchases of shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on our behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our shares declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of our common stock and trading volumes, and no assurance can be given that any particular amount of shares of our common stock will be repurchased.

The Company 10b5-1 Plan became effective on March 24, 2026 and will terminate upon the earliest to occur of (i) the expiry of the 12-month period commencing on March 24, 2026 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $50.0 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

As of March 31, 2026, we did not repurchase any shares under the Company 10b5-1 Plan.

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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things: (i) extended the Commitment Termination Date and the Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250 million to $325 million and (iv) reduced (a) the applicable margin with respect to SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. We may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of March 31, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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

CLO-I
On May 20, 2022 (the “CLO-I Original Closing Date”), the Company completed a $448.3 million term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
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
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the CLO-I Original Closing Date, pursuant to which various financial institutions and other persons which are, or may become, parties to the CLO-I Loan Agreement as lenders (the “CLO-I Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions. Any CLO-I Lender could have elected to convert all of the Class A-L 2022 Loans held by such CLO-I Lenders into Class A-1 2022 Notes upon written notice to CLO-I in accordance with the CLO-I Loan Agreement.
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
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I. The 2025 Notes consist of $1.9 million of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233.25 million of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56.25 million of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136.58 million of Subordinated 2025 Notes, which do not bear interest and of which $79.325 million were issued on the CLO-I Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

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
CLO-II
On December 7, 2023 (the “CLO-II Original Closing Date”), the Company completed a $298.1 million term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, an indirect, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consisted of $2.0 million of AAA Class X 2023 Notes, which bore interest at the three-month Term SOFR plus 2.00%, $100.5 million of AAA Class A-1 2023 Notes, which bore interest at the three-month Term SOFR plus 2.35%; $37.5 million of AA Class B 2023 Notes, which bore interest at three-month Term SOFR plus 3.20% and approximately $83.1 million of Subordinated 2023 Notes, which did not bear interest. The Company directly owned all of the Subordinated 2023 Notes and as such, these notes were eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the CLO-II Original Closing Date, pursuant to which various financial institutions and other persons which were parties to the CLO-II Loan Agreement as lenders (the “CLO-II Lenders”) committed to make $25.0 million of AAA Class A-L-A 2023 Loans and $50.0 million AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bore interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions.
The 2023 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2023 Debt was the secured obligation of CLO-II, and the indenture and the CLO-II Loan Agreement, as applicable, governing the 2023 Debt included customary covenants and events of default. The 2023 Debt was not registered under the Securities Act, or any state “blue sky” laws.

CLO-II Refinancing
On February 20, 2026 (the " CLO-II Refinancing Date"), the Company completed a $299.7 million refinancing of the 2023 Debt Securitization (the “CLO-II Refinancing”).
The notes offered in the CLO-II Refinancing (the "2026 Notes") were issued by CLO-II. The 2026 Notes consist of $125.5 million of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37.5 million of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86.7 million of Subordinated 2026 Notes, which do not bear interest and of which $83.1 million were issued on the CLO-II Original Closing Date and remained outstanding on the Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes and, as such, these notes are eliminated in consolidation.

In connection with the issuance of the 2026 Notes, on the CLO-II Refinancing Date, CLO-II entered into a note purchase agreement with SG Americas Securities, LLC ("SG Americas"), as initial purchaser, pursuant to which SG Americas agreed to act as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the CLO-II Refinancing, on the CLO-II Refinancing Date, CLO-II also entered into an amended and restated loan agreement (the "Class A-L-R CLO-II Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R CLO-II Lenders") committed to make $50 million of AAA Class A-L-R 2026 Loans to CLO-II (the "Class A-L-R 2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The Class A-L-R 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-II Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company's investment strategy and the terms of the indenture, allowing the Company to maintain the initial leverage in the CLO-II Refinancing. The 2026 Notes are due on January 20, 2039. The 2026 Loans are scheduled to mature on, and, unless earlier repaid, the entire unpaid principal balance thereof is due and payable on, January 20, 2039. The 2026 Notes may be optionally redeemed, and the 2026 Loans may be optionally prepaid, on or after January 20, 2028.

The 2026 Debt is the secured obligation of CLO-II, and the supplemental indenture and the Class A-L-R CLO-II Loan Agreement, as applicable, governing the 2026 Debt include customary covenants and events of default. The 2026 Debt has not been, and will not be, registered under the Securities Act or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

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

Unsecured Notes
On January 22, 2025, we issued $300 million in aggregate principal amount of the Company’s 6.650% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.650% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2025. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement. See “Derivatives” below.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of March 31, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$92,000	$—	$—	$92,000	$—
CLO-I	320,925	—	—	—	320,925
CLO-II	213,000	—	—	—	213,000
CLO-III	213,500	—	—	—	213,500
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,139,425	$—	$—	$392,000	$747,425

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

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
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2026 and December 31, 2025. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 8 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, are described below. The valuation of investments is our most significant critical estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
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
Our accounting policy on net realized gains (losses) and investment income recognition is critical because it involves the primary source of our revenue and accordingly is significant to the financial results as disclosed in our consolidated financial statements.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of March 31, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
Dividend Declaration
On April 29, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around July 28, 2026 to shareholders of record as of June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range, representing cumulative cuts of 75 basis points during 2025. The Federal Reserve maintained this range at its January 28, 2026 and March 18, 2026 meetings, citing a data-dependent approach as policymakers continued to balance their dual mandate of full employment and progress toward the Federal Reserve's long-run inflation target. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of March 31, 2026, on a fair value basis, approximately 6.03% of our debt investments bear interest at a fixed rate and approximately 93.97% of our debt investments bear interest at a floating rate. As of March 31, 2026, 100.00% of our floating rate debt and income producing investments are subject to interest rate floors. Our revolving credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2026. Interest expense is calculated based on the terms of our debt obligations using the outstanding balances as of March 31, 2026. Interest expense on our debt obligations is calculated using the interest rates as of March 31, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026.

Actual results could differ significantly from those estimated in the table (dollar amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income (2)
-300 Basis Points	$(12,377)	$(8,429)	$(3,948)
-200 Basis Points	$(9,046)	$(5,619)	$(3,427)
-100 Basis Points	$(4,526)	$(2,810)	$(1,716)
+100 Basis Points	$4,527	$2,810	$1,717
+200 Basis Points	$9,055	$5,619	$3,436
+300 Basis Points	$13,582	$8,429	$5,153
_____________
(1)    Includes the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(2)    Excludes the impact of income based incentive fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, there can be no assurance that actual results would not differ materially from the analysis above.

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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We, our consolidated subsidiaries, and the Advisers are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser and Sub-Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 other than those noted below. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2026, which is accessible on the SEC’s website at sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On March 17, 2026, the Company entered into the Company 10b5-1 Plan, pursuant to which the Company may purchase up to $50.0 million in the aggregate of its outstanding shares of common stock in the open market at prices below its then-current NAV per share over a specified period. Any purchases of shares pursuant to the Company 10b5-1 Plan are conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan requires BofA Securities, Inc., as agent, to repurchase shares of common stock on the Company's behalf when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of the shares declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the shares of our common stock and trading volumes, and no assurance can be given that any particular amount of shares of the common stock will be repurchased.
The Company 10b5-1 Plan became effective on March 24, 2026 and will terminate upon the earliest to occur of (i) the expiry of the 12-month period commencing on March 24, 2026 (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Company 10b5-1 Plan equals $50.0 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

As of March 31, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.
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

ITEM 6. EXHIBITS

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (2)

3.4	Certificate of Merger of Churchill Middle Market CLO V Ltd. (1)

4.1	Form of Stock Certificate (1)

4.2	Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.3	First Supplemental Indenture, dated as of January 22, 2025, by and between Nuveen Churchill Direct Lending Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

4.4	Form of Global Note with respect to the 6.650% Notes due 2030 (3)
10.1	First Supplemental Indenture, dated as of February 20, 2026, by and between Churchill NCDLC CLO-II, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (4)
10.2	Note Purchase Agreement, dated as of February 20, 2026, between Churchill NCDLC CLO-II, LLC, as issuer, and SG Americas Securities, LLC, as initial purchaser (4)
10.3
Amended and Restated Collateral Management Agreement, dated as of February 20, 2026, by and between Churchill NCDLC CLO-II, LLC, as issuer, and Nuveen Churchill Direct Lending Corp., as collateral manager (4)

10.4
Amended and Restated Class A-L-R Loan Agreement, dated as of February 20, 2026, among Churchill NCDLC CLO-II, LLC, as borrower, U.S. Bank Trust Company, National Association, as loan agent and as trustee under the Indenture, and each of the Class A-L-R Lenders party thereto (4)

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
(4)Previously filed on February 25, 2026 with the Company's Annual Report on Form 10-K and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Churchill Direct Lending Corp.

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer (principal financial officer)
Date: May 6, 2026