Form 10-Q
period 2026-06-30
Nuveen Churchill Direct Lending Corp.
filed 2026-08-06
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 5, 2026, the registrant had 49,387,065 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Investments
Non-controlled/non-affiliated company investments, at fair value (cost of $1,971,534 and $2,001,207, respectively)	$1,918,917	$1,962,449
Cash	4,997	8,554
Cash equivalents	40,759	53,927
Interest receivable	13,491	13,729
Derivative asset, at fair value (Note 4)	8,534	14,965
Receivable for investments sold	838	518
Other assets	409	327
Total assets	$1,987,945	$2,054,469

Liabilities
Debt (net of $8,005 and $8,511 deferred financing and issuance costs, respectively, and net of unamortized discount of $415 and $471, respectively) (See Note 7)	$1,088,504	$1,115,052
Interest payable	14,359	15,350
Incentive fees payable	646	2,809
Management fees payable	4,933	5,048
Collateral due to broker	9,190	14,750
Distributions payable	18,741	22,224
Directors’ fees payable	142	156
Accounts payable and accrued expenses	2,465	3,900
Total liabilities	1,138,980	1,179,289

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,387,065 and 49,387,065 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	494	494
Paid-in-capital in excess of par value	930,393	930,393
Total distributable earnings (loss)	(81,922)	(55,707)
Total net assets	848,965	875,180

Total liabilities and net assets	$1,987,945	$2,054,469

Net asset value per share (See Note 11)	$17.19	$17.72

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$41,810	$50,213	$84,672	$101,059
Payment-in-kind interest income	2,391	2,264	5,513	4,629
Dividend income	—	116	—	116
Other income	129	539	403	914
Total investment income	44,330	53,132	90,588	106,718

Expenses:
Interest and debt financing expenses	16,565	20,105	34,314	40,748
Management fees (See Note 6)	4,933	5,179	9,873	9,093
Incentive fees on net investment income (See Note 6)	646	2,827	2,181	5,080
Professional fees	1,007	1,108	1,770	1,601
Directors' fees	142	156	304	312
Administration fees (See Note 6)	593	490	1,273	1,076
Other general and administrative expenses	223	411	608	753
Total expenses before incentive fees waived	24,109	30,276	50,323	58,663
Incentive fees waived (See Note 6)	—	—	—	(2,253)
Net expenses after incentive fees waived	24,109	30,276	50,323	56,410
Net investment income	20,221	22,856	40,265	50,308

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(11,261)	(10,702)	(14,550)	(9,599)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(6,046)	3,770	(13,859)	(9,803)
Income tax (provision) benefit	680	92	425	131
Total net change in unrealized appreciation (depreciation)	(5,366)	3,862	(13,434)	(9,672)
Total net realized and unrealized gain (loss) on investments	(16,627)	(6,840)	(27,984)	(19,271)

Net increase (decrease) in net assets resulting from operations	$3,594	$16,016	$12,281	$31,037

Per share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.07	$0.32	$0.25	$0.61
Weighted average common shares outstanding - basic and diluted	49,387,065	50,183,714	49,387,065	51,191,926

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,221	$22,856	$40,265	$50,308
Net realized gain (loss) on investments	(11,261)	(10,702)	(14,550)	(9,599)
Total net change in unrealized appreciation (depreciation)	(5,366)	3,862	(13,434)	(9,672)
Net increase (decrease) in net assets resulting from operations	3,594	16,016	12,281	31,037
Shareholder distributions:
Distributions declared from distributable earnings	(18,741)	(22,297)	(38,496)	(50,562)
Net increase (decrease) in net assets resulting from shareholder distributions	(18,741)	(22,297)	(38,496)	(50,562)
Capital share transactions:
Repurchases of common shares	—	(26,001)	—	(63,057)
Net increase (decrease) in net assets resulting from capital share transactions	—	(26,001)	—	(63,057)
Total increase (decrease) in net assets	(15,147)	(32,282)	(26,215)	(82,582)
Net assets, beginning of period	864,112	920,020	875,180	970,320
Net assets, end of period	$848,965	$887,738	$848,965	$887,738

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,281	$31,037

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(110,177)	(234,080)
Proceeds from principal repayments and sales of investments	132,495	310,552
Payment-in-kind interest	(5,396)	(4,629)
Amortization of (premium)/accretion of discount, net	(1,797)	(2,670)
Net realized (gain) loss on investments	14,550	9,599
Net change in unrealized (appreciation) depreciation on investments	13,859	9,803
Net adjustment for hedging transaction	(77)	(39)
Interest receivable payment on swap transaction	—	(7,983)
Amortization of deferred financing costs and original issue discount	1,987	2,598
Changes in operating assets and liabilities:
Interest receivable	238	770
Receivable for investments sold	(320)	81
Other assets	(82)	(543)
Payable for investments purchased	—	(14,874)
Interest payable	(991)	7,170
Incentive fee payable	(2,163)	2,827
Management fees payable	(115)	1,223
Collateral due to broker	(5,560)	18,570
Directors’ fees payable	(14)	28
Accounts payable and accrued expenses	(1,435)	(1,103)
Net cash provided by (used in) operating activities	47,283	128,337

Cash flows from financing activities:
Shareholder distributions	(41,979)	(57,733)
Repurchases of common shares	—	(63,057)
Proceeds from debt	301,000	849,322
Repayments on debt	(321,602)	(850,571)
Payments of deferred financing costs	(1,427)	(5,594)
Net cash provided by (used in) financing activities	(64,008)	(127,633)

Net increase (decrease) in cash and cash equivalents and restricted cash	(16,725)	704
Cash and cash equivalents and restricted cash, beginning of period	62,481	43,304
Cash and cash equivalents and restricted cash, end of period	$45,756	$44,008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,318	$30,980
Cash paid during the period for taxes	$449	$551
See Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$18,741	$22,297

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (amounts in thousands):

	June 30, 2026	June 30, 2025
Cash	$4,997	$3,210
Cash equivalents	40,759	40,798
Total cash and cash equivalents shown on the consolidated statements of cash flows	$45,756	$44,008

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 5.00%	8.64%	7/25/2030	$1,544	$1,529	$1,546	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	7/25/2030	884	883	886	0.10%
STS Holding, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.48%	11/12/2030	3,447	3,421	3,355	0.40%
Turbine Engine Specialists, Inc.	(10) (12)	Subordinated Debt	S + 9.50%	13.22%	3/1/2029	809	793	814	0.10%
Turbine Engine Specialists, Inc.	(10) (12)	Subordinated Debt	S + 9.50%	13.24%	3/1/2029	2,492	2,456	2,505	0.30%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,909	2,892	2,872	0.33%
Total Aerospace & Defense							11,974	11,978	1.41%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	14.50% (PIK)	2/20/2030	7,562	680	577	0.07%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,055	2,004	0.24%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	10.73% (PIK)	12/31/2029	238	238	238	0.03%
JEGS Automotive	(12)	First Lien Debt	S + 8.90%	12.59% (PIK)	12/31/2029	1,439	1,439	1,439	0.17%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	8.49%	3/1/2029	1,130	1,125	1,127	0.13%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 4.75%	8.49%	3/1/2029	19,731	19,609	19,688	2.32%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	3/1/2029	1,681	1,681	1,677	0.20%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	3/1/2029	96	96	96	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	8.49%	3/1/2029	6,684	6,655	6,669	0.79%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	11/1/2029	3,706	3,670	3,621	0.42%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.64%	11/1/2029	10,856	10,782	10,712	1.26%
Total Automotive							48,030	47,848	5.64%

Banking, Finance, Insurance, Real Estate
Aprio Advisory Group, LLC	(11) (12)	Revolving Loan	S + 4.75%	8.48%	8/1/2031	8	—	—	—%
Aprio Advisory Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/1/2031	92	6	5	—%
Ascend Partner Services LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.20%	8/11/2031	12,556	12,512	12,119	1.43%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,247	7,193	6,995	0.82%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	11/18/2031	4,300	1,132	1,111	0.13%
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.23%	11/18/2031	1,740	(13)	(15)	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.16%	11/18/2031	8,843	8,774	8,767	1.03%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	12/31/2031	4,608	(18)	—	—%
Cohen Advisory, LLC	(6)	First Lien Debt	S + 4.25%	7.98%	12/31/2031	8,401	8,334	8,401	0.99%
Compex Legal Services, Inc.	(12)	First Lien Debt	S + 5.75%	9.50%	3/31/2028	100	99	99	0.01%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	9.93%	9/8/2027	7,242	7,242	6,937	0.82%
Knight AcquireCo, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.15%	11/8/2032	1,250	—	(8)	—%
Knight AcquireCo, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.15%	11/8/2032	3,741	3,733	3,718	0.44%
Patriot Growth Insurance Services, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.88%	10/16/2028	6,992	6,964	6,838	0.81%
Smith & Howard Advisory LLC	(6) (12)	First Lien Debt	S + 5.00%	8.68%	11/26/2030	5,100	5,078	5,100	0.60%
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.73%	9/27/2031	3,253	3,234	3,204	0.38%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	8.73%	4/3/2030	14,547	14,544	14,381	1.69%
Total Banking, Finance, Insurance, Real Estate							78,814	77,652	9.15%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	8.64%	9/10/2030	709	704	695	0.08%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	9/10/2030	165	165	162	0.02%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	9/10/2030	113	113	111	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	11.48%	8/28/2030	9,300	9,249	8,836	1.04%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9) (14)	Subordinated Debt	S + 7.25%	11.01%	6/8/2029	6,245	6,192	6,202	0.73%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9)	First Lien Debt	S + 4.75%	8.58%	9/28/2028	9,550	9,529	9,396	1.11%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.25%	8.98%	9/25/2029	16,849	16,653	16,770	1.98%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.25%	8.89%	9/25/2029	1,994	1,984	1,984	0.23%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.58%	11/14/2031	6,296	2,057	2,063	0.24%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.49%	11/14/2031	5,838	5,792	5,832	0.69%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	4,405	4,359	4,280	0.50%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	880	869	855	0.10%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.26% (Cash) 5.13% (PIK)	4/3/2029	1,041	1,027	1,011	0.12%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
L.A. Specialty Produce Co., LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	4/1/2033	20	—	—	—%
L.A. Specialty Produce Co., LLC	(9) (12)	First Lien Debt	S + 4.50%	8.19%	4/1/2033	80	80	80	0.01%
Naturpak PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.36%	12/22/2032	1,111	244	235	0.03%
Naturpak PPC Buyer LLC	(6)	First Lien Debt	S + 4.50%	8.23%	12/22/2032	4,877	4,855	4,837	0.57%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.48%	4/17/2031	72	—	—	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.48%	4/17/2031	921	913	921	0.11%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.49%	9/18/2029	12,981	12,845	12,580	1.48%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.44%	9/18/2029	3,657	3,650	3,544	0.42%
Razor Light, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	2/6/2032	1,435	(7)	(7)	—%
Razor Light, Inc.	(11) (12)	Revolving Loan	S + 4.75%	8.48%	2/6/2032	1,103	61	61	0.01%
Razor Light, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.48%	2/6/2032	7,443	7,410	7,408	0.87%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.48%	12/23/2028	6,916	6,880	6,801	0.80%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2028	1,751	1,751	1,722	0.20%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.81%	7/30/2027	10,332	10,287	9,970	1.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.81%	7/30/2027	9,385	9,332	9,055	1.07%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	2,367	2,363	2,378	0.28%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	3,147	3,147	3,161	0.37%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.23%	4/30/2031	6,279	6,242	6,309	0.74%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.23%	4/30/2031	3,202	3,202	3,217	0.38%
Watermill Express, LLC	(6) (9)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	309	309	311	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/30/2031	1,880	(6)	9	—%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.23%	4/30/2031	2,734	2,711	2,747	0.32%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.42%	4/10/2031	20,106	19,955	19,930	2.35%
Total Beverage, Food & Tobacco							154,917	153,466	18.07%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
Clean Solutions Buyer, Inc.	(12)	First Lien Debt	S + 4.50%	8.17%	9/9/2030	935	928	920	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,394	3,354	3,337	0.39%
FirstCall Mechanical Group, LLC	(6)	First Lien Debt	S + 4.75%	8.48%	6/27/2031	9,800	9,731	9,630	1.13%
FirstCall Mechanical Group, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	6/27/2031	19,744	19,733	19,402	2.29%
Halfmoon Buyer, Inc.	(10) (12)	Subordinated Debt	N/A	12.00%	12/26/2031	1,000	980	980	0.12%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt	S + 6.00%	9.83%	12/15/2026	6,301	6,297	6,213	0.73%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.83%	12/15/2026	5,464	5,462	5,388	0.63%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.83%	12/15/2026	2,505	2,505	2,471	0.29%
Hyperion Materials & Technologies, Inc.	(9) (12) (14)	First Lien Debt	S + 4.75%	8.68%	8/29/2031	2,586	2,566	2,496	0.29%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (12)	First Lien Debt	S + 5.50%	9.23%	4/9/2030	7,167	7,118	6,898	0.81%
Ovation Holdings, Inc.	(12)	First Lien Debt (Delayed Draw)	S +4.75%	8.48%	2/4/2030	7,799	7,743	7,763	0.91%
Ovation Holdings, Inc.	(6)	First Lien Debt	S +4.75%	8.41%	2/4/2030	934	927	930	0.11%
Ovation Holdings, Inc.	(6)	First Lien Debt	S +4.75%	8.41%	2/4/2030	7,833	7,750	7,797	0.91%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S +4.75%	8.41%	2/4/2030	1,854	1,842	1,845	0.22%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt	S +5.25%	9.30%	4/4/2029	9,379	9,290	9,220	1.09%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	1,803	1,800	1,773	0.21%
SkyMark Refuelers, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	616	616	613	0.07%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/16/2032	1,662	—	(8)	—%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	12/16/2032	2,722	2,709	2,709	0.32%
Specialty Manufacturing Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	3/31/2033	17	—	—	—%
Specialty Manufacturing Holdings, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.23%	3/31/2033	83	83	83	0.01%
USA Industries Holdings LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	12/10/2032	36	—	—	—%
USA Industries Holdings LLC	(12)	First Lien Debt	S + 4.50%	8.17%	12/10/2032	63	63	63	0.01%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.14%	7/24/2031	13,706	13,598	13,458	1.59%
Vessco Midco Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	7/24/2031	4,569	4,476	4,410	0.52%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.25%	7/24/2031	1,726	(12)	(31)	—%
Total Capital Equipment							109,559	108,360	12.76%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Chemicals, Plastics, & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.18%	12/31/2027	1,962	1,971	1,962	0.23%
Chroma Color Corporation	(6)	First Lien Debt	S + 4.25%	7.91%	4/23/2029	6,155	6,092	6,086	0.72%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	4/23/2029	1,359	1,352	1,344	0.16%
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	10.65%	3/31/2030	1,431	1,408	1,431	0.17%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	4.65% (Cash) 4.25% (PIK)	9/30/2030	2,465	2,465	1,816	0.21%
Olympic Buyer, Inc. (Ascensus)	(9) (12)	First Lien Debt	S + 4.25%	7.99%	6/30/2030	9,481	9,414	7,311	0.86%
WCI-Momentum Bidco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/31/2032	17	—	—	—%
WCI-Momentum Bidco, LLC	(12)	First Lien Debt	S + 4.75%	8.48%	12/31/2032	83	83	84	0.01%
Total Chemicals, Plastics, & Rubber							22,785	20,034	2.36%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	2,659	2,619	2,200	0.26%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	5,061	5,024	4,188	0.49%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	6,422	6,373	5,314	0.63%
Athlete Buyer, LLC (Allstar Holdings)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.00% (PIK)	4/26/2030	2,510	(23)	(433)	(0.05%)
Bells Parent, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.68%	4/25/2033	20	20	20	—%
Bells Parent, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.68%	4/25/2033	13	—	—	—%
Bells Parent, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.68%	4/25/2033	67	67	67	0.01%
Chase Industries, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	11/11/2029	100	99	99	0.01%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	10/13/2031	3,153	2,528	2,516	0.30%
Cobalt Service Partners, LLC	(6) (9)	First Lien Debt	S + 4.75%	8.48%	10/13/2031	1,813	1,798	1,799	0.21%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	10/13/2031	5,026	55	17	—%
Gannett Fleming, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.15%	8/5/2030	17,558	17,368	17,452	2.06%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.50%	8.16%	8/5/2030	2,131	1,257	1,266	0.15%
Heartland Paving Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/9/2030	5,663	5,033	4,814	0.57%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/9/2030	5,651	5,643	5,424	0.64%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	8.73%	8/9/2030	8,421	8,360	8,082	0.95%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.41%	3/15/2030	6,472	6,428	6,385	0.75%
Java Buyer, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.23%	12/15/2030	13,913	13,838	13,766	1.62%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.87%	6/29/2029	2,093	519	520	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.89%	6/29/2029	11,144	11,015	11,146	1.31%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.89%	6/29/2029	1,782	1,778	1,783	0.21%
Rose Paving, LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	190	188	0.02%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,911	2,894	0.34%
Royal Holdco Corporation (RMA Companies)	(11) (12)	First Lien Debt (Delayed Draw)	S +4.50%	8.15%	12/30/2030	3,430	2,548	2,516	0.30%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.15%	12/30/2030	16,316	16,242	16,035	1.89%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	3/28/2031	2,628	(5)	26	—%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.48%	3/28/2031	14,628	14,504	14,774	1.74%
WSB Engineering Holdings Inc.	(6)	First Lien Debt	S + 4.50%	8.17%	8/31/2029	6,339	6,286	6,289	0.74%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/31/2029	4,164	4,151	4,132	0.49%
Total Construction & Building							136,626	133,279	15.70%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	8.89%	11/1/2028	2,748	2,748	2,739	0.32%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,194	5,126	5,125	0.60%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.26%	9/7/2028	9,625	9,590	9,625	1.13%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.52%	9/7/2028	4,899	4,853	4,899	0.58%
Total Consumer Goods: Durable							22,317	22,388	2.63%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.39%	8/28/2031	1,000	—	—	—%
Bradford Soap International, Inc.	(6)	First Lien Debt	S + 4.75%	8.39%	8/28/2031	2,985	2,972	2,985	0.35%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,156	3,092	3,056	0.36%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.00%	8.76%	6/30/2030	6,617	6,594	6,579	0.77%
KL Bronco Acquisition, Inc. (Elevation Labs)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.76%	6/30/2030	2,451	2,443	2,437	0.29%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	8.69%	1/8/2030	12,335	12,258	12,357	1.46%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.69%	1/8/2030	3,029	3,029	3,034	0.36%
Total Consumer Goods: Non-durable							30,388	30,448	3.59%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.63%	10/7/2026	14,060	14,060	13,336	1.57%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.63%	10/7/2026	111	111	106	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.32%	12/1/2027	8,699	8,675	8,661	1.02%
good2grow LLC	(6) (12)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	4,029	4,007	4,029	0.47%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	8.57%	12/1/2027	14,050	13,995	14,036	1.65%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	10,001	9,986	9,977	1.18%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	4,299	4,299	4,289	0.51%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	6,723	6,723	6,707	0.79%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.50%	9.34%	12/17/2027	3,241	3,241	3,234	0.38%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,955	2,936	2,544	0.30%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	559	553	500	0.06%
Oliver Packaging, LLC	(12)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2030	382	382	341	0.04%
Online Labels Group, LLC	(12)	First Lien Debt	S + 4.75%	8.48%	12/19/2029	3,245	3,225	3,245	0.38%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/19/2029	401	199	199	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.13%	4/15/2031	6,942	6,885	6,876	0.81%
Total Containers, Packaging & Glass							79,277	78,080	9.19%

Energy: Electricity
Environ Energy, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.97%	10/1/2031	1,481	828	823	0.10%
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	8.92%	10/1/2031	2,506	2,489	2,480	0.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	8.64%	6/25/2030	22,017	21,857	22,017	2.59%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	6/25/2030	5,826	5,826	5,826	0.69%
Total Energy: Electricity							31,000	31,146	3.67%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 5.00%	8.73%	3/27/2030	7,393	7,342	7,359	0.87%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.65%	3/27/2030	2,972	2,969	2,959	0.35%
CLS Management Services, LLC (Contract Land Staff)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.71%	3/27/2030	4,973	4,465	4,450	0.52%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.08%	3/23/2029	6,606	6,533	6,542	0.77%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	3,086	3,078	3,057	0.36%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.08%	3/23/2029	6,690	6,673	6,626	0.78%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.08%	3/23/2029	1,692	1,674	1,676	0.20%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	9.51%	11/30/2028	4,748	4,737	4,693	0.55%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.49%	11/30/2028	8,798	8,768	8,697	1.02%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt (Delayed Draw)	S + 5.75%	9.51%	11/30/2028	4,826	4,826	4,771	0.56%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	11/30/2028	552	552	546	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6)	First Lien Debt	S + 5.25%	9.01%	8/31/2028	6,480	6,458	6,390	0.75%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.48%	7/3/2029	8,336	8,262	8,336	0.98%
Orion Group FM Holdings, LLC (Leo Facilities)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.40%	7/3/2029	6,329	6,323	6,329	0.75%
Orion Group FM Holdings, LLC (Leo Facilities)	(6)	First Lien Debt	S + 4.75%	8.48%	7/3/2029	1,565	1,554	1,565	0.18%
Orion Group FM Holdings, LLC (Leo Facilities)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	7/3/2029	13,442	5,828	5,828	0.69%
SI Solutions, LLC	(6)	First Lien Debt	S + 4.75%	8.48%	8/15/2030	11,694	11,613	11,694	1.38%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/15/2030	5,590	1,099	1,109	0.13%
Total Environmental Industries							92,754	92,627	10.90%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.89%	7/2/2031	1,459	1,454	1,436	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	8.89%	7/2/2031	15,438	15,319	15,194	1.79%
AB Centers Acquisition Corporation (Action Behavior Centers)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.89%	7/2/2031	2,833	1,390	1,349	0.16%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	3/18/2031	3,614	2,917	2,919	0.34%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.48%	3/18/2031	16,159	16,024	16,105	1.90%
Affinity Hospice Intermediate Holdings, LLC	(12)	First Lien Debt	S + 4.75%	8.58%	12/17/2029	6,562	6,543	4,474	0.53%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2029	656	656	656	0.08%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,282	1,337	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/16/2029	1,972	1,972	2,023	0.24%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2029	573	573	573	0.07%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/16/2029	2,396	2,029	2,090	0.25%
ARC Health OPCO, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,222	(16)	(33)	—%
ARC Health OPCO, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	2,535	2,469	2,467	0.29%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	2/3/2032	1,153	(2)	—	—%
Bluebird PM Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	2/3/2032	8,350	8,284	8,350	0.98%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	4,822	(20)	(41)	—%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	2,732	2,169	2,157	0.25%
Bridges Consumer Healthcare Intermediate LLC	(6)	First Lien Debt	S + 5.25%	9.10%	12/22/2031	5,726	5,680	5,678	0.67%
Coding Solutions Acquisition, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.64%	8/7/2031	13,440	13,380	13,276	1.56%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	8/7/2031	521	(1)	(6)	—%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.64%	8/7/2031	1,246	(9)	(15)	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (12) (14)	First Lien Debt	S + 4.25%	7.91%	3/30/2029	3,230	3,205	3,157	0.37%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.75%	9.49%	10/5/2029	7,285	7,244	7,188	0.85%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	10/5/2029	2,389	2,389	2,357	0.28%
FH DMI Buyer, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/11/2030	1,096	1,094	1,096	0.13%
FH DMI Buyer, Inc.	(6)	First Lien Debt	S + 5.00%	8.73%	10/11/2030	1,963	1,948	1,963	0.23%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.58%	9/30/2027	5,807	5,793	5,085	0.60%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.58%	9/30/2027	1,520	1,520	1,332	0.16%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.06%	12/9/2027	6,238	6,223	5,815	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.06%	12/9/2027	1,951	1,951	1,819	0.21%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.06%	12/9/2027	4,857	4,826	4,527	0.53%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.06%	12/9/2027	7,927	7,894	7,388	0.87%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.06%	12/9/2027	3,686	3,670	3,435	0.40%
Health Management Associates, Inc.	(6)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	8,237	8,148	8,199	0.97%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,065	1,047	1,060	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.48%	10/16/2030	10,386	10,317	10,345	1.22%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	4,033	4,033	3,994	0.47%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	11,110	11,110	11,001	1.30%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,222	2,218	2,200	0.26%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	12.25%	2/28/2030	3,664	3,599	3,645	0.42%
HLSG Intermediate, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.37%	2/2/2033	25	23	23	—%
HLSG Intermediate, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.37%	2/2/2033	75	75	75	0.01%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	11/5/2031	2,426	650	635	0.07%
HMN Acquirer Corp.	(6)	First Lien Debt	S + 4.50%	8.23%	11/5/2031	6,499	6,448	6,445	0.76%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	3/19/2032	7,143	927	863	0.10%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.23%	3/19/2032	12,696	12,587	12,529	1.48%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.39%	2/13/2032	2,081	2,073	2,037	0.24%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 4.75%	8.39%	2/13/2032	6,013	5,969	5,886	0.69%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.63%	10/12/2029	4,605	4,583	4,570	0.54%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.62%	10/10/2029	733	455	451	0.05%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.62%	10/12/2029	2,727	2,707	2,706	0.32%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	151	151	137	0.02%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	2,191	2,170	1,790	0.21%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	12.25% (PIK)	2/7/2030	584	581	477	0.06%
Midwest Eye Services, LLC	(6)	First Lien Debt	S + 4.50%	8.38%	8/20/2027	8,791	8,773	8,789	1.04%
Promptcare Infusion Buyer, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	9.75%	9/1/2027	1,409	1,409	1,409	0.17%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S + 6.00%	9.75%	9/1/2027	7,994	7,993	7,994	0.94%
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt (Delayed Draw)	S + 6.00%	9.75%	9/1/2027	1,245	1,245	1,245	0.15%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.06%	5/28/2027	7,483	7,462	7,475	0.88%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.06%	5/28/2027	3,166	3,166	3,163	0.37%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.06%	5/28/2027	3,166	3,152	3,163	0.37%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/12/2032	3,288	2,196	2,152	0.25%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.23%	4/12/2032	1,780	(7)	(28)	—%
Real Chemistry Intermediate III, Inc.	(6)	First Lien Debt	S + 4.50%	8.23%	4/12/2032	7,397	7,366	7,283	0.86%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.02%	9/19/2028	7,675	7,572	7,322	0.86%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.02%	9/19/2028	9,020	8,931	8,606	1.01%
Smile Brands Inc.	(12) (16)	Subordinated Debt	S + 8.50%	12.29% (PIK)	1/12/2030	13,041	8,103	7,775	0.92%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/12/2032	1,643	(3)	16	—%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.23%	4/12/2032	1,776	(7)	18	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.23%	4/12/2032	10,267	10,236	10,369	1.22%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	11/24/2031	1,074	(4)	(20)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	11/22/2030	1,406	102	86	0.01%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	11/24/2031	9,104	9,042	8,933	1.05%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.14%	12/19/2029	15,135	15,040	15,083	1.77%
Tidi Legacy Products, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	12/19/2029	4,054	4,054	4,040	0.48%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.73%	4/16/2030	1,124	1,116	1,116	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 5.00%	8.73%	4/16/2030	15,653	15,546	15,542	1.83%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	7,202	7,177	7,185	0.85%
Wellspring Pharmaceutical Corporation	(6)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	2,977	2,952	2,970	0.34%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.45%	8/22/2028	1,532	1,527	1,528	0.18%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.45%	8/22/2028	2,522	2,517	2,516	0.30%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	1,215	1,203	1,212	0.14%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.39%	12/3/2029	16,138	16,040	15,859	1.87%
Total Healthcare & Pharmaceuticals							365,620	357,020	42.05%

High Tech Industries
Alta Buyer, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.23%	2/18/2033	2,209	(8)	9	—%
Alta Buyer, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.23%	2/18/2033	17,456	17,397	17,524	2.06%
Arctiq, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.37%	2/3/2032	1,315	—	(7)	—%
Arctiq, Inc.	(6)	First Lien Debt	S + 4.75%	8.36%	2/3/2032	8,663	8,627	8,618	1.02%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.48%	4/14/2028	11,764	11,724	11,474	1.35%
Eliassen Group, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.48%	4/14/2028	847	847	826	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.98%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	7.98%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	7.98%	5/28/2032	73	73	73	0.01%
Exterro, Inc.	(6)	First Lien Debt	S + 5.75%	9.41%	6/1/2027	9,435	9,418	9,280	1.09%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
GNX HBS PARENT, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	10/1/2031	1,481	1,481	1,444	0.17%
GNX HBS PARENT, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	10/1/2031	2,506	2,495	2,443	0.29%
Infobase Acquisition, Inc.	(6)	First Lien Debt	S + 5.50%	9.60%	6/14/2028	3,973	3,958	3,973	0.47%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.24%	11/18/2030	4,733	4,730	4,621	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.63% (Cash) 1.75% (PIK)	4/16/2029	4,246	4,243	3,870	0.46%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.63% (Cash) 1.75% (PIK)	4/16/2029	1,091	1,089	994	0.12%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.63% (Cash) 1.75% (PIK)	4/16/2029	242	242	220	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.23%	9/30/2031	675	670	669	0.08%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	9/30/2031	236	32	31	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.23%	3/31/2031	79	(1)	(1)	—%
Smart Wave Technologies, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.43%	12/30/2031	1,662	1,009	1,009	0.12%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 4.75%	8.43% (Cash) 4.00% (PIK)	12/30/2031	3,147	3,147	3,147	0.37%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,446	2,446	2,424	0.27%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,136	2,123	2,116	0.25%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	921	915	913	0.11%
VALIDITY INC	(12)	First Lien Debt	S + 5.00%	8.68%	4/12/2032	99	98	97	0.01%
Venture Buyer, LLC (Velosio)	(6) (9)	First Lien Debt	S + 5.25%	8.91%	3/1/2030	6,107	6,067	6,107	0.72%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.91%	3/1/2030	1,281	222	222	0.03%
Waldo Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/1/2033	19	—	—	—%
Waldo Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.23%	4/1/2033	13	—	—	—%
Waldo Buyer, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.23%	4/1/2033	67	67	67	0.01%
Total High Tech Industries							83,111	82,163	9.68%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	10/31/2031	1,052	335	347	0.04%
Davidson Hotel Company LLC	(6)	First Lien Debt	S + 5.00%	8.64%	10/31/2031	3,156	3,131	3,188	0.38%
Total Hotel, Game & Leisure							3,466	3,535	0.42%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(6) (12)	First Lien Debt	S + 6.00%	9.72%	10/23/2028	4,268	4,230	4,206	0.50%
Tinuiti Inc.	(9) (12)	First Lien Debt	S + 2.63%	6.45% (Cash) 3.13% (PIK)	12/11/2028	2,979	2,979	2,825	0.33%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.45% (Cash) 3.13% (PIK)	12/11/2028	1,947	1,947	1,847	0.22%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.63%	6.45% (Cash) 3.13% (PIK)	12/11/2028	9,968	9,967	9,455	1.11%
Total Media: Advertising, Printing & Publishing							19,123	18,333	2.16%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,895	3,866	3,809	0.45%
Corporate Visions, Inc.	(12)	First Lien Debt	S + 6.00%	9.73% (PIK)	2/28/2029	4,023	3,198	3,078	0.36%
Corporate Visions, Inc.	(12)	First Lien Debt	N/A	15.00% (PIK)	2/28/2029	215	215	165	0.02%
Corporate Visions, Inc.	(12) (16)	First Lien Debt	S + 6.00%	9.73% (PIK)	2/28/2029	820	—	—	—%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt	S + 6.00%	9.67%	12/9/2026	8,246	8,167	4,559	0.54%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	12/9/2026	2,937	2,909	1,624	0.19%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	9.67%	12/9/2026	448	446	248	0.03%
Total Media: Diversified & Production							18,801	13,483	1.59%

Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	9.98%	5/23/2029	4,406	4,356	4,365	0.51%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	1/23/2032	2,381	869	858	0.10%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	1/23/2032	2,826	2,803	2,802	0.33%
Archer Acquisition, LLC (ARMstrong)	(6)	First Lien Debt	S + 4.75%	8.58%	10/9/2029	6,736	6,674	6,665	0.79%
Archer Acquisition, LLC (ARMstrong)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.54%	10/9/2029	934	930	924	0.11%
Astra Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/26/2032	25	13	13	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.24%	11/26/2032	75	75	75	0.01%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/2/2029	2,697	2,690	2,697	0.32%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.48%	8/2/2029	5,211	5,198	5,211	0.61%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	8.48%	8/2/2029	2,133	2,127	2,133	0.25%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	8/2/2029	3,487	3,487	3,487	0.41%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.64%	10/1/2029	13,671	13,659	13,440	1.58%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 6.25%	9.98% (Cash) 2.50% (PIK)	3/31/2031	1,167	1,152	1,167	0.14%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	3/30/2027	3,990	3,966	522	0.06%
Certus NDT Group Buyer, LLC	(12)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	2,023	1,985	1,984	0.23%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.48%	5/13/2032	99	99	98	0.01%
CPL Consultants, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.91%	2/17/2032	4,317	54	35	—%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	7.91%	2/17/2032	1,346	1,340	1,340	0.16%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.88%	9/15/2028	7,301	7,241	7,226	0.85%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.88%	9/15/2028	2,324	2,315	2,300	0.27%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.88%	9/15/2028	1,532	1,529	1,516	0.18%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	8.88%	9/15/2028	3,378	3,345	3,343	0.39%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.88%	9/15/2028	5,071	4,259	4,218	0.50%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.24%	12/1/2027	3,953	3,942	3,947	0.46%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.24%	12/1/2027	1,015	1,012	1,013	0.12%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.24%	12/1/2027	15,233	—	(21)	—%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.24%	12/1/2027	2,972	2,964	2,968	0.35%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.24%	12/1/2027	2,595	2,310	2,306	0.27%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.63%	12/23/2026	9,550	9,521	9,524	1.12%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 5.75%	9.63%	12/23/2026	6,621	6,594	6,604	0.78%
Env Automation Acquisition, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.18%	12/8/2031	33	5	5	—%
Env Automation Acquisition, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.15%	12/8/2031	67	67	67	0.01%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	14.00% (PIK)	6/30/2029	2,211	2,183	2,190	0.26%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 6.25%	10.07%	5/17/2027	689	689	686	0.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	10.07%	5/17/2027	9,438	9,438	9,395	1.11%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.07%	5/17/2027	1,572	1,572	1,565	0.18%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	10.07%	5/17/2027	3,896	3,895	3,879	0.46%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.16%	8/1/2029	9,425	9,342	9,255	1.09%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/1/2029	9,171	9,163	9,006	1.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	8/1/2029	1,066	1,065	1,047	0.12%
KRIV Acquisition, Inc. (Riveron)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	7/31/2031	4,884	—	(27)	—%
KRIV Acquisition, Inc. (Riveron)	(11) (12)	Revolving Loan	S + 4.75%	8.48%	7/31/2031	444	177	175	0.02%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 4.75%	8.48%	7/31/2031	12,069	11,844	12,002	1.41%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (9) (12)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	6,998	6,998	6,970	0.82%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	8.92%	12/17/2027	6,702	6,702	6,676	0.79%
M&S Holdings Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2032	769	—	(5)	—%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	12/23/2032	4,220	4,201	4,194	0.49%
MacKay Sposito, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.92%	4/22/2033	100	7	7	—%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.26%	8/22/2029	12,938	12,875	12,393	1.46%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.16%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.41%	11/30/2028	837	837	837	0.10%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	7/31/2031	1,111	—	(27)	—%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.50%	8.14%	7/31/2031	3,869	3,853	3,775	0.44%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.89%	5/24/2032	21	6	6	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	7.89%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.25%	7.89%	5/24/2032	68	67	68	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	8.99%	6/15/2029	2,947	2,937	2,947	0.35%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.25%	8.99%	6/15/2029	13,956	13,821	13,956	1.64%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	6/15/2029	2,791	2,777	2,791	0.33%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	7/21/2028	754	754	136	0.02%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	7/21/2028	317	317	317	0.04%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6) (16)	First Lien Debt	S + 5.00%	8.73%	7/21/2028	4,565	4,520	822	0.10%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	7/21/2028	405	405	405	0.05%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(6)	First Lien Debt	S + 5.00%	8.75%	7/21/2028	2,449	2,440	2,449	0.29%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	4,826	4,799	4,789	0.56%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	4,353	4,322	4,320	0.51%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.39%	7/1/2030	3,016	3,000	2,993	0.35%
Scaled Agile, Inc.	(9) (12) (16)	First Lien Debt	P + 4.50%	11.25% (PIK)	12/15/2028	8,083	8,005	3,359	0.40%
Scaled Agile, Inc.	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 5.50%	9.28% (PIK)	12/15/2028	396	396	165	0.02%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.16%	11/3/2031	4,975	4,954	4,975	0.59%
Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	8.67%	9/2/2032	592	92	72	0.01%
Syndigo LLC	(6)	First Lien Debt	S + 5.00%	8.67%	9/2/2032	4,386	4,366	4,214	0.49%
Tau Buyer, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.23% (Cash) 2.50% (PIK)	2/2/2032	2,291	2,282	2,045	0.24%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.23%	2/2/2032	1,720	651	481	0.06%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 2.50%	6.23% (Cash) 2.50% (PIK)	2/2/2032	9,978	9,898	8,910	1.05%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	6/25/2032	91	14	13	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	P + 4.00%	10.75%	6/25/2032	9	1	1	—%
Transit Buyer, LLC (Propark Mobility)	(6)	First Lien Debt	S + 4.50%	8.14%	1/31/2029	6,652	6,589	6,648	0.78%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	3,062	3,034	3,060	0.36%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	1/31/2029	10,020	10,009	10,015	1.18%
TSS Buyer, LLC (Technical Safety Services)	(6)	First Lien Debt	S + 5.00%	8.64%	6/22/2029	6,600	6,568	6,570	0.77%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.64%	6/22/2029	6,276	6,233	6,247	0.74%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.00%	8.64%	6/22/2029	1,842	1,827	1,834	0.22%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9)	First Lien Debt	S + 4.50%	8.17%	6/1/2029	7,967	7,885	7,972	0.94%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	6/1/2029	817	814	818	0.10%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.16%	6/29/2027	4,465	4,455	4,454	0.52%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.75%	9.45%	6/29/2027	326	325	326	0.04%
Total Services: Business							300,140	285,158	33.59%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 4.50%	8.14%	8/2/2028	3,384	3,367	3,345	0.39%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.14%	8/2/2028	3,092	1,935	1,900	0.22%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 1.00%	4.95% (Cash) 5.00% (PIK)	8/16/2028	10,154	10,169	9,422	1.11%
AMS Parent, LLC (All My Sons)	(6) (12) (14)	First Lien Debt	S + 4.75%	8.74%	10/25/2028	5,119	5,100	4,770	0.56%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/24/2030	153	152	155	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	10/24/2030	153	152	155	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 5.00%	8.73%	10/24/2029	55	25	26	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 5.00%	8.73%	10/24/2030	624	619	632	0.07%
Canopy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/28/2033	1,375	96	72	0.01%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	2/28/2033	1,625	1,616	1,597	0.19%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	22	—	(1)	—%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	79	77	74	0.01%
Excel Fitness Consolidator LLC	(6)	First Lien Debt	S + 4.75%	8.48%	4/29/2030	10,169	10,112	9,994	1.18%
Excel Fitness Consolidator LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	4/29/2030	1,892	1,883	1,860	0.22%
Legacy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	100	4	3	—%
Legacy Service Partners, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	48	40	39	—%
Legacy Service Partners, LLC	(12)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	58	57	57	0.01%
Legacy Service Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.23%	11/10/2031	17,459	17,408	17,356	2.04%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt	S + 5.75%	9.52%	6/15/2028	3,829	3,816	3,669	0.43%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.52%	6/15/2028	288	288	276	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	649	649	566	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	654	654	570	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	741	734	630	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,703	2,680	2,298	0.27%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	234	234	199	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,107	4,797	4,733	0.56%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,578	4,578	4,520	0.53%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	6,604	6,604	6,520	0.77%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.41%	12/6/2027	2,437	2,437	2,437	0.29%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/6/2027	211	211	211	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/6/2027	3,231	3,229	3,231	0.38%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Perennial Services Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	12/23/2032	5,281	2,571	2,359	0.28%
Perennial Services Group, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.23%	12/23/2032	7,228	7,195	6,938	0.82%
Yard-Nique, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	9/29/2028	161	—	(1)	—%
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	9/29/2028	837	832	832	0.10%
Total Services: Consumer							94,321	91,444	10.76%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.45%	7/18/2028	11,948	11,889	11,948	1.41%
Total Sovereign & Public Finance							11,889	11,948	1.41%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.24%	11/17/2027	5,617	5,617	5,617	0.66%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	11/17/2027	1,684	1,684	1,684	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	1,032	1,028	1,032	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	1,782	1,775	1,782	0.21%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	9,796	9,785	9,796	1.15%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.74%	4/16/2027	1,281	1,276	1,281	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.46%	10/16/2029	1,652	359	346	0.04%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.42%	10/16/2029	18,043	17,898	17,897	2.11%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	10/16/2029	4,247	4,230	4,213	0.50%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	8.73%	6/27/2029	18,746	18,646	18,746	2.21%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.58%	4/3/2028	7,120	7,098	6,692	0.79%
Total Telecommunications							69,396	69,086	8.14%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.33% (Cash) 4.25% (PIK)	2/3/2028	264	264	143	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.33% (Cash) 4.25% (PIK)	2/3/2028	918	917	496	0.06%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.33% (Cash) 4.25% (PIK)	2/3/2028	186	185	100	0.01%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.33% (Cash) 4.25% (PIK)	2/3/2028	4,481	4,481	2,420	0.29%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12) (16)	First Lien Debt	S + 2.50%	6.33% (Cash) 4.25%(PIK)	2/3/2028	1,395	1,368	753	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	Revolving Loan	P + 6.75%	13.50% (PIK)	7/17/2031	274	274	274	0.03%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.25%	10.06%	12/23/2026	8,009	7,990	7,942	0.93%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	7.92%	11/15/2029	21,548	21,444	21,541	2.54%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	7.90%	11/15/2029	3,563	3,547	3,562	0.42%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	13.75% (PIK)	6/30/2029	5,331	5,197	5,184	0.60%
SEKO Global Logistics Network, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 10.50%	4.67% (Cash) 9.50% (PIK)	11/27/2029	73	57	57	0.01%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 10.50%	4.67% (Cash) 9.50% (PIK)	11/27/2029	137	137	137	0.02%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	13.67% (PIK)	11/27/2029	500	494	500	0.06%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	10.67% (PIK)	5/27/2030	1,842	1,842	1,055	0.12%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	7.99%	3/19/2027	2,708	2,692	2,708	0.32%
Total Transportation: Cargo							50,889	46,872	5.52%

Transportation: Consumer
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6)	First Lien Debt	S + 4.50%	8.14%	2/14/2031	10,428	10,356	10,236	1.21%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.15%	2/14/2031	3,040	—	(56)	(0.01)%
Firstline Road Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	5/1/2033	36	—	—	—%
Firstline Road Solutions, LLC	(12)	First Lien Debt	S + 4.50%	8.23%	5/1/2033	64	63	63	0.01%
Total Transportation: Consumer							10,419	10,243	1.21%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.40%	8/27/2031	10,303	10,223	10,264	1.21%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.38%	8/27/2031	2,612	1,136	1,136	0.13%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.40%	8/27/2031	1,925	(14)	(7)	—%
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.18%	10/21/2032	63	13	12	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.17%	10/21/2032	37	37	36	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	8/14/2030	21	—	—	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.73%	8/14/2030	79	78	77	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/28/2032	383	—	—	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.50%	8.17%	4/28/2032	352	43	44	0.01%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.23%	4/28/2032	2,709	2,702	2,709	0.32%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.08%	4/3/2030	1,636	—	(69)	(0.01%)
Pinnacle Supply Partners, LLC	(6) (12)	First Lien Debt	S + 6.25%	10.01%	4/3/2030	6,181	6,107	5,919	0.70%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S +6.25%	10.06%	4/3/2030	1,962	1,958	1,879	0.22%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	9/30/2032	1,228	1,121	1,119	0.13%
RMS Energy Borrower LLC	(6)	First Lien Debt	S + 4.50%	8.23%	9/30/2032	6,718	6,689	6,693	0.79%
Total Utilities: Electric							30,093	29,812	3.51%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.50%	8.17%	2/21/2031	7,719	7,669	7,673	0.90%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.16%	2/21/2031	3,014	2,443	2,425	0.29%
Total Utilities: Water							10,112	10,098	1.19%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	1/19/2029	1,947	1,929	1,917	0.23%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.32%	1/19/2029	11,445	11,348	11,270	1.32%
ISG Enterprises, LLC (Industrial Service Group)	(6) (12)	First Lien Debt	S + 5.75%	9.41%	12/7/2028	6,360	6,302	6,197	0.73%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.41%	12/7/2028	3,312	3,306	3,227	0.38%
Total Wholesale							22,885	22,611	2.66%

Total Debt Investments							$1,908,706	$1,859,112	218.96%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$2,821	0.33%
Total Aerospace & Defense					1,530	2,821	0.33%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	195	0.02%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	654	0.08%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,324	0.16%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,173	0.26%

Banking, Finance, Insurance & Real Estate
BayPine Regal Co-Invest, LP	(8) (12) (17)	Partnership Interests	5/8/2026	1,000	1,000	1,000	0.12%
Total Banking, Finance, Insurance & Real Estate					1,000	1,000	0.12%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common	7/13/2022	15,373	2,008	1,228	0.14%
Razor Light Topco, L.P. (f/k/a Lonestar Polaris Topco, LP)	(8) (12)	Class A Units	2/6/2026	323,130	323	326	0.04%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	1,024	1,017	893	0.10%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	303	0.04%
Total Beverage, Food & Tobacco					4,051	2,750	0.32%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Capital Equipment
ATL GSE Holdings, LP (SkyMark Refuelers)	(8) (12)	Class A Units	12/16/2025	63	63	70	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Series A Preferred Stock	5/19/2022	24	249	351	0.04%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	—	—%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Preferred Units	3/1/2023	148	148	184	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	759	0.09%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	6,254	0.74%
Total Capital Equipment					5,270	7,618	0.90%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Stock	6/6/2025	314,809	1,595	—	—%
Total Chemicals, Plastics & Rubber					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (11) (12) (17)	Limited Partnership Interests	5/2/2025	846,770	865	1,724	0.20%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F interests	5/26/2023	1,272,139	1,274	1,862	0.22%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,310	0.15%
RPI Investments LP (Rose Paving)	(8) (12)	Class A Units	11/27/2024	690	100	99	0.01%
Total Construction & Building					3,134	4,995	0.58%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (11) (12) (17)	Limited Partnership Interest	9/3/2025	1,444	1,444	2,039	0.24%
Total Consumer Goods: Durable					1,444	2,039	0.24%

Consumer Goods: Non-durable
AUA Famiglia Co-Investors Feeder, LLC	(8) (12)	Units	5/1/2026	1,709	1,801	1,709	0.20%
FBG Holdings LLC (Foodservices Brand Group)	(8) (12)	Common Units	8/8/2025	66	512	331	0.04%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	399	0.05%
Total Consumer Goods: Non-durable					2,483	2,439	0.29%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	188	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	555	28	32	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	98	0.01%
Total Containers, Packaging & Glass					1,307	318	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	599	0.07%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	AA Equity Co-Invest	2/7/2023	245	245	—	—%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	755	0.09%
OneSmile, LLC (Smile Brands)	(8) (12)	Series E-2 Units	4/14/2026	1,522	—	—	—%
OneSmile, LLC (Smile Brands)	(8) (12)	Preferred Units	4/14/2026	461	—	—	—%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	Limited Partnership Interests	3/17/2025	779,607	782	1,362	0.16%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	806	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Partnership Interest	9/10/2025	483,000	495	677	0.08%
Total Healthcare & Pharmaceuticals					4,379	4,199	0.49%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	LP Interests	10/1/2025	60	60	83	0.01%
Myriad Investment Holdings, L.P. (Smart Wave)	(8) (12)	Series B-2 Units	1/6/2026	178,105	158	141	0.02%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	375	0.04%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	LP Interests	11/7/2025	500,000	501	500	0.06%
Total High Tech Industries					1,032	1,099	0.13%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	819	0.10%
CVI Group Holding Company, LLC (Corporate Visions, Inc.)	(8) (12)	Common Class A Units	3/5/2026	15,113,838	—	—	—%
CVI Group Holding Company, LLC (Corporate Visions, Inc.)	(8) (12)	Preferred Equity Units	3/5/2026	329	—	—	—%
Total Media: Diversified & Production					853	819	0.10%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	101	112	0.01%
Certus NDT Group Holdings, LLC	(8) (12)	Class A Units	2/11/2026	245	245	252	0.03%
Concord FG Holdings, LP (E78)	(8) (12)	Class A Common Units	12/1/2021	816	496	536	0.06%
Crimson FLS TopCo, L.P.	(8) (12)	Class A Units	2/18/2026	30,000	3,000	2,981	0.35%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Limited Partnership Units	7/1/2024	2,424	320	319	0.04%
Harvest Group Topco Holdings, LP	(8) (12)	Class A Common Unit	3/2/2026	3,000	—	—	—%
Harvest Group Topco Holdings, LP	(8) (12)	Preferred units	3/2/2026	3,000	3,000	3,103	0.37%
KKEMP Blocked Co-Invest, LP	(8) (12)	Limited Partnership Interests	7/15/2025	1,000	1,000	1,160	0.14%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Units	7/17/2023	790	790	1,104	0.13%
M&S Group Holdings,LLC	(8) (12)	Common Units	12/23/2025	2,998	300	298	0.04%
NMS VONA Case Management Acquisition, LP	(8) (12) (17)	Class A Common Units	11/25/2025	2,793	1,500	2,066	0.24%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partner Interests	9/29/2025	483,000	485	519	0.06%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Membership Interests	1/31/2023	1,173	117	185	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	494	0.06%
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	70	0.01%
Rocket Ultimate LP	(8) (12)	Class A Units	2/19/2026	2,982,000	2,982	2,982	0.35%
Schill Blocker Agg, LLC	(8) (12) (17)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	2,979	0.35%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
STech Investors, LP (Sentinel Technologies)	(8) (12)	Class A Unit	11/3/2025	961	96	113	0.01%
TBG Acquisitions, Inc.	(8) (12)	Series A-1 Preferred Stock	6/12/2026	1,000	1,000	1,000	0.12%
Uplift Investors Finch Co-Invest Fund, LP	(8) (12) (17)	Limited Partnership Interests	3/31/2026	1,000,000	1,000	1,000	0.12%
Total Services: Business					20,997	21,273	2.51%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
CHS Investors, LLC (Columbia Home Services)	(8) (12)	Class B Units	5/27/2025	576	83	49	0.01%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,246	0.14%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/8/2022	2,432	243	73	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	16	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	655	0.08%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (11) (12)	Purchased Units	3/31/2022	282	282	57	0.01%
Total Services: Consumer					2,230	2,096	0.25%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,620	0.19%
Total Sovereign & Public Finance					634	1,620	0.19%

Transportation: Cargo
EVE Bison Co-Invest A, LP	(8) (12) (17)	Limited Partner Interest	6/10/2026	1,000,000	1,000	1,000	0.12%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	410	0.05%
Total Transportation: Cargo					6,240	1,410	0.17%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	86	0.01%
Total Utilities: Electric					280	86	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Unit	2/21/2024	4,005	400	579	0.07%
Total Utilities: Water					400	579	0.07%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	12/5/2025	486	49	51	0.01%
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	420	0.05%
Total Wholesale					449	471	0.06%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Total Equity Investments					$62,828	$59,805	7.05%

Total Investments					$1,971,534	$1,918,917	226.01%

Cash Equivalents	Interest Rate	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund - Institutional Class	3.55%	38,481,634	$38,482	$38,482	4.53%
First American Government Obligations Fund - Class Z	3.54%	2,276,874	2,277	2,277	0.27%
Total Cash Equivalents			$40,759	$40,759	4.80%

Total Investments and Cash Equivalents			$2,012,293	$1,959,676	230.81%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$8,534	$8,534	—
Total Derivatives - Interest Rate Swaps							$8,534	$8,534	—
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2026. As of June 30, 2026, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.65%, 3.73%, 3.85%, and 3.99%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $848,965 as of June 30, 2026.
(6)Denotes that all or a portion of the assets are owned by CLO-I, CLO-II and/or CLO-III (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of June 30, 2026, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of June 30, 2026, the Company held eighty-six restricted securities with an aggregate fair value of $59,805, or 7.05% of the Company’s net assets.
(9)Investment is a unitranche position.
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
June 30, 2026
(amounts in thousands, except share amounts)

(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 4.62% of the Company's total assets calculated in accordance with the 1940 Act.
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
(16)Loan was on non-accrual status as of June 30, 2026.
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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.43%	11/17/2027	5,649	5,649	5,649	0.65%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	11/17/2027	1,789	1,789	1,789	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,037	1,030	1,042	0.12%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,791	1,779	1,799	0.21%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	9,847	9,826	9,847	1.13%
MBS Holdings, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	1,288	1,278	1,288	0.15%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	1,653	209	201	0.02%
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.69%	10/16/2029	18,135	17,964	18,048	2.06%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	4,271	4,250	4,251	0.49%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	8.67%	6/27/2029	18,847	18,728	18,866	2.15%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.88%	4/3/2028	7,125	7,094	6,833	0.78%
Total Telecommunications							69,596	69,613	7.96%

Transportation: Cargo
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	262	262	219	0.03%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(6) (9)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	908	907	759	0.09%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	184	183	153	0.02%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	4,433	4,433	3,703	0.42%
A&R Logistics Holdings, Inc. (Quantix SCS, LLC)	(9) (12)	First Lien Debt	S + 2.50%	6.64% (Cash) 4.25% (PIK)	2/3/2028	1,380	1,375	1,153	0.13%
Armstrong Midco, LLC (Armstrong Transport Group)	(12)	Subordinated Debt	N/A	17.00% (PIK)	6/30/2027	1,311	1,300	1,299	0.15%
Armstrong Transport Group, LLC	(12)	Subordinated Debt	N/A	7.00% (Cash) 7.00% (PIK)	6/30/2027	8,173	8,093	8,090	0.92%
FSK Pallet Holding Corp. (Kamps Pallets)	(6) (12)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	9,102	9,057	8,972	1.03%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.50%	8.54%	11/15/2029	21,660	21,534	21,562	2.46%
Kenco PPC Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	3,581	3,561	3,565	0.41%
Kenco PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.54%	11/15/2029	4,111	(30)	(19)	—%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	8.75% (Cash) 5.00% (PIK)	6/30/2029	5,200	5,112	5,074	0.58%
SEKO Global Logistics Network, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 10.00%	14.20%	11/27/2029	73	—	—	—%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	130	130	130	0.01%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	11/27/2029	467	460	467	0.05%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	14.20%	5/27/2030	1,746	1,746	1,436	0.16%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	7.92%	3/19/2027	2,723	2,696	2,723	0.31%
Total Transportation: Cargo							60,819	59,286	6.77%

Transportation: Consumer
EVDR Purchaser, Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	10,480	10,400	10,430	1.19%
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	2/14/2031	3,040	—	(15)	—%
Total Transportation: Consumer							10,400	10,415	1.19%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.47%	8/27/2031	10,355	10,268	10,380	1.19%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/27/2031	2,615	(11)	6	—%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.47%	8/27/2031	1,925	(16)	5	—%
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	63	1	—	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	37	37	37	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	8/14/2030	21	—	—	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.67%	8/14/2030	79	79	79	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	4/28/2032	517	—	(2)	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.42%	4/28/2032	352	(1)	(1)	—%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.42%	4/28/2032	2,581	2,573	2,572	0.29%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,636	—	(77)	(0.01%)
Pinnacle Supply Partners, LLC	(6)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	6,212	6,129	5,920	0.68%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.12%	4/3/2030	1,972	1,965	1,879	0.21%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	1,231	(3)	(7)	—%
RMS Energy Borrower LLC	(6) (12)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	6,752	6,719	6,716	0.77%
Total Utilities: Electric							27,740	27,507	3.14%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Water
USA Water Intermediate Holdings, LLC	(6)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	7,758	7,700	7,759	0.89%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/21/2031	3,025	2,029	2,029	0.23%
Total Utilities: Water							9,729	9,788	1.12%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,951	1,930	1,923	0.22%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	11,475	11,357	11,306	1.30%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	6,393	6,323	6,239	0.71%
ISG Enterprises, LLC (Industrial Service Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	3,329	3,321	3,249	0.37%
Total Wholesale							22,931	22,717	2.60%

Total Debt Investments							$1,953,303	$1,917,994	219.15%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments
Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$1,939	0.22%
Total Aerospace & Defense					1,530	1,939	0.22%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	324	0.04%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	567	0.06%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,228	0.14%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments
Total Automotive					3,520	2,119	0.24%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common Units	7/13/2022	15,373	2,008	1,983	0.23%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Unit	10/5/2023	954	954	808	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	266	0.03%
Total Beverage, Food & Tobacco					3,665	3,057	0.35%

Capital Equipment
ATL GSE Holdings, LP	(8) (12)	Class A Units	12/16/2025	62,795	63	63	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Series A Preferred Stock	5/19/2022	24	249	710	0.08%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	22	—%
EFC Holdings, LLC (EFC International)	(8) (12)	Series A Preferred Units	3/1/2023	148	148	185	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	887	0.10%
Lapmaster Co-Investment, LLC (Precision Surfacing Solutions)	(8) (12)	Common Units	10/5/2022	3,750,000	3,750	8,153	0.93%
Total Capital Equipment					5,270	10,020	1.14%

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Units	6/6/2025	315,000	1,595	—	—%
Chemicals, Plastics & Rubber Total					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (11) (12) (17)	Common Units	5/2/2025	846,770	865	854	0.10%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F Units	5/26/2023	1,272,139	1,272	1,824	0.20%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,283	0.15%
RPI Investments LP (Rose Paving)	(8) (12)	Limited Partnership Interests	11/27/2024	690	100	68	0.01%
Total Construction & Building					3,132	4,029	0.46%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (11) (12) (17)	Limited Partnership Interests	9/3/2025	1,500	1,445	2,029	0.23%
Total Consumer Goods: Durable					1,445	2,029	0.23%
Consumer Goods: Non-durable
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments
FBG Holdings LLC	(8) (12)	Common Units	8/8/2025	66	512	511	0.06%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	381	0.04%
Total Consumer Goods: Non-durable					682	892	0.10%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	191	0.02%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	283	14	15	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	234	0.03%
Total Containers, Packaging & Glass					1,293	440	0.05%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	AA Equity Co-Invest	3/30/2023	399,904	400	406	0.05%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	AA Equity Co-Invest	2/7/2023	245	245	—	—%
NP/BF Holdings, L.P.	(8) (12)	AA Equity Co-Invest	4/30/2025	1,000	1,000	1,000	0.11%
RCP Nats Co-Investment Fund LP	(8) (12) (17)	LP Interests	3/17/2025	1,000,000	1,003	1,304	0.15%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (12)	AA Equity Co-Invest	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	784	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Limited Partnership Interests	9/10/2025	483,000	495	595	0.07%
Total Healthcare & Pharmaceuticals					4,600	4,089	0.47%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	LP Interests	10/1/2025	60	60	60	0.01%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	LP Interests	11/7/2025	500,000	501	500	0.06%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	265	0.03%
Total High Tech Industries					874	825	0.10%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	253	0.03%
Total Media: Diversified & Production					853	253	0.03%

Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	101	99	0.01%
CDL Marketing Group, LLC (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
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
Transportation: Cargo
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollar amounts in thousands, including share data)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	603	0.07%
Total Transportation: Cargo					5,240	603	0.07%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	104	0.01%
Total Utilities: Electric					280	104	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,781	478	714	0.08%
Total Utilities: Water					478	714	0.08%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	400	0.05%
Lettermen's Parent Holding, LLC	(8)	Common Units	12/5/2025	486	49	49	0.01%
Total Wholesale					449	449	0.06%

Total Equity Investments					$47,904	$44,455	5.08%

Total Investments					$2,001,207	$1,962,449	224.23%

Cash Equivalents	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund - Institutional Class	3.64%	51,279	$51,279	$51,279	5.86%
First American Government Obligations Fund - Class Z	3.64%	2,648	2,648	2,648	0.3%
Total Cash Equivalents			$53,927	$53,927	6.16%

Total Investments and Cash Equivalents			$2,055,134	$2,016,376	230.39%

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
(amounts in thousands, except share and per share data)

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
(amounts in thousands, except share and per share data)
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Company did not hold any restricted cash. As of June 30, 2026 and December 31, 2025, the Company held $40,759 and $53,927 of cash equivalents, respectively.
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
(amounts in thousands, except share and per share data)
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
(amounts in thousands, except share and per share data)
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and six months ended June 30, 2026, the Company earned $2,391 and $5,513, respectively, in PIK income provisions, representing 5.39% and 6.09% of total investment income, respectively. For the three and six months ended June 30, 2025, the Company earned $2,264 and $4,629, respectively, in PIK income provisions, representing 4.26% and 4.34% of total investment income, respectively.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the three and six months ended June 30, 2026, the Company did not earn any dividend income on its equity investments. For the three and six months ended June 30, 2025, the Company earned $116 and $116, respectively, of dividend income on its equity investments
Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2026, the Company earned other income of $129 and $403, respectively, primarily related to prepayment and amendment fees. For the three and six months ended June 30, 2025, the Company earned other income of $539 and $914, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of June 30, 2026, the Company had investments in nine portfolio companies on non-accrual status with an aggregate fair value of $29,149 which represented approximately 1.52% of total investments at fair value. As of December 31, 2025, the Company had investments in four portfolio companies on non-accrual status with an aggregate fair value of $9,744, which represented approximately 0.50% of total investments at fair value.
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
(amounts in thousands, except share and per share data)

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

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and six months ended June 30, 2026, and for the three and six months ended June 30, 2025, the Company did not incur any excise tax expense.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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
3. INVESTMENTS
As of June 30, 2026 and December 31, 2025, the Company's investments consisted of the following (amounts in thousands):

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,757,979	$1,719,505	89.61%	$1,773,647	$1,756,620	89.51%
Subordinated Debt[1]	150,727	139,607	7.28%	179,656	161,374	8.22%
Equity Investments	62,828	59,805	3.11%	47,904	44,455	2.27%
Total	$1,971,534	$1,918,917	100.00%	$2,001,207	$1,962,449	100.00%
____________________
1As of June 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,041, mezzanine debt of $77,229 and structured debt of $1,337; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $62,705, mezzanine debt of $84,740 and structured debt of $3,282.
As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of June 30, 2026 and December 31, 2025 was as follows:

Industry	June 30, 2026	December 31, 2025
Aerospace & Defense	0.77%	1.71%
Automotive	2.61%	3.28%
Banking, Finance, Insurance & Real Estate	4.10%	4.01%
Beverage, Food & Tobacco	8.14%	7.62%
Capital Equipment	6.04%	5.75%
Chemicals, Plastics & Rubber	1.04%	1.10%
Construction & Building	7.21%	6.90%
Consumer Goods: Durable	1.27%	1.25%
Consumer Goods: Non-durable	1.71%	1.61%
Containers, Packaging & Glass	4.09%	4.02%
Energy: Electricity	1.62%	1.56%
Environmental Industries	4.83%	4.52%
Healthcare & Pharmaceuticals	18.82%	18.19%
High Tech Industries	4.34%	4.03%
Hotel, Gaming & Leisure	0.18%	0.17%
Media: Advertising, Printing & Publishing	0.96%	0.93%
Media: Diversified & Production	0.75%	0.83%
Services: Business	15.97%	17.24%
Services: Consumer	4.87%	4.33%
Sovereign & Public Finance	0.71%	0.69%
Telecommunications	3.60%	3.55%
Transportation: Cargo	2.52%	3.05%
Transportation: Consumer	0.53%	0.53%
Utilities: Electric	1.56%	1.41%
Utilities: Water	0.56%	0.54%
Wholesale	1.20%	1.18%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,887,942	$1,835,532	95.65%	216.21%
Canada	43,034	43,149	2.25%	5.08%
Germany	27,683	27,843	1.45%	3.28%
United Kingdom	12,875	12,393	0.65%	1.46%
Total	$1,971,534	$1,918,917	100.00%	226.03%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,917,138	$1,878,290	95.71%	214.62%
Canada	43,215	43,408	2.21%	4.96%
Germany	27,806	28,064	1.43%	3.21%
United Kingdom	13,048	12,687	0.65%	1.45%
Total	$2,001,207	$1,962,449	100.00%	224.24%
As of June 30, 2026 and December 31, 2025, on a fair value basis, 94.21% and 94.07%, respectively, of the Company’s debt investments earn interest at a floating rate, and 5.79% and 5.93%, respectively, of the Company’s debt investments earn interest at a fixed rate.
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
As of June 30, 2026 and June 30, 2025, the interest rate swap was in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedge items are recorded in interest and debt financing expenses on    the consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recognized $13 and $19 of unrealized gains related to the interest rate swap and the hedged item, respectively. For the three and six months ended 2025, the Company recognized $3 and $39 of unrealized gains related to the interest rate swap and the hedged item, respectively, which are included in interest and debt financing expenses on the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the fair value of the interest rate swap was $8,534 and $14,965, respectively, and is included within derivative asset, at fair value in the consolidated statements of assets and liabilities, not taking into account collateral posted, which is recorded separately. As of June 30, 2026 and December 31, 2025, there was $9,190 and $14,750 of collateral received to cover collateral obligations under the terms of the ISDA Master Agreement, respectively, which is included in collateral due to broker on the consolidated statements of assets and liabilities.
The table below presents the carrying value of the unsecured borrowings as of June 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$303,407	$3,407	$309,915	$9,915

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of June 30, 2026 and December 31, 2025, according to the fair value hierarchy:

As of June 30, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$10,423	$1,709,082	$—	$1,719,505
Subordinated Debt (1)	—	6,202	133,405	—	139,607
Equity Investments	—	—	42,830	16,975	59,805
Cash Equivalents	40,759	—	—	—	40,759
Total investments and cash equivalents	$40,759	$16,625	$1,885,317	$16,975	$1,959,676
Derivative asset	—	8,534	—	—	8,534
Total	$40,759	$25,159	$1,885,317	$16,975	$1,968,210
______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $61,041, mezzanine debt of $77,229 and $1,337 of structured debt.
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
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	As of and for the Three Months Ended June 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of March 31, 2026	$1,766,514	$141,910	$41,372	$1,949,796
Purchase of investments and other adjustments to cost (1)	18,129	1,828	2,798	22,755
Proceeds from principal repayments and sales of investments (1)	(56,131)	(11,318)	—	(67,449)
Payment-in-kind interest	755	1,519	—	2,274
Amortization of premium/accretion of discount, net	677	82	—	759
Net realized gain (loss) on investments	405	(11,665)	—	(11,260)
Net change in unrealized appreciation (depreciation) on investments	(16,134)	11,049	(1,340)	(6,425)
Transfers out of Level 3 (2)	(5,133)	—	—	(5,133)
Transfers to Level 3 (2)	—	—	—	—
Balance as of June 30, 2026	$1,709,082	$133,405	$42,830	$1,885,317

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2026	$(16,081)	$10,962	$(1,340)	$(6,459)

	As of and for the Six Months Ended June 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of December 31, 2025	$1,748,505	$155,198	$32,179	$1,935,882
Purchase of investments and other adjustments to cost (1)	89,867	5,088	12,158	107,113
Proceeds from principal repayments and sales of investments (1)	(105,648)	(26,455)	(112)	(132,215)
Payment-in-kind interest	1,688	3,708	—	5,396
Amortization of premium/accretion of discount, net	1,618	179	—	1,797
Net realized gain (loss) on investments	(3,117)	(11,465)	34	(14,548)
Net change in unrealized appreciation (depreciation) on investments	(21,341)	7,152	(1,429)	(15,618)
Transfers out of Level 3 (2)	(2,490)	—	—	(2,490)
Transfers to Level 3 (2)	—	—	—	—
Balance as of June 30, 2026	$1,709,082	$133,405	$42,830	$1,885,317

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of June 30, 2026	$(25,267)	$5,819	$(1,429)	$(20,877)
_______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2026 and December 31, 2025 were as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Investment Type	Fair Value at June 30, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,628,254	Yield Method	Market Yield Discount Rates	7.69%	24.50%	9.96%
First-Lien Debt	34,498	Market Approach	EBITDA Multiple	4.50x	11.50x	7.73x
First-Lien Debt	7,376	Market Approach	Revenue Multiple	0.30x	0.65x	0.50x
Subordinated Debt	118,101	Yield Method	Market Yield Discount Rates	10.37%	20.57%	14.87%
Subordinated Debt	7,775	Market Approach	EBITDA Multiple	10.00x	10.00x	10.00x
Subordinated Debt	2,436	Black-Scholes	EBITDA Multiple	0.90x	10.35x	6.97x
Subordinated Debt	4,113	Yield Method	Market Yield Discount Rates	22.50%	22.50%	22.50%
		Market Approach	EBITDA Multiple	10.35x	10.35x	10.35x
Equity	1,508	Yield Method	Market Yield Discount Rates	8.90%	16.41%	15.49%
Equity	38,472	Market Approach	EBITDA Multiple	4.50x	19.25x	11.84x
Equity	141	Black-Scholes	EBITDA Multiple	6.01x	12.50x	6.01x
Total	$1,842,674
First-Lien Debt, Subordinated Debt, and Equity investments in the amount of $38,954, $980, and $2,709, respectively, at June 30, 2026 have been excluded from the table above as these investments are valued using a recent transaction price.

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
First-Lien Debt, Subordinated Debt, and Equity investments in the amount of $33,701, $2,415, and $968, respectively, at December 31, 2025 have been excluded from the table above as these investments are valued using a recent transaction price.
Debt investments are generally valued using the yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected remaining life, portfolio company performance since the initial investment date, and other terms and risks associated with the investment. Among other factors, key risk determinants include the amount of leverage used by the portfolio company relative to its total enterprise value, current and projected financial performance of the portfolio company, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies, including the type of organization, similarity to the business being valued, relevant risk factors, relative size, profitability and growth expectations. Adjustments may be applied to comparable company multiples to reflect differences in size, liquidity, growth prospects, or other company-specific factors. A recent transaction, if applicable, also may be considered in the valuation if the transaction price is believed to be representative of fair value.
Equity investments are generally valued using a market approach, which utilizes market value (EBITDA or revenue) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying portfolio company, from which the fair value of the Company's investment is derived after giving consideration to the portfolio company's capital structure, including the seniority and terms of all outstanding debt and equity securities.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The significant unobservable input used under the yield method is a discount rate based on comparable market yields for similar investments. Significant increases or decreases in discount rates in isolation would result in a significantly lower or higher fair value measurement, respectively. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying portfolio company. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
Alternative valuation methodologies may be used as deemed appropriate, and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach. The selection of an alternative methodology may reflect investment-specific circumstances or market conditions that warrant consideration of additional valuation approaches.
Weighted average inputs are calculated based on the relative fair value of the investments within each investment category.
Financial Instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s debt obligations were as follows:

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Revolving Credit Facility	$46,500	$46,500	$66,000	$66,000
2025 Debt /CLO-I	320,767	319,687	321,083	321,211
2026 Debt/ CLO-II	213,000	212,392	213,286	214,003
2024 Debt/ CLO-III	213,250	213,250	213,750	214,322
2030 Notes	303,407	300,369	309,915	308,049
Total	$1,096,924	$1,092,198	$1,124,034	$1,123,585
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
On December 31, 2019, immediately prior to the Company’s election to be regulated as a BDC, the Adviser entered into an investment sub-advisory agreement with Churchill, which was subsequently amended and restated on December 11, 2020, October 7, 2021, and March 8, 2022 (the “CAM Sub-Advisory Agreement”). The Adviser has delegated substantially all of its day-to-day portfolio-management obligations under the Advisory Agreement to Churchill pursuant to the CAM Sub-Advisory Agreement. The Adviser has general oversight over the investment process on behalf of the Company and manages the capital structure of the Company, including, but not limited to, asset and liability management. The Adviser also has ultimate responsibility for the Company’s performance under the terms of the Advisory Agreement. The Adviser retains 32.5% of the management fee and incentive fees payable by the Company. The remaining amount is paid by the Adviser to Churchill as compensation for services provided by Churchill pursuant to the CAM Sub-Advisory Agreement.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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
Advisory agreements remain in effect for an initial period of two years from its respective effective date and will remain in effect on a year-to-year basis thereafter if approved annually either by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities and, in each case, a majority of our Independent Directors. Each Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the applicable investment adviser and may be terminated by either the Company or the applicable investment adviser without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate any of the Advisory Agreements without penalty. Most recently, on October 29, 2025, each of the Advisory Agreements were renewed for an additional one-year term commencing on December 1, 2025, resulting in the continuation of the Advisory Agreements until December 1, 2026.
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
For the three and six months ended June 30, 2026, base management fees were $4,933 and $9,873, respectively. For the three and six months ended June 30, 2025, base management fees were $5,179 and $9,093, respectively. As of June 30, 2026 and December 31, 2025, $4,933 and $5,048, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
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
(amounts in thousands, except share and per share data)
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
(amounts in thousands, except share and per share data)
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

For the three and six months ended June 30, 2026, income-based incentive fees were $646 and $2,181, respectively. For the three and six months ended June 30, 2025, income-based incentive fees were $2,827 and $5,080, respectively, of which $0 and $2,253 were waived in accordance with the terms of the Advisory Agreement. As of June 30, 2026 and December 31, 2025, $646 and $2,809 were payable to the Adviser related to income-based incentive fees, respectively. No capital gains incentive fees were incurred during the three and six months ended June 30, 2026 or 2025.
Administration Agreement
On December 31, 2019, the Company entered into an administration agreement (the "Administration Agreement"), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser or Churchill, the Administrator also may provide significant managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Global Fund Services provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement with the Administrator.
For the three and six months ended June 30, 2026, the Company incurred $593 and $1,273, respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Company incurred $490 and $1,076, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of June 30, 2026 and December 31, 2025, fees of $994 and $1,124, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
The Board consists of five members, four of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and six months ended June 30, 2026, the Company incurred $142 and $304, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Company incurred $156 and $312, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $142 and $156, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of June 30, 2026 and December 31, 2025, the Company owed the Adviser, Churchill and/or the Administrator on an aggregate basis $512 and $938, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of June 30, 2026 and December 31, 2025, asset coverage was 177.64% and 178.55%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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
For the three months ended June 30, 2026 and 2025, there were no interest expenses related to the Wells Fargo Financing Facility. For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Six Months Ended June 30,
	2026	2025 (1)
Borrowing interest expense	$—	$396
Unused fees	—	55
Amortization of deferred financing costs	—	734
Total interest and debt financing expenses	$—	$1,185
______________
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of June 30, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
For the three months ended June 30, 2026 and 2025, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$1,094	$2,245
Unused fees	239	204
Amortization of deferred financing costs	118	119
Total interest and debt financing expenses	$1,451	$2,568
For the six months ended June 30, 2026 and 2025, the components of interest expense related to the Revolving Credit Facility were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,277	$4,302
Unused fees	471	416
Amortization of deferred financing costs	235	235
Total interest and debt financing expenses	$2,983	$4,953
CLO-I
On May 20, 2022 (the “CLO-I Original Closing Date”), the Company completed a $448,325 term debt securitization (the “2022 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, a direct, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199,000 of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34,250 of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47,250 of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31,500 of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27,000 of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and $79,325 of Subordinated 2022 Notes, which do not bear interest. The Company directly owned all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes were eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the CLO-I Original Closing Date, pursuant to which certain lenders (the “CLO-I Lenders”) committed to make $30,000 of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions.
The 2022 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt included customary covenants and events of default. The 2022 Debt was not registered under the Securities Act, or any state “blue sky” laws.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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

As part of the CLO-I Refinancing, CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-I Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Debt matures on April 20, 2038 and may be optionally redeemed or prepaid on or after April 20, 2027.

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
For the three months ended June 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$4,143	$4,753
Amortization of debt issuance costs	83	82
Total interest and debt financing expenses	$4,226	$4,835
For the six months ended June 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$8,275	$9,796
Amortization of debt issuance costs	165	873
Total interest and debt financing expenses	$8,440	$10,669

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
CLO-II
On December 7, 2023 (the “CLO-II Original Closing Date”), the Company completed a $298,060 term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, a direct, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consisted of $2,000 of AAA Class X 2023 Notes, which bore interest at the three-month Term SOFR plus 2.00%, $100,500 of AAA Class A-1 2023 Notes, which bore interest at the three-month Term SOFR plus 2.35%; $37,500 of AA Class B 2023 Notes, which bore interest at three-month Term SOFR plus 3.20% and approximately $83,060 of Subordinated 2023 Notes, which did not bear interest. The Company directly owned all of the Subordinated 2023 Notes and as such, these notes were eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the CLO-II Original Closing Date, pursuant to which certain lenders (the “CLO-II Lenders”) committed to make $25,000 of AAA Class A-L-A 2023 Loans and $50,000 AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bore interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions.
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
The notes offered in the CLO-II Refinancing (the "2026 Notes") were issued by CLO-II. The 2026 Notes consist of $125,500 of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37,500 of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86,700 of Subordinated 2026 Notes, which do not bear interest and of which $83,060 were issued on the CLO-II Original Closing Date and remained outstanding on the CLO-II Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes and, as such, these notes are eliminated in consolidation.

In connection with the issuance of the 2026 Notes, CLO-II entered into a note purchase agreement with SG Americas Securities, LLC, as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the CLO-II Refinancing, CLO-II also entered into an amended and restated loan agreement (the "Class A-L-R CLO-II Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R CLO-II Lenders") committed to make $50,000 of AAA Class A-L-R 2026 Loans to CLO-II (the "2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-II Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company's investment strategy and the terms of the indenture, allowing the Company to maintain the initial leverage in the CLO-II Refinancing. The 2026 Debt matures on January 20, 2039 and may be optionally redeemed or prepaid on or after January 20, 2028.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The Company serves as collateral manager to CLO-II under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.
For the three months ended June 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$2,750	$3,663
Amortization of debt issuance costs	73	104
Total interest and debt financing expenses	$2,823	$3,767
For the six months ended June 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$5,814	$7,338
Amortization of debt issuance costs	955	175
Total interest and debt financing expenses	$6,769	$7,513

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
CLO-III
On March 14, 2024 (the “CLO-III Closing Date”), the Company completed a $296,970 term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-III, a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “CLO-III Indenture”) dated as of the CLO-III Closing Date. The 2024 Notes consist of $2,000 of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175,500 of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37,500 of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $81,970 of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes, and as such, these notes are eliminated in consolidation.

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

The Company serves as collateral manager to CLO-III under a collateral management agreement and has waived the management fee due to it in consideration for providing these services.

Subsequent to quarter ended June 30, 2026, on July 7, 2026, the Company, acting in its capacity as the collateral manager, exercised its optional redemption right pursuant to the CLO-III Indenture. See Note 12, Subsequent Events for more information.

For the three months ended June 30, 2026 and 2025, the components of interest expense related to CLO-III were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$3,120	$3,459
Amortization of debt issuance costs	99	99
Total interest and debt financing expenses	$3,219	$3,558
For the six months ended June 30, 2026 and 2025, the components of interest expense related to CLO-III were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$6,232	$6,932
Amortization of debt issuance costs	198	198
Total interest and debt financing expenses	$6,430	$7,130

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
Unsecured Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.65% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.65% per year payable semi-annually in arrears on March 15 and September 15 of each year. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

For the three months ended June 30, 2026 and 2025, the component of interest expense related to the 2030 Notes were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$4,641	$5,163
Accretion of original issue discount	27	28
Amortization of deferred issuance costs	191	189
Net fair value adjustment for hedging transaction	(13)	(3)
Total interest and debt financing expenses	$4,846	$5,377

For the six months ended June 30, 2026 and 2025, the component of interest expense related to the 2030 Notes were as follows:

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$9,277	$8,954
Accretion of original issue discount	55	49
Amortization of deferred issuance costs	379	334
Net fair value adjustment for hedging transaction	(19)	(39)
Total interest and debt financing expenses	$9,692	$9,298

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
On January 22, 2025, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	2030 Notes	CLO-I	CLO-II	CLO-III	Revolving Credit Facility	Total
Total Commitment	$300,000	$320,767	$213,000	$213,250	$325,000	$1,372,017
Amount Outstanding (1)	300,000	320,767	213,000	213,250	46,500	1,093,517
Unused Portion (2)	—	—	—	—	278,500	278,500
Amount Available (3)	—	—	—	—	278,500	278,500
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
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$15,748	$19,283
Unused fees	239	204
Accretion of original issue discount	27	28
Amortization of deferred financing or issuance costs	564	593
Net fair value adjustment for hedging transaction	(13)	(3)
Total interest and debt financing expenses	$16,565	$20,105
Average interest rate (1)	5.72%	6.62%
Average daily borrowings	$1,121,085	$1,180,578
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$31,875	$37,718
Unused fees	471	471
Accretion of original issue discount	55	49
Amortization of deferred financing or issuance costs	1,932	2,549
Net fair value adjustment for hedging transaction	(19)	(39)
Total interest and debt financing expenses	$34,314	$40,748
Average interest rate (1)	5.80%	6.59%
Average daily borrowings	$1,124,134	$1,168,419
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of June 30, 2026 and December 31, 2025:

	Payments Due by Period
As of June 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$46,500	$—	$—	$46,500	$—
CLO-I	320,767	—	—	—	320,767
CLO-II	213,000	—	—	—	213,000
CLO-III	213,250	—	—	—	213,250
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,093,517	$—	$—	$346,500	$747,017

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	$—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. While future events could occur that might lead to the enforcement of these provisions against the Company, the Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 and December 31, 2025 for any such exposure.
As of June 30, 2026 and December 31, 2025, the Company had the following unfunded investment commitments:

Portfolio Company	June 30, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$1,157	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	1,438	1,822
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
All4 Buyer, LLC - Delayed Draw Loan	1,502	1,812
Alta Buyer, LLC - Revolving Loan	2,209	—
AmerCareRoyal, LLC - Delayed Draw Loan	—	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Revolving Loan	30	41
Aprio Advisory Group, LLC - Delayed Draw Loan	85	92
Aprio Advisory Group, LLC - Revolving Loan	8	8
ARC Health OPCO, LLC - Delayed Draw Loan	1,222	1,222
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	—	305
Arctiq, Inc. - Delayed Draw Loan	1,315	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379
Astra Service Partners, LLC - Delayed Draw Loan	12	25
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	2,510	2,510
Bells Parent, Inc. - Revolving Loan	13	—
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	1,153	1,153
Bradford Soap International, Inc. - Delayed Draw Loan	1,000	1,000
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	5,374	5,374
Canopy Service Partners, LLC - Delayed Draw Loan	1,279	—
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	500	500
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	5,585	1,617
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	521	521
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	1,246
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,608
Columbia Home Services LLC - Delayed Draw Loan	22	22
CPL Consultants, LLC - Delayed Draw Loan	4,263	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	1,466	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,925
Davidson Hotel Company LLC - Delayed Draw Loan	715	1,010
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC) - Delayed Draw Loan	—	2,914
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	800	800
Element 78 Partners, LLC (E78) - Delayed Draw Loan	15,518	15,518
Emburse, Inc. - Delayed Draw Loan	13	13
Emburse, Inc. - Revolving Loan	14	14
Env Automation Acquisition, LLC - Delayed Draw Loan	28	33

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Environ Energy, LLC - Delayed Draw Loan	643	1,481
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	3,040	3,040
Excel Fitness Consolidator LLC - Delayed Draw Loan	—	1,897
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
Firstline Road Solutions, LLC - Delayed Draw Loan	36	—
FoodScience, LLC - Delayed Draw Loan	4,228	4,228
Force Electrical Buyerco, LLC - Delayed Draw Loan	50	62
Gannett Fleming, Inc. - Revolving Loan	853	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	—	1,481
GreyLion TGNL Holdings	153	153
Heartland Paving Partners, LLC - Delayed Draw Loan	621	621
HLSG Intermediate, LLC - Delayed Draw Loan	2	—
HMN Acquirer Corp. - Delayed Draw Loan	1,771	2,426
Impact Advisors, LLC - Delayed Draw Loan	6,186	7,143
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	21	21
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,866
Kenco PPC Buyer LLC - Delayed Draw Loan	—	4,111
Knight AcquireCo, LLC - Delayed Draw Loan	1,250	1,250
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	4,884	—
KRIV Acquisition, Inc. (Riveron) - Revolving Loan	266	—
L.A. Specialty Produce Co., LLC - Delayed Draw Loan	20	—
Lavie Group, Inc. - Delayed Draw Loan	276	276
Legacy Service Partners, LLC - Delayed Draw Loan	103	147
LH Equity Investors, L.P.	56	56
Low Voltage Holdings Inc. - Delayed Draw Loan	383	517
Low Voltage Holdings Inc. - Revolving Loan	308	352
M&S Holdings Buyer, Inc. - Delayed Draw Loan	769	769
MacKay Sposito, LLC - Delayed Draw Loan	93	—
MEI Buyer LLC - Delayed Draw Loan	1,574	1,574
Mobile Communications America, Inc. - Delayed Draw Loan	1,293	1,444
National Renovations LLC - Delayed Draw Loan	—	643
Naturpak PPC Buyer LLC - Delayed Draw Loan	867	1,111
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	72
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	311	1,068
Online Labels Group, LLC - Delayed Draw Loan	605	605
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	7,614	11,933
Ovation Holdings, Inc - Delayed Draw Loan	—	421
Perennial Services Group, LLC - Delayed Draw Loan	2,711	5,288
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	1,636
PN Buyer, Inc. - Delayed Draw Loan	1,111	1,111
RailPros Parent, LLC - Delayed Draw Loan	15	21
RailPros Parent, LLC - Revolving Loan	11	11
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	36	692
Razor Light, Inc. - Delayed Draw Loan	1,435	—
Razor Light, Inc. - Revolving Loan	1,037	—
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	1,085	1,496
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	1,780

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	—	542
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC (Repipe Specialists)	17	17
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	203	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	79	57
RMS Energy Borrower LLC - Delayed Draw Loan	105	1,231
Rose Paving, LLC - Delayed Draw Loan	—	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	855	2,710
SCIC Buyer, Inc. - Delayed Draw Loan	2,628	2,628
SEKO Global Logistics Network, LLC - Delayed Draw Loan	16	73
SI Solutions, LLC - Delayed Draw Loan	4,481	4,481
SkyMark Refuelers, LLC - Delayed Draw Loan	1,662	1,662
Smart Wave Technologies, Inc. - Delayed Draw Loan	653	—
Smith & Howard Advisory LLC - Delayed Draw Loan	—	112
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	17	—
Swoop Intermediate III, Inc. - Delayed Draw Loan	1,643	4,928
Swoop Intermediate III, Inc. - Revolving Loan	1,776	1,776
Syndigo LLC - Revolving Loan	498	592
Tau Buyer, LLC - Delayed Draw Loan	—	1,165
Tau Buyer, LLC - Revolving Loan	1,055	1,445
TBRS, Inc. - Delayed Draw Loan	1,074	1,074
TBRS, Inc. - Revolving Loan	1,294	1,406
Thompson Safety LLC - Delayed Draw Loan	77	81
Thompson Safety LLC - Revolving Loan	8	9
USA Industries Holdings LLC - Delayed Draw Loan	36	36
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	571	996
Vensure Employer Services, Inc. - Delayed Draw Loan	—	52
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,059	1,059
Vessco Midco Holdings, LLC - Delayed Draw Loan	76	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Waldo Buyer, LLC - Delayed Draw Loan	19	—
Waldo Buyer, LLC - Revolving Loan	13	—
Watermill Express, LLC - Delayed Draw Loan	1,880	1,880
WCI-Momentum Bidco, LLC - Delayed Draw Loan	17	17
Yard-Nique, Inc. - Delayed Draw Loan	161	—
Total unfunded commitments (1)	$136,626	$161,028
_______________
(1)Represents the full amount of the Company's commitments to fund investments as of such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of June 30, 2026, the Company had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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
As of June 30, 2026, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
April 29, 2026	June 30, 2026	July 28, 2026	$0.36
April 29, 2026	June 30, 2026	July 28, 2026	$0.02 (1)
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Shares(1)
February 12, 2026	March 31, 2026	April 28, 2026	59,772
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Shares(1)
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1)    In accordance with the Company's Amended DRIP, shares were purchased in the open market.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
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

The following table reflects the shares repurchased pursuant to the Prior Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Prior Company10b5-1 Plan terminated (amounts in thousands, except share and per share data):

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
(amounts in thousands, except share and per share data)
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

As of June 30, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (amounts in thousands, except share and per share data):

	Three Months Ended June 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$3,594	$16,016
Weighted average common shares outstanding - basic and diluted	49,387,065	50,183,714
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.07	$0.32

	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$12,281	$31,037
Weighted average common shares outstanding - basic and diluted	49,387,065	51,191,926
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.25	$0.61

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$17.72	$18.18
Net investment income (1)	0.82	0.98
Net realized gain (loss) (1)	(0.29)	(0.18)
Net change in unrealized gain (loss) (1)	(0.28)	(0.19)
Net increase (decrease) in net assets resulting from operations (1)	0.25	0.61
Shareholder distributions (2)	(0.78)	(1.00)
Other (3)	—	0.13
Net asset value, end of period	$17.19	$17.92

Net assets, end of period	$848,965	$887,738
Shares outstanding, end of period	49,387,065	49,548,098
Per share market value, end of period	$12.42	$16.19
Total return based on market value (4)	(1.38)%	2.57%
Total return based on net asset value (5)	2.75%	4.77%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	11.67%	12.77%
Ratio of net expenses to average net assets after waived fees (6)	11.67%	12.53%
Ratio of net investment income to average net assets (6)	9.51%	10.71%
Portfolio turnover rate (7)	5.64%	11.42%
Asset coverage ratio (8)	177.64%	179.67%
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
(6)The ratio of interest and debt financing expenses to average net assets for the six months ended June 30, 2026 and 2025 was 7.93% and 8.87% respectively. Average net assets is calculated utilizing quarterly net assets. Ratios are annualized except for the non-recurring debt issuance costs incurred in connection with our CLO transactions. Incentive fees waived is accounted for through March 31, 2025, the expiration date of the waiver and is not annualized.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026, except as discussed below.
CLO-III Redemption

On July 7, 2026 (the "Redemption Date"), the Company, acting in its capacity as the collateral manager, exercised its optional redemption right pursuant to the CLO-III Indenture. Pursuant to the optional redemption, all outstanding tranches of the 2024 Notes issued by CLO-III were redeemed in full on the Redemption Date, at par value, plus accrued and unpaid interest. The aggregate principal balance plus accrued and unpaid interest of the redeemed 2024 Notes was $297,895.

In connection with the redemption, total proceeds collected, including principal and interest, were $302,487. Proceeds were applied in accordance with the priority of payments set forth in the CLO-III Indenture. As a result of the redemption, the Company no longer holds any investment in or retains any management role with respect to CLO-III.

Joint Venture Transaction

On July 7, 2026, the Company and an unaffiliated institutional investor (the "JV Partner") formed NCDL Senior Loan Fund I LLC (the "Joint Venture"), a joint venture established for the purpose of making portfolio company investments, including first-lien senior secured debt, junior secured loans, subordinated or unsecured loans or other debt or equity investments, either directly or indirectly through its wholly owned subsidiary, NCDL Senior Loan Fund I SPV LLC (the "JV SPV"). Certain material management and investment decisions of the Joint Venture require unanimous approval of the Joint Venture's investment committee or board of managers, as applicable, each of which consists of an equal number of representatives of the Company and the JV Partner. Because the Company does not control the Joint Venture, the Company will not consolidate its investment in the Joint Venture.

Pursuant to the terms of the limited liability company agreement of the Joint Venture, the Company and the JV Partner have committed to provide capital to the Joint Venture by contributing directly to the Joint Venture and/or funding debt obligations issued by subsidiaries of the JV (including the JV SPV), totaling $92,750 and $13,250, representing an equity ownership interest of 87.5% and 12.5%, respectively. On July 9, 2026, the Company and the JV Partner initially contributed $40,688 and $5,812, respectively, by contributing equity capital to the Joint Venture and funding debt obligations issued by the JV SPV (as described below), and the Joint Venture simultaneously acquired a portfolio of first lien debt from the Company with an aggregate fair value of $148,882.

On July 9, 2026, the JV SPV entered into a senior secured credit facility (the "JV Credit Facility") with PNC Bank National Association, as administrative agent, providing for total commitments of up to $231,000. The JV Credit Facility, together with certain debt issued by the JV SPV acquired by the Company and the JV Partner, are secured by substantially all of the assets of the JV SPV.

Additional 2030 Notes Offering

On July 10, 2026, the Company issued an additional $100,000 (the "Additional 2030 Notes") in aggregate principal amount of its 2030 Notes. The Additional 2030 Notes were issued at a price of 100.12% of the aggregate principal amount of the Additional 2030 Notes, resulting in a yield-to-maturity of approximately 6.61% at issuance. The Additional 2030 Notes are treated as a single series with the 2030 Notes and have the same terms as the 2030 Notes (except for the issue date, offering price, and initial interest payment date), and are fungible and rank equally with, the 2030 Notes. In connection with the issuance of the Additional 2030 Notes, the Company entered into an interest rate swap agreement with Wells Fargo for a total notional amount of $100,000, effective September 15, 2026 and maturing March 15, 2030, pursuant to which the Company will receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month Term SOFR + 2.55%. Upon the issuance of the Additional 2030 Notes, the outstanding aggregate principal amount of the 2030 Notes is $400,000.

Dividend Declaration

On July 29, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around October 27, 2026 to shareholders of record as of September 30, 2026.

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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and six months ended June 30, 2026 and 2025 is presented below (amounts in thousands):

	Three Months Ended June 30,
	2026	2025
Net funded investment activity
New gross commitments at par [1]	$12,081	$47,698
Net investments funded	24,818	81,061
Investments sold or repaid	(67,480)	(162,202)
Net funded (repaid) investment activity	$(42,662)	$(81,141)

Gross commitments at par [1]
First-lien debt	$5,937	$45,224
Subordinated debt	1,372	100
Equity investments	4,772	2,374
Total gross commitments	$12,081	$47,698

Portfolio company activity
Portfolio companies, beginning of period	236	210
Number of new portfolio companies	11	14
Number of exited portfolio companies	(3)	(17)
Portfolio companies, end of period	244	207
Count of investments	569	492
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	9.19%	9.07%
Weighted average annual interest rate on new floating rate debt investments at par	8.48%	9.06%
Weighted average spread on new floating rate debt investments at par	4.75%	4.77%
Weighted average annual coupon on new fixed rate debt investments at par	12.27%	12.00%
Weighted average annual interest rate on exited or repaid investments at par	9.25%	9.12%
_______________________
1 Gross commitments at par includes unfunded investment commitments.

	Six Months Ended June 30,
	2026	2025
Net funded investment activity
New gross commitments at par [1]	$94,958	$213,937
Net investments funded	110,177	234,080
Investments sold or repaid	(132,495)	(310,552)
Net funded (repaid) investment activity	$(22,318)	$(76,472)

Gross commitments at par [1]
First-lien debt	$76,106	$197,219
Subordinated debt	3,516	13,330
Equity investments	15,336	3,388
Total gross commitments	$94,958	$213,937

Portfolio company activity
Portfolio companies, beginning of period	227	210
Number of new portfolio companies	24	26
Number of exited portfolio companies	(7)	(29)
Portfolio companies, end of period	244	207
Count of investments	569	492
Count of industries	26	26

New investment activity
Weighted average annual interest rate on new debt investments at par	8.54%	9.31%
Weighted average annual interest rate on new floating rate debt investments at par	8.40%	9.09%
Weighted average spread on new floating rate debt investments at par	4.72%	4.80%
Weighted average annual coupon on new fixed rate debt investments at par	10.97%	12.56%
Weighted average annual interest rate on exited or repaid investments at par	9.24%	9.11%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
As of June 30, 2026, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $76.88 million;1
•Weighted average of 2.46x interest coverage ratio for our first-lien loans;2
•Weighted average of 5.20x net leverage;3 and
•Approximately 86.24% of our debt investments have financial covenants.4
________________________________________
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
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loan investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned an internal risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 74.47% of our total investments, and 83.11% of our total first lien loan investments, in each case based upon fair value.
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
4 Represents the percentage of debt investments with one or more maintenance financial covenants.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following (amounts in thousands):

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,757,979	$1,719,505	89.61%	$1,773,647	$1,756,620	89.51%
Subordinated Debt [1]	150,727	139,607	7.28%	179,656	161,374	8.22%
Equity Investments	62,828	59,805	3.11%	47,904	44,455	2.27%
Total	$1,971,534	$1,918,917	100.00%	$2,001,207	$1,962,449	100.00%
Largest portfolio company investment	$30,809	$31,235	1.63%	$30,926	$30,870	1.57%
Average portfolio company investment	$8,080	$7,864	0.41%	$8,816	$8,645	0.44%
_____________________
1As of June 30, 2026, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $61,041, mezzanine debt of $77,229 and structured debt of $1,337 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $62,705, mezzanine debt of $84,740 and structured debt of $3,282 at cost.
As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583 at cost.

The industry composition of our portfolio as a percentage of fair value as of June 30, 2026 and December 31, 2025 was as follows:

Industry	June 30, 2026	December 31, 2025
Aerospace & Defense	0.77%	1.71%
Automotive	2.61%	3.28%
Banking, Finance, Insurance & Real Estate	4.10%	4.01%
Beverage, Food & Tobacco	8.14%	7.62%
Capital Equipment	6.04%	5.75%
Chemicals, Plastics & Rubber	1.04%	1.10%
Construction & Building	7.21%	6.90%
Consumer Goods: Durable	1.27%	1.25%
Consumer Goods: Non-durable	1.71%	1.61%
Containers, Packaging & Glass	4.09%	4.02%
Energy: Electricity	1.62%	1.56%
Environmental Industries	4.83%	4.52%
Healthcare & Pharmaceuticals	18.82%	18.19%
High Tech Industries	4.34%	4.03%
Hotel, Gaming & Leisure	0.18%	0.17%
Media: Advertising, Printing & Publishing	0.96%	0.93%
Media: Diversified & Production	0.75%	0.83%
Services: Business	15.97%	17.24%
Services: Consumer	4.87%	4.33%
Sovereign & Public Finance	0.71%	0.69%
Telecommunications	3.60%	3.55%
Transportation: Cargo	2.52%	3.05%
Transportation: Consumer	0.53%	0.53%
Utilities: Electric	1.56%	1.41%
Utilities: Water	0.56%	0.54%
Wholesale	1.20%	1.18%
Total	100.00%	100.00%
As of June 30, 2026, our estimated exposure to the software sector represented 2.42% of the total portfolio, at fair value. The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.

The weighted average yields of our investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost [1]	9.28%	9.48%
Weighted average yield on debt and income producing investments, at fair value [2]	9.42%	9.58%
Percentage of debt investments bearing a floating rate	94.21%	94.07%
Percentage of debt investments bearing a fixed rate	5.79%	5.93%
___________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of June 30, 2026 was 9.03%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025, was 9.36%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of June 30, 2026 was 9.27%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025, was 9.54%.

As of June 30, 2026, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, decreased from 9.48% to 9.28% from December 31, 2025 to June 30, 2026.

In the second quarter, private equity mergers and acquisitions activity was highly selective, as financial sponsor deal activity slowed compared to the first quarter, despite overall global mergers and acquisitions recording new highs. Private equity volumes were relatively light compared to prior periods, driven by continued market volatility, as buyers navigated geopolitical uncertainties and AI-driven disruptions. Existing portfolio companies continue to be a source of deal volume as sponsors pursue inorganic growth through buy and build strategies. The gap between strategic acquirers and private equity sponsors widened, as financial sponsors faced disciplined underwriting and tighter credit constraints. Nevertheless, substantial dry powder remains available, and a stabilization of market conditions could support a resumption of deal activity. Repayment and exit activity in private equity sponsor deals slowed significantly during the quarter amid increased macroeconomic uncertainty and AI-related sector disruptions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macro-economic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital markets volatility and upward pressure on inflation, further complicating the macro-economic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. Given that inflation remains above the Fed’s targets, expectations for rate cuts for the remainder of the year have diminished with the forward SOFR curve now showing potential rate increases. To the extent the SOFR reference rate increases, such increases could create additional burden on levered portfolio companies in servicing their debt obligations. The rapid evolution and adoption of artificial intelligence technologies may also create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could have an impact on our future results.

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
The following table shows the investment ratings of the investments in our portfolio (amounts in thousands):

	June 30, 2026			December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	110,570	5.76%	9	95,983	4.89%	5
4	1,414,550	73.72%	179	1,510,150	76.95%	173
5	186,639	9.73%	24	198,368	10.11%	24
6	150,639	7.85%	18	119,513	6.09%	17
7	32,158	1.68%	6	27,735	1.41%	5
8	6,091	0.32%	4	8,020	0.41%	2
9	—	—%	—	2,680	0.14%	1
10	18,270	0.94%	4	—	—%	—
Total	$1,918,917	100.00%	244	$1,962,449	100.00%	227
As of June 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.3 and 4.2, respectively. As of June 30, 2026, there were investments in nine portfolio companies on non-accrual with an aggregate cost of $52.4 million, which represented approximately 2.66% of total investments at cost. As of December 31, 2025, there were investments in four portfolio company on non-accrual with an aggregate cost of $24.4 million, which represented approximately 1.22% of total investments at cost.

Results of Operations
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2026	2025
Investment income:
Interest income	$41,810	$50,213
Payment-in-kind interest income	2,391	2,264
Dividend income	—	116
Other income	129	539
Total investment income	44,330	53,132

Expenses:
Interest and debt financing expenses	16,565	20,105
Management fees	4,933	5,179
Incentive fees on net investment income	646	2,827
Professional fees	1,007	1,108
Directors' fees	142	156
Administration fees	593	490
Other general and administrative expenses	223	411
Total expenses	24,109	30,276
Net investment income	20,221	22,856

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(11,261)	(10,702)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(6,046)	3,770
Income tax (provision) benefit	680	92
Total net change in unrealized appreciation (depreciation)	(5,366)	3,862
Total net realized and unrealized gain (loss) on investments	(16,627)	(6,840)

Net increase (decrease) in net assets resulting from operations	$3,594	$16,016

	Six Months Ended June 30,
	2026	2025
Investment income:
Interest income	$84,672	$101,059
Payment-in-kind interest income	5,513	4,629
Dividend income	—	116
Other income	403	914
Total investment income	90,588	106,718

Expenses:
Interest and debt financing expenses	34,314	40,748
Management fees	9,873	9,093
Incentive fees on net investment income	2,181	5,080
Professional fees	1,770	1,601
Directors' fees	304	312
Administration fees	1,273	1,076
Other general and administrative expenses	608	753
Total expenses before incentive fees waived	50,323	58,663
Incentive fees waived	—	(2,253)
Net expenses after incentive fees waived	50,323	56,410
Net investment income	40,265	50,308

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(14,550)	(9,599)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated company investments	(13,859)	(9,803)
Income tax (provision) benefit	425	131
Total net change in unrealized appreciation (depreciation)	(13,434)	(9,672)
Total net realized and unrealized gain (loss) on investments	(27,984)	(19,271)

Net increase (decrease) in net assets resulting from operations	$12,281	$31,037
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
Investment income
Investment income for the three and six months ended June 30, 2026 was $44.3 million and $90.6 million, respectively, compared to $53.1 million and $106.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and June 30, 2025, the size of our portfolio was $2.0 billion and $2.0 billion, at cost, respectively. Average par value of funded debt investments for the three and six months ended June 30, 2026 was $2.0 billion and $2.0 billion, respectively, compared to $2.0 billion and $2.1 billion for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the weighted average yield of our debt and income producing investments decreased to 9.28% from 10.08% as of June 30, 2025, at cost, primarily due to the decline in base interest rates, as spreads on newly originated investments have remained relatively stable over the period. Shifting base interest rates, such as SOFR and any applicable alternate rates, also may affect our investment income.

Expenses
Total expenses before waived incentive fees decreased to $24.1 million and $50.3 million for the three and six months ended June 30, 2026, respectively, from $30.3 million and $58.7 million for the three and six months ended June 30, 2025, respectively.
Interest and debt financing expenses decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to a lower average interest rate and lower average daily borrowings, partially offset by one-time costs associated with debt facility refinancings completed during the first quarter of 2026, as further described below in Borrowings. Average daily borrowings decreased during the six months ended June 30, 2026 primarily due to a decrease in borrowings on the Revolving Credit Facility (defined below). For the six months ended June 30, 2026, we recorded $0.8 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs in connection with the CLO-II Refinancing. The average daily borrowings for the three and six months ended June 30, 2026 were $1.1 billion and $1.1 billion, respectively, compared to $1.2 billion and $1.2 billion for the three and six months ended June 30, 2025, respectively. The average annual interest rate for the three and six months ended June 30, 2026 was 5.72% and 5.80%, respectively, compared to 6.62% and 6.59% for the three and six months ended June 30, 2025, respectively.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00%. For the three months ended June 30, 2026, management fees decreased compared to the three months ended June 30, 2025, primarily due to a decrease in average gross assets during the period. For the six months ended June 30, 2026, management fees increased compared to the six months ended June 30, 2025, primarily due to the increase in the management fee base rate from 0.75% to 1.00%, effective March 31, 2025, which was in effect for the full six months ended June 30, 2026 compared to only the three months ended June 30, 2025.
Additionally, effective March 31, 2025, the Adviser's waiver of incentive fees on income and on capital gains expired pursuant to the terms of the Advisory Agreement. For the three and six months ended June 30, 2026, income-based incentive fees totaled $0.6 million and $2.2 million, respectively, with no amounts waived. For the three and six months ended June 30, 2025, income-based incentive fees totaled $2.8 million and $5.1 million, respectively, of which $2.3 million was waived in the first quarter of 2025 in accordance with the terms of the Advisory Agreement. The decrease in income-based incentive fees for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to lower net investment income and the impact of the incentive fee cap pursuant to the terms of the Advisory Agreement. The decrease in income-based incentive fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to lower net investment income and the impact of the incentive fee cap, partially offset by the expiration of the incentive fee waiver. No capital gains incentive fees were incurred during the three and six months ended June 30, 2026 or 2025.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three and six months ended June 30, 2026 were $1.8 million and $3.7 million, respectively, compared to $2.0 million and $3.4 million for the three and six months ended June 30, 2025.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended June 30, 2026, we recorded a net realized loss on investments of $(11.3) million compared to a net realized loss of $(10.7) million for the three months ended June 30, 2025. The net realized loss for the three months ended June 30, 2026 resulted primarily from amendments of two underperforming debt positions. For the six months ended June 30, 2026, we recorded a net realized loss on investments of $(14.6) million, compared to a net realized loss of $(9.6) million for the six months ended June 30, 2025. The net realized loss for the six months ended June 30, 2026 was primarily driven by actions taken on four underperforming debt positions, two of which were restructured and two of which were amended, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
For the three and six months ended June 30, 2026, we recorded a net change in unrealized loss of $(6.0) million and $(13.9) million, respectively, compared to a net change in unrealized gain of $3.8 million for the three months ended June 30, 2025 and a net change in unrealized loss of $(9.8) million for the six months ended June 30, 2025. The net change in unrealized loss for the three and six months ended June 30, 2026 primarily resulted from decreases in fair value of certain underperforming portfolio companies, partially offset by the reversal of unrealized losses on underperforming debt positions that were restructured or amended during the period.

Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our Revolving Credit Facility (as defined below) and CLO debt issuances (discussed further below). Due to an uncertain economic outlook, elevated capital market volatility, and increased macroeconomic uncertainties (rising geopolitical tensions), we regularly evaluate our overall liquidity position and take proactive steps to maintain and strengthen that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (as defined below).
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
As of June 30, 2026 and December 31, 2025, our debt consisted of a revolving credit facility, debt securitizations, and unsecured notes. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 177.64% and 178.55%, respectively.
Cash and cash equivalents as of June 30, 2026, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had $278.5 million available under our Revolving Credit Facility.We believe maintaining adequate liquidity is particularly important in the current market environment, as it positions us to take advantage of investment opportunities that may arise as market conditions evolve and stabilize.
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
For the six months ended June 30, 2026, our cash and cash equivalents balance decreased by $16.7 million. During that period, $47.3 million was provided by operating activities, primarily relating to $132.5 million of proceeds from principal repayments and sales of investments, partially offset by purchases of investments of $110.2 million. During the same period, $64.0 million was used in financing activities, consisting of proceeds from debt of $301.0 million, offset by repayments of debt of $321.6 million, shareholder distributions of $42.0 million and payments of deferred financing costs of $1.4 million.
For the six months ended June 30, 2025, our cash and cash equivalents balance increased by $704.0 thousand. During that period, $128.3 million was provided by operating activities, primarily relating to investment purchases of $234.1 million, offset by $310.6 million in repayments and sales of investments in portfolio companies. During the same period, $(127.6) million was used in financing activities, consisting primarily of net repayments of secured borrowings of $1.2 million, shareholder distributions of $57.7 million and repurchases of common shares of $63.1 million.
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
As of June 30, 2026, we had not sold any shares of common stock through the ATM Program.

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

The following table summarizes the Company's distributions recorded for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
April 29, 2026	June 30, 2026	July 28, 2026	$0.36
April 29, 2026	June 30, 2026	July 28, 2026	$0.02 (1)
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

The distribution declared were derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Shares (1)
February 12, 2026	March 31, 2026	April 28, 2026	59,772
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Shares (1)
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
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

The following table reflects the shares repurchased pursuant to the Prior Company 10b5-1 Plan for each month from inception through July 21, 2025, the date the Prior Company 10b5-1 Plan terminated (amounts in thousands, except share and per share data):

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

As of June 30, 2026, we did not repurchase any shares under the Company 10b5-1 Plan.

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
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things: (i) extended the Commitment Termination Date and the Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250.0 million to $325.0 million and (iv) reduced (a) the applicable margin with respect to SONIA borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25.0 million limit for swingline loans.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. We may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of June 30, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
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
The notes offered in the 2022 Debt Securitization (the “2022 Notes”) were issued by CLO-I, a direct, wholly owned, consolidated subsidiary of the Company. The 2022 Notes consisted of $199.0 million of AAA Class A-1 2022 Notes, which bore interest at the three-month Term SOFR plus 1.80%; $34.3 million of AAA Class A-1F 2022 Notes, which bore interest at 4.42%; $47.3 million of AA Class B 2022 Notes, which bore interest at the three-month Term SOFR plus 2.30%; $31.5 million of A Class C 2022 Notes, which bore interest at the three-month Term SOFR plus 3.15%; $27.0 million of BBB Class D 2022 Notes, which bore interest at the three-month Term SOFR plus 4.15%; and $79.3 million of Subordinated 2022 Notes, which do not bear interest. The Company directly owned all of the BBB Class D 2022 Notes and the Subordinated 2022 Notes and, as such, these notes were eliminated in consolidation.
As part of the 2022 Debt Securitization, CLO-I also entered into a loan agreement (the “CLO-I Loan Agreement”) on the CLO-I Original Closing Date, pursuant to which certain lenders (the “CLO-I Lenders”) committed to make $30.0 million of AAA Class A-L 2022 Loans to CLO-I (the “2022 Loans” and, together with the 2022 Notes, the “2022 Debt”). The 2022 Loans bore interest at the three-month Term SOFR plus 1.80% and were fully drawn upon the closing of the transactions.
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

The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt included customary covenants and events of default. The 2022 Debt was not registered under the Securities Act, or any state “blue sky” laws.
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

As part of the CLO-I Refinancing, CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the “Class A-L-R Lenders”) committed to make $30.0 million of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-I Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

The 2025 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-I and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the CLO-I Refinancing. The 2025 Debt matures on April 20, 2038 and may be optionally redeemed or prepaid on or after April 20, 2027.

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
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, a direct, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consisted of $2.0 million of AAA Class X 2023 Notes, which bore interest at the three-month Term SOFR plus 2.00%, $100.5 million of AAA Class A-1 2023 Notes, which bore interest at the three-month Term SOFR plus 2.35%; $37.5 million of AA Class B 2023 Notes, which bore interest at three-month Term SOFR plus 3.20% and approximately $83.1 million of Subordinated 2023 Notes, which did not bear interest. The Company directly owned all of the Subordinated 2023 Notes and as such, these notes were eliminated in consolidation.
As part of the 2023 Debt Securitization, CLO-II also entered into a loan agreement (the “CLO-II Loan Agreement”) on the CLO-II Original Closing Date, pursuant to which certain lenders (the “CLO-II Lenders”) committed to make $25.0 million of AAA Class A-L-A 2023 Loans and $50.0 million AAA Class A-L-B 2023 Loans to CLO-II (the “2023 Loans” and, together with the 2023 Notes, the “2023 Debt”). The 2023 Loans bore interest at the three-month Term SOFR plus 2.35% and were fully drawn upon the closing of the transactions.
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
The notes offered in the CLO-II Refinancing (the "2026 Notes") were issued by CLO-II. The 2026 Notes consist of $125.5 million of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37.5 million of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86.7 million of Subordinated 2026 Notes, which do not bear interest and of which $83.1 million were issued on the CLO-II Original Closing Date and remained outstanding on the CLO-II Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes and, as such, these notes are eliminated in consolidation.

In connection with the issuance of the 2026 Notes, CLO-II entered into a note purchase agreement with SG Americas Securities, LLC, as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the CLO-II Refinancing, CLO-II also entered into an amended and restated loan agreement (the "Class A-L-R CLO-II Loan Agreement"), pursuant to which various financial institutions and other persons which are, or may become, parties thereto as lenders (the "Class A-L-R CLO-II Lenders") committed to make $50 million of AAA Class A-L-R 2026 Loans to CLO-II (the "2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-II Refinancing Date.

The 2026 Debt is backed by a diversified portfolio of senior secured and second lien loans. Through January 20, 2031, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-II and in accordance with the Company's investment strategy and the terms of the indenture, allowing the Company to maintain the initial leverage in the CLO-II Refinancing. The 2026 Debt matures on January 20, 2039 and may be optionally redeemed or prepaid on or after January 20, 2028.

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
CLO-III
On March 14, 2024 (the “CLO-III Closing Date”), the Company completed a $297.0 million term debt securitization (the “2024 Debt Securitization”).
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-III, a direct, wholly owned, consolidated subsidiary of the Company, pursuant to an indenture (the “CLO-III Indenture”) dated as of the CLO-III Closing Date. The 2024 Notes consist of $2.0 million of AAA Class X 2024 Notes, which bear interest at the three-month Term SOFR plus 1.40%; $175.5 million of AAA Class A 2024 Notes, which bear interest at the three-month Term SOFR plus 2.00%; $37.5 million of AA Class B 2024 Notes, which bear interest at the three-month Term SOFR plus 2.65%; and $82.0 million of Subordinated 2024 Notes, which do not bear interest. The Company directly retained all of the Subordinated 2024 Notes and as such, these notes are eliminated in consolidation.

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

The Company serves as collateral manager to CLO-III under a collateral management agreement and has waived the management fee due to it in consideration for providing these services. Subsequent to the quarter ended June 30, 2026, on July 7, 2026, we, acting in our capacity as the collateral manager, exercised our optional redemption right pursuant to the CLO-III Indenture. See "Recent Developments" for more information.

Unsecured Notes
On January 22, 2025, we issued $300.0 million in aggregate principal amount of the Company’s 6.65% Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 6.65% per year payable semi-annually in arrears on March 15 and September 15 of each year. The 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The 2030 Notes are the direct unsecured obligations of the Company and rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company, senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement. See “Derivatives” below. Subsequent to quarter ended June 30, 2026, on July 10, 2026, we issued an additional $100.0 million in aggregate principal amount of its 2030 Notes. See "Recent Developments" for more information.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	Payments Due by Period
As of June 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$46,500	$—	$—	$46,500	$—
CLO-I	320,767	—	—	—	320,767
CLO-II	213,000	—	—	—	213,000
CLO-III	213,250	—	—	—	213,250
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,093,517	$—	$—	$346,500	$747,017

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

Derivatives

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and may designate certain interest rate swaps to be in a hedge accounting relationship.

On January 22, 2025, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement with Wells Fargo for a total notional amount of $300.0 million that matures on March 15, 2030. Under the interest rate swap agreement for the 2030 Notes, we receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month Term SOFR + 2.3015%. We have designated the interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship.

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
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2026 and December 31, 2025. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of June 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.
Recent Developments
CLO-III Redemption
On July 7, 2026 (the "Redemption Date"), the Company, acting in its capacity as the collateral manager, exercised its optional redemption right pursuant to the CLO-III Indenture. Pursuant to the optional redemption, all outstanding tranches of 2024 Notes issued by CLO-III were redeemed in full on the Redemption Date, at par value, plus accrued and unpaid interest. The aggregate principal balance plus accrued and unpaid interest of the redeemed 2024 Notes was $297.9 million.

In connection with the redemption, total proceeds collected, including principal and interest, were $302.5 million. Proceeds were applied in accordance with the priority of payments set forth in the CLO-III Indenture. As a result of the redemption, the Company no longer holds any investment in or retains any management role with respect to CLO-III.

Joint Venture Transaction

On July 7, 2026, the Company and an unaffiliated institutional investor (the "JV Partner") formed NCDL Senior Loan Fund I LLC (the "Joint Venture"), a joint venture established for the purpose of making portfolio company investments, including first-lien senior secured debt, junior secured loans, subordinated or unsecured loans or other debt or equity investments, either directly or indirectly through its wholly owned subsidiary, NCDL Senior Loan Fund I SPV LLC (the "JV SPV"). Certain material management and investment decisions of the Joint Venture require unanimous approval of the Joint Venture's investment committee or board of managers, as applicable, each of which consists of an equal number of representatives of the Company and the JV Partner. Because the Company does not control the Joint Venture, the Company will not consolidate its investment in the Joint Venture.

Pursuant to the terms of the limited liability company agreement of the Joint Venture, the Company and the JV Partner have committed to provide capital to the Joint Venture by contributing directly to the Joint Venture and/or funding debt obligations issued by subsidiaries of the JV (including the JV SPV), totaling $92.8 million and $13.3 million, representing an equity ownership interest of 87.5% and 12.5%, respectively. On July 9, 2026, the Company and the JV Partner initially contributed $40.7 million and $5.8 million, respectively, by contributing equity capital to the Joint Venture and funding debt obligations issued by the JV SPV (as described below), and the Joint Venture simultaneously acquired a portfolio of senior secured debt from the Company with an aggregate fair value of $148.9 million.

On July 9, 2026, the JV SPV entered into a senior secured credit facility (the "JV Credit Facility") with PNC Bank National Association, as administrative agent, providing for total commitments of up to $231.0 million. The JV Credit Facility, together with certain debt issued by the JV SPV acquired by the Company and the JV Partner, are secured by substantially all of the assets of the JV SPV.

Additional 2030 Notes Offering

On July 10, 2026, the Company issued an additional $100.0 million (the "Additional 2030 Notes") in aggregate principal amount of its 2030 Notes. The Additional 2030 Notes were issued at a price of 100.12% of the aggregate principal amount of the Additional 2030 Notes, resulting in a yield-to-maturity of approximately 6.61% at issuance. The Additional 2030 Notes are treated as a single series with the 2030 Notes and have the same terms as the 2030 Notes (except for the issue date, offering price, and initial interest payment date), and are fungible and rank equally with, the 2030 Notes. In connection with the issuance of the Additional 2030 Notes, the Company entered into an interest rate swap agreement with Wells Fargo for a total notional amount of $100.0 million, effective September 15, 2026 and maturing on March 15, 2030, pursuant to which the Company will receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month Term SOFR + 2.55%. Upon the issuance of the Additional 2030 Notes, the outstanding aggregate principal amount of the 2030 Notes is $400.0 million.

Dividend Declaration

On July 29, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around October 27, 2026 to shareholders of record as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East, and capital market volatility and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. We fund a portion of our investments with borrowings, and therefore, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by changes and fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range, representing cumulative cuts of 75 basis points during 2025. The Federal Reserve maintained this range at its January 28, 2026, March 18, 2026, April 29, 2026, June 17, 2026, and July 29, 2026 meetings, citing a data-dependent approach as policymakers continued to balance their dual mandate of full employment and progress toward the Federal Reserve's long-run inflation target. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of June 30, 2026, on a fair value basis, approximately 5.79% of our debt investments bear interest at a fixed rate and approximately 94.21% of our debt investments bear interest at a floating rate. As of June 30, 2026, 99.95% of our floating rate debt and income producing investments are subject to interest rate floors. Our revolving credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into a fixed-to-floating interest rate swap under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2026. Interest expense is calculated based on the terms of our debt obligations using the outstanding balances as of June 30, 2026. Interest expense on our debt obligations is calculated using the interest rates as of June 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income (2)
-300 Basis Points	$(23,969)	$(16,268)	$(7,701)
-200 Basis Points	$(17,441)	$(10,845)	$(6,596)
-100 Basis Points	$(8,726)	$(5,423)	$(3,303)
+100 Basis Points	$8,730	$5,423	$3,307
+200 Basis Points	$17,460	$10,845	$6,615
+300 Basis Points	$26,190	$16,268	$9,922
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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 other than the risk factor noted below. For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2026, which is accessible on the SEC’s website at sec.gov.
We may be subject to risks associated with our investment in the Joint Venture.

From time to time, we may hold a portion of our investments through partnerships, joint ventures, or other entities with third-party investors, including through the Joint Venture. Investments in such vehicles, including the Joint Venture, involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. We will not have the ability to exercise control or significant influence over management of the Joint Venture that may pose risks of impasse, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under the limited liability agreement of the Joint Venture. The Joint Venture may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, the Joint Venture investments will be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in the Joint Venture were to be consolidated for any reason, the leverage of the Joint Venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “Risks Related to Our Existing and Future Indebtedness - When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage also may adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
As of June 30, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.
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
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer (principal financial officer)
Date: August 5, 2026