Form 10-Q
period 2026-09-30
Nuveen Churchill Direct Lending Corp.
filed 2026-11-03
CIK 1737924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 2, 2026, the registrant had 49,108,771 shares of common stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Investments at fair value
Non-controlled/non-affiliate investments, at fair value (cost of $1,873,446 and $2,001,207, respectively)	$1,821,254	$1,962,449
Controlled/affiliate investments, at fair value (cost of $40,688 and $—, respectively)	40,759	—
Total investments at fair value (cost of $1,914,134 and $2,001,207, respectively)	1,862,013	1,962,449
Cash	3,576	8,554
Cash equivalents	35,537	53,927
Interest receivable	11,385	13,729
Derivative assets, at fair value (Note 4)	—	14,965
Receivable for investments sold	336	518
Collateral due from broker	6,870	—
Receivable from controlled/affiliate investments	1,269	—
Other assets	368	327
Total assets	$1,921,354	$2,054,469

Liabilities
Debt (net of $7,500 and $8,511 deferred financing and issuance costs, respectively, and net of unamortized discount of $271 and $471, respectively) (See Note 7)	$1,027,584	$1,115,052
Payable for investments purchased	5,133	—
Interest payable	7,030	15,350
Incentive fees payable	2,812	2,809
Management fees payable	4,821	5,048
Derivative liability, at fair value	7,083	—
Collateral due to broker	—	14,750
Distributions payable	18,768	22,224
Directors’ fees payable	142	156
Accounts payable and accrued expenses	1,793	3,900
Total liabilities	1,075,166	1,179,289

Commitments and contingencies (See Note 8)

Net Assets: (See Note 9)
Common shares, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 49,387,065 and 49,387,065 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	494	494
Paid-in-capital in excess of par value	930,393	930,393
Total distributable earnings (loss)	(84,699)	(55,707)
Total net assets	$846,188	$875,180

Total liabilities and net assets	$1,921,354	$2,054,469

Net asset value per share (See Note 11)	$17.13	$17.72

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$39,567	$48,227	$124,239	$149,286
Payment-in-kind interest income	2,714	2,369	8,227	6,998
Dividend income	29	286	29	402
Other income	95	224	498	1,138
Total investment income from non-controlled/non-affiliate investments	42,405	51,106	132,993	157,824
Controlled/affiliate investments:
Interest income	431	—	431	—
Dividend income	751	—	751	—
Other income	87	—	87	—
Total investment income from controlled/affiliate investments	1,269	—	1,269	—
Total investment income	43,674	51,106	134,262	157,824

Expenses:
Interest and debt financing expenses	15,639	19,206	49,953	59,954
Management fees (See Note 6)	4,821	5,128	14,694	14,221
Incentive fees on net investment income (See Note 6)	2,812	3,293	4,993	8,373
Professional fees	665	709	2,435	2,310
Directors' fees	142	156	446	468
Administration fees (See Note 6)	252	659	1,525	1,735
Other general and administrative expenses	567	569	1,175	1,322
Total expenses before incentive fees waived	24,898	29,720	75,221	88,383
Incentive fees waived (See Note 6)	—	—	—	(2,253)
Net expenses after incentive fees waived	24,898	29,720	75,221	86,130
Net investment income	18,776	21,386	59,041	71,694

Realized and unrealized gain (loss) on investments:
Net realized gain (loss)
Non-controlled/non-affiliate investments	(3,445)	1,521	(17,995)	(8,078)
Net income tax expense on realized gain	(569)	—	(569)	—
Total net realized gain (loss)	(4,014)	1,521	(18,564)	(8,078)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate investments	426	(4,245)	(13,433)	(14,048)
Controlled/affiliate investments	71	—	71	—
Income tax (provision) benefit	732	(4)	1,157	127
Total net change in unrealized appreciation (depreciation)	1,229	(4,249)	(12,205)	(13,921)
Total net realized and unrealized gain (loss) on investments	(2,785)	(2,728)	(30,769)	(21,999)

Net increase (decrease) in net assets resulting from operations	$15,991	$18,658	$28,272	$49,695
See Notes to Consolidated Financial Statements

Per share data:
Net increase in net assets resulting from operations per share - basic and diluted	$0.32	$0.38	$0.57	$0.98
Weighted average common shares outstanding - basic and diluted	49,387,065	49,403,696	49,387,065	50,589,299

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,776	$21,386	$59,041	$71,694
Net realized gain (loss) on investments	(4,014)	1,521	(18,564)	(8,078)
Net change in unrealized appreciation (depreciation) on investments	1,229	(4,249)	(12,205)	(13,921)
Net increase (decrease) in net assets resulting from operations	15,991	18,658	28,272	49,695
Shareholder distributions:
Distributions declared from distributable earnings	(18,768)	(22,222)	(57,264)	(72,784)
Net increase (decrease) in net assets resulting from shareholder distributions	(18,768)	(22,222)	(57,264)	(72,784)
Capital share transactions:
Repurchases of common shares	—	(2,689)	—	(65,746)
Net increase (decrease) in net assets resulting from capital share transactions	—	(2,689)	—	(65,746)
Total increase (decrease) in net assets	(2,777)	(6,253)	(28,992)	(88,835)
Net assets, beginning of period	848,965	887,738	875,180	970,320
Net assets, end of period	$846,188	$881,485	$846,188	$881,485

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,272	$49,695

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(244,967)	(270,357)
Proceeds from principal repayments of investments	324,855	371,876
Payment-in-kind interest	(8,227)	(6,998)
Amortization of (premium)/accretion of discount, net	(2,582)	(3,150)
Net realized gain (loss) on investments	17,995	8,078
Net change in unrealized appreciation (depreciation) on investments	13,362	14,048
Net adjustment for hedging transactions	4,881	(87)
Amortization of deferred financing costs and original issue discount	3,244	3,228
Changes in operating assets and liabilities:
Interest receivable	2,344	1,835
Receivable for investments sold	182	439
Receivable from controlled/affiliate investments	(1,269)	—
Collateral due from broker	(6,870)	—
Other assets	(41)	(366)
Payable for investments purchased	5,133	(14,973)
Interest payable	(8,320)	(1,990)
Incentive Fee payable	3	3,293
Management fees payable	(227)	1,172
Collateral due to broker	(14,750)	10,410
Directors’ fees payable	(14)	28
Accounts payable and accrued expenses	(2,107)	(592)
Net cash provided by (used in) operating activities	110,897	165,589

Cash flows from financing activities:
Shareholder distributions	(60,720)	(80,028)
Repurchases of common shares	—	(65,746)
Proceeds from debt	691,123	873,574
Repayments on debt	(762,511)	(884,765)
Payments of deferred financing and debt issuance costs	(2,157)	(5,595)
Net cash provided by (used in) financing activities	(134,265)	(162,560)

Net increase (decrease) in cash and cash equivalents and restricted cash	(23,368)	3,029
Cash and cash equivalents and restricted cash, beginning of period	62,481	43,304
Cash and cash equivalents and restricted cash, end of period	$39,113	$46,333
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,029	$58,716
Cash paid during the period for taxes	$449	$551
See Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of non-cash flow financing activity:
Distributions payable	$18,768	$22,224

The following tables provide a reconciliation of cash and cash equivalents reported on the consolidated statements of assets and liabilities to comparable amounts on the consolidated statements of cash flows (amounts in thousands):

	September 30, 2026	September 30, 2025
Cash	$3,576	$4,304
Cash equivalents	35,537	42,029
Total cash and cash equivalents shown on the consolidated statements of cash flows	$39,113	$46,333

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Investments
Non-Controlled/Non-Affiliate Investments
Debt Investments
Aerospace & Defense
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt	S + 5.00%	8.90%	7/25/2030	$1,540	$1,526	$1,540	0.18%
ERA Industries, LLC (BTX Precision)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.89%	7/25/2030	882	881	882	0.10%
STS Holding, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	11/12/2030	3,385	3,361	3,322	0.39%
Turbine Engine Specialists, Inc.	(10) (12)	Subordinated Debt	S + 9.50%	13.39%	3/1/2029	807	791	813	0.10%
Turbine Engine Specialists, Inc.	(10) (12)	Subordinated Debt	S + 9.50%	13.50%	3/1/2029	2,486	2,452	2,503	0.30%
Valkyrie Intermediate, LLC	(12)	Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	2,916	2,902	2,891	0.34%
Total Aerospace & Defense							11,913	11,951	1.41%

Automotive
Covercraft Parent III, Inc.	(12) (16)	Subordinated Debt	N/A	14.50% (PIK)	2/20/2030	7,562	680	329	0.04%
High Bar Brands Operating, LLC	(12)	Subordinated Debt	N/A	13.00%	6/19/2030	2,088	2,057	2,000	0.24%
JEGS Automotive	(12)	Revolving Loan	S + 7.00%	11.07% (PIK)	12/31/2029	245	245	245	0.03%
JEGS Automotive	(12)	First Lien Debt	S + 8.90%	12.97% (PIK)	12/31/2029	1,481	1,481	1,481	0.18%
RA Parent Holdings LP (S&S Truck Parts)	(12)	First Lien Debt	S + 4.75%	8.97%	3/1/2029	564	562	563	0.07%
RA Parent Holdings LP (S&S Truck Parts)	(6) (12)	First Lien Debt	S + 4.75%	8.97%	3/1/2029	18,818	18,708	18,797	2.22%
RA Parent Holdings LP (S&S Truck Parts)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	3/1/2029	840	840	839	0.10%
RA Parent Holdings LP (S&S Truck Parts)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	3/1/2029	48	48	48	0.01%
RA Parent Holdings LP (S&S Truck Parts)	(6)	First Lien Debt	S + 4.75%	8.97%	3/1/2029	6,666	6,639	6,659	0.79%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.81%	11/1/2029	3,661	3,661	3,616	0.43%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.81%	11/1/2029	9,083	9,024	8,971	1.06%
Total Automotive							43,945	43,548	5.17%

Banking, Finance, Insurance & Real Estate
Aprio Advisory Group, LLC	(11) (12)	Revolving Loan	S + 4.75%	8.82%	8/1/2031	8	—	—	—%
Aprio Advisory Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/1/2031	92	8	7	—%
Ascend Partner Services LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.30%	8/11/2031	12,524	12,481	12,231	1.45%
Ascend Partner Services LLC	(6)	First Lien Debt	S + 4.50%	8.13%	8/11/2031	7,229	7,177	7,060	0.83%
Big Apple Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/18/2031	4,297	1,130	1,107	0.13%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Big Apple Advisory, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.57%	11/18/2031	1,740	(13)	(15)	—%
Big Apple Advisory, LLC	(12)	First Lien Debt	S + 4.50%	8.34%	11/18/2031	6,511	6,461	6,454	0.76%
Cohen Advisory, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	12/31/2031	4,608	(17)	—	—%
Cohen Advisory, LLC	(6) (12)	First Lien Debt	S + 4.25%	8.32%	12/31/2031	7,270	7,214	7,270	0.86%
Compex Legal Services, Inc.	(12)	First Lien Debt	S + 5.75%	9.58%	3/31/2028	50	50	50	0.01%
Cub Financing Intermediate, LLC	(12)	First Lien Debt	S + 4.25%	8.33%	8/5/2033	3,247	3,215	3,216	0.38%
Illumifin Corporation (Long Term Care Group)	(9) (12)	First Lien Debt	S + 6.00%	10.00%	9/8/2027	7,225	7,225	6,994	0.83%
Knight AcquireCo, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	11/8/2032	1,250	166	166	0.02%
Knight AcquireCo, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.26%	11/8/2032	3,731	3,724	3,730	0.44%
Patriot Growth Insurance Services, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.22%	10/16/2028	6,974	6,948	6,819	0.81%
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.86%	9/29/2031	3,245	3,226	3,183	0.38%
West-NR AcquisitionCo, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	12/27/2028	8,682	(43)	—	—%
World Insurance Associates, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	9.07%	4/3/2030	12,201	12,196	12,042	1.42%
Total Banking, Finance, Insurance & Real Estate							71,148	70,314	8.32%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(6)	First Lien Debt	S + 5.00%	9.07%	9/10/2030	707	702	694	0.08%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	83	83	81	0.01%
AmerCareRoyal, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	56	56	55	0.01%
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(12)	Subordinated Debt	S + 7.75%	11.48% (PIK)	8/28/2030	9,573	9,530	8,650	1.02%
BCPE North Star US Holdco 2, Inc. (Dessert Holdings)	(6) (9)	Subordinated Debt	S + 7.25%	11.27%	6/8/2029	6,245	6,194	6,245	0.74%
Boardwalk Buyer LLC (Death Wish Coffee)	(6) (9) (12)	First Lien Debt	S + 5.00%	8.58%	9/28/2028	9,525	9,505	9,355	1.11%
Commercial Bakeries Corp.	(6) (10) (12)	First Lien Debt	S + 5.25%	9.32%	9/25/2029	14,496	14,337	14,433	1.71%
Commercial Bakeries Corp.	(6) (10)	First Lien Debt	S + 5.25%	8.97%	9/25/2029	1,989	1,980	1,980	0.23%
FoodScience, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	11/14/2031	6,291	2,170	2,120	0.25%
FoodScience, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.51%	11/14/2031	5,679	5,635	5,624	0.66%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.36% (Cash) 5.13% (PIK)	4/3/2029	4,462	4,420	4,348	0.51%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.36% (Cash) 5.13% (PIK)	4/3/2029	891	881	868	0.10%
IF&P Holding Company, LLC (Fresh Edge)	(12)	Subordinated Debt	S + 4.50%	8.36% (Cash) 5.13% (PIK)	4/3/2029	1,054	1,041	1,027	0.12%
KNPC Holdco, LLC	(6) (9) (12)	First Lien Debt	S + 5.00%	8.75%	7/8/2033	10,000	9,950	9,957	1.18%
L.A. Specialty Produce Co., LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	4/1/2033	20	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
L.A. Specialty Produce Co., LLC	(9) (12)	First Lien Debt	S + 4.50%	8.23%	4/1/2033	40	40	40	—%
Naturpak PPC Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.36%	12/22/2032	1,111	244	218	0.03%
Naturpak PPC Buyer LLC	(6)	First Lien Debt	S + 4.50%	8.57%	12/22/2032	4,864	4,842	4,748	0.56%
Nellson Nutraceutical, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.82%	4/17/2031	72	—	—	—%
Nellson Nutraceutical, LLC	(9) (12)	First Lien Debt	S + 5.75%	9.82%	4/17/2031	918	911	919	0.11%
Palmetto Acquisitionco, Inc. (Tech24)	(6) (12)	First Lien Debt	S + 5.75%	9.82%	9/18/2029	12,948	12,819	12,539	1.48%
Palmetto Acquisitionco, Inc. (Tech24)	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.67%	9/18/2029	3,647	3,640	3,532	0.42%
Razor Light, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/6/2032	1,435	(6)	(50)	(0.01%)
Razor Light, Inc.	(11) (12)	Revolving Loan	S + 4.75%	8.65%	2/6/2032	1,103	425	392	0.05%
Razor Light, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	2/6/2032	5,585	5,561	5,393	0.64%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt	S + 4.75%	8.82%	12/23/2028	4,842	4,818	4,757	0.56%
Refresh Buyer, LLC (Sunny Sky Products)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/23/2028	1,494	1,494	1,468	0.17%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.97%	7/30/2027	10,306	10,271	9,696	1.15%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(12)	First Lien Debt	S + 5.00%	8.97%	7/30/2027	9,359	9,318	8,805	1.04%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	4/30/2031	2,361	2,357	2,374	0.28%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/30/2031	3,139	3,139	3,156	0.37%
Watermill Express, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.57%	4/30/2031	6,264	6,226	6,297	0.74%
Watermill Express, LLC	(6) (9)	First Lien Debt	S + 4.50%	8.57%	4/30/2031	3,193	3,193	3,210	0.38%
Watermill Express, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/30/2031	308	308	310	0.04%
Watermill Express, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/30/2031	1,880	(5)	10	—%
Watermill Express, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.57%	4/30/2031	2,727	2,704	2,742	0.32%
WCHG Buyer, Inc. (Handgards, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.51%	4/10/2031	16,664	16,543	16,632	1.97%
Whitsons Holding Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.03%	9/24/2032	2,182	(11)	(22)	—%
Whitsons Holding Group, LLC	(9) (12)	First Lien Debt	S + 5.00%	9.03%	9/24/2032	7,818	7,740	7,740	0.91%
Total Beverage, Food & Tobacco							163,055	160,343	18.94%

Capital Equipment
Clean Solutions Buyer, Inc.	(12)	First Lien Debt	S + 4.50%	8.26%	9/9/2030	927	920	913	0.11%
Engineered Fastener Company, LLC (EFC International)	(12)	Subordinated Debt	N/A	11.00% (Cash) 2.50% (PIK)	5/1/2028	3,416	3,380	3,366	0.40%
FirstCall Mechanical Group, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.82%	6/27/2031	8,561	8,502	8,461	1.00%
FirstCall Mechanical Group, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	6/27/2031	18,598	18,635	18,381	2.17%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Forge Industries, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.32%	7/31/2032	880	—	(6)	—%
Forge Industries, Inc.	(9) (11) (12)	Revolving Loan	S + 5.25%	9.32%	7/31/2032	664	185	185	0.02%
Forge Industries, Inc.	(6) (9) (12)	First Lien Debt	S + 5.25%	9.32%	7/31/2032	5,340	5,300	5,303	0.63%
Halfmoon Buyer, Inc.	(10) (12)	Subordinated Debt	N/A	12.00%	12/26/2031	1,000	981	981	0.12%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt	S + 6.00%	10.17%	12/15/2026	6,284	6,282	6,179	0.73%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.17%	12/15/2026	5,450	5,449	5,359	0.63%
Heartland Home Services, Inc. (Helios Buyer, Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.17%	12/15/2026	2,499	2,499	2,457	0.29%
Hyperion Materials & Technologies, Inc.	(9) (12) (14)	First Lien Debt	S + 4.75%	8.78%	8/29/2031	4,508	4,442	4,423	0.52%
Jetson Buyer, Inc. (E-Technologies Group, Inc.)	(6) (12)	First Lien Debt	S + 4.75%	8.82%	4/9/2030	7,149	7,102	6,947	0.82%
Ovation Holdings, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/4/2030	7,169	7,120	7,138	0.84%
Ovation Holdings, Inc.	(6)	First Lien Debt	S + 4.75%	8.57%	2/4/2030	931	925	927	0.11%
Ovation Holdings, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.57%	2/4/2030	6,113	6,052	6,087	0.72%
Ovation Holdings, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	2/4/2030	1,849	1,837	1,841	0.22%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6) (12)	First Lien Debt	S + 5.25%	9.48%	4/4/2029	7,656	7,589	7,517	0.89%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.33%	4/4/2029	1,798	1,795	1,766	0.21%
SkyMark Refuelers, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.60%	12/16/2032	309	309	305	0.04%
SkyMark Refuelers, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.60%	12/16/2032	1,662	—	(26)	—%
SkyMark Refuelers, LLC	(6)	First Lien Debt	S + 4.50%	8.60%	12/16/2032	2,722	2,709	2,679	0.32%
Specialty Manufacturing Holdings, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.23%	3/31/2033	17	—	—	—%
Specialty Manufacturing Holdings, LLC	(9) (12)	First Lien Debt	S + 4.25%	8.23%	3/31/2033	42	42	42	—%
USA Industries Holdings LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	12/10/2032	36	—	—	—%
USA Industries Holdings LLC	(12)	First Lien Debt	S + 4.25%	8.09%	12/10/2032	32	31	31	—%
Vessco Midco Holdings, LLC	(6) (9) (12)	First Lien Debt	S + 4.25%	7.93%	7/24/2031	11,390	11,302	11,195	1.32%
Vessco Midco Holdings, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.08%	7/24/2031	4,569	4,552	4,490	0.53%
Vessco Midco Holdings, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	7.93%	7/24/2031	1,726	(12)	(30)	—%
Total Capital Equipment							107,928	106,911	12.64%

Chemicals, Plastics & Rubber
Boulder Scientific Company, LLC	(6)	First Lien Debt	S + 4.50%	8.23%	12/31/2027	1,962	1,971	1,962	0.23%
Chroma Color Corporation	(6) (12)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	3,924	3,886	3,883	0.46%
Chroma Color Corporation	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	8.15%	4/23/2029	1,355	1,349	1,341	0.16%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
New Spartech Holdings LLC	(12)	First Lien Debt	S + 7.00%	10.81%	3/31/2030	1,427	1,405	1,427	0.17%
New Spartech Holdings LLC	(9) (12)	First Lien Debt	S + 1.00%	4.81% (Cash) 4.25% (PIK)	9/30/2030	2,492	2,492	1,823	0.22%
Olympic Buyer, Inc. (Ascensus)	(9) (12)	First Lien Debt	S + 3.00%	7.00% (Cash) 1.75% (PIK)	7/1/2030	9,561	7,601	6,879	0.81%
WCI-Momentum Bidco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	12/31/2032	17	12	12	—%
WCI-Momentum Bidco, LLC	(12)	First Lien Debt	S + 4.75%	8.82%	12/31/2032	83	83	83	0.01%
Total Chemicals, Plastics, & Rubber							18,799	17,410	2.06%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	2,754	2,716	2,142	0.25%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	5,242	5,206	4,077	0.48%
Athlete Buyer, LLC (Allstar Holdings)	(12)	Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	6,651	6,604	5,173	0.61%
Bells Parent, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	4/25/2033	20	20	20	—%
Bells Parent, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	9.07%	4/25/2033	13	—	—	—%
Bells Parent, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.07%	4/25/2033	34	34	34	—%
Bells Parent, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	4/25/2033	2,500	—	(15)	—%
Chase Industries, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.07%	5/11/2029	50	49	50	0.01%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/13/2031	5,026	55	19	—%
Cobalt Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/13/2031	3,147	2,710	2,699	0.32%
Cobalt Service Partners, LLC	(6) (9) (12)	First Lien Debt	S + 4.75%	9.01%	10/13/2031	1,507	1,495	1,496	0.18%
Gannett Fleming, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.24%	8/5/2030	15,204	15,046	15,119	1.79%
Gannett Fleming, Inc.	(9) (11) (12)	Revolving Loan	S + 4.50%	8.40%	8/5/2030	2,131	690	699	0.08%
Heartland Paving Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	8/9/2030	5,030	5,021	4,878	0.58%
Heartland Paving Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	8/9/2030	5,637	5,628	5,467	0.65%
Heartland Paving Partners, LLC	(6) (12)	First Lien Debt	S + 5.00%	9.26%	8/9/2030	8,400	8,341	8,146	0.96%
ICE USA Infrastructure, Inc.	(6) (12)	First Lien Debt	S + 5.75%	9.59%	3/15/2030	6,456	6,414	6,420	0.76%
Java Buyer, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.82%	12/15/2030	11,569	11,505	11,374	1.34%
MEI Buyer LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.04%	6/29/2029	2,092	518	518	0.06%
MEI Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	8.15%	6/29/2029	11,116	10,995	11,117	1.31%
MEI Buyer LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.14%	6/29/2029	1,778	1,774	1,778	0.21%
Rose Paving, LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	12.00%	5/7/2030	191	190	185	0.02%
Rose Paving, LLC	(12)	Subordinated Debt	N/A	12.00%	5/7/2030	2,937	2,912	2,856	0.34%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Royal Holdco Corporation (RMA Companies)	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.47%	12/30/2030	3,429	3,403	3,374	0.40%
Royal Holdco Corporation (RMA Companies)	(6) (12)	First Lien Debt	S + 4.50%	8.57%	12/30/2030	13,965	13,912	13,739	1.62%
SCIC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/28/2031	2,628	(5)	26	—%
SCIC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	3/28/2031	14,591	14,470	14,737	1.74%
STARC Operating Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.81%	9/9/2032	1,291	—	(6)	—%
STARC Operating Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	8.81%	9/9/2032	4,519	4,497	4,497	0.53%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.26%	8/31/2029	4,644	4,608	4,625	0.55%
WSB Engineering Holdings Inc.	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/31/2029	3,944	3,932	3,927	0.46%
Total Construction & Building							132,740	129,171	15.25%

Consumer Goods: Durable
DRS Holdings III, Inc.	(6) (9)	First Lien Debt	S + 5.25%	9.15%	11/1/2028	2,610	2,610	2,602	0.31%
Momentum Textiles, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	9/25/2029	5,234	5,169	5,169	0.61%
XpressMyself.com LLC (SmartSign)	(6) (12)	First Lien Debt	S + 5.50%	9.44%	9/7/2028	7,290	7,266	7,290	0.86%
XpressMyself.com LLC (SmartSign)	(6)	First Lien Debt	S + 5.75%	9.69%	9/7/2028	4,886	4,845	4,886	0.58%
Total Consumer Goods: Durable							19,890	19,947	2.36%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	8/28/2031	1,000	—	—	—%
Bradford Soap International, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.65%	8/28/2031	2,482	2,471	2,482	0.29%
FoodServices Brand Group, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	2/8/2030	3,180	3,119	3,085	0.36%
KL Bronco Acquisition, Inc. (Elevation Labs)	(6)	First Lien Debt	S + 5.25%	9.17%	6/30/2030	6,600	6,578	6,563	0.78%
KL Bronco Acquisition, Inc. (Elevation Labs)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.17%	6/30/2030	1,224	1,220	1,218	0.14%
MPG Parent Holdings, LLC (Market Performance Group)	(6) (12)	First Lien Debt	S + 5.00%	8.73%	1/8/2030	12,303	12,229	12,288	1.45%
MPG Parent Holdings, LLC (Market Performance Group)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.73%	1/8/2030	3,021	3,021	3,017	0.36%
Total Consumer Goods: Non-durable							28,638	28,653	3.38%

Containers, Packaging & Glass
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.97%	10/7/2026	13,379	13,379	12,480	1.47%
B2B Industrial Products, LLC (AMW Acquisition Company, Inc.)	(12)	First Lien Debt	S + 6.75%	10.97%	10/7/2026	106	106	99	0.01%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.50%	8.41%	12/1/2027	7,927	7,908	7,901	0.93%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
good2grow LLC	(12)	First Lien Debt	S + 5.50%	9.41%	12/1/2027	949	944	949	0.11%
good2grow LLC	(6) (12)	First Lien Debt	S + 4.75%	8.66%	12/1/2027	13,244	13,200	13,238	1.56%
Ivex Holdco Inc. (Specialized Packaging Group)	(6) (10) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	9,365	9,353	9,358	1.11%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	4,288	4,288	4,285	0.51%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	5,006	5,006	5,003	0.59%
Ivex Holdco Inc. (Specialized Packaging Group)	(10) (12)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	3,233	3,233	3,231	0.38%
Oliver Packaging, LLC	(12) (16)	Subordinated Debt	N/A	11.50% (PIK)	1/6/2029	2,955	2,936	2,371	0.28%
Oliver Packaging, LLC	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2029	559	553	450	0.05%
Oliver Packaging, LLC	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	1/6/2030	382	382	308	0.04%
Online Labels Group, LLC	(12)	First Lien Debt	S + 4.75%	8.82%	12/19/2029	1,621	1,611	1,621	0.19%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/19/2029	400	199	199	0.02%
Online Labels Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/19/2029	403	—	—	—%
Performance Packaging Buyer, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	5,686	5,641	5,651	0.67%
Total Containers, Packaging & Glass							68,739	67,144	7.92%

Energy: Electricity
Environ Energy, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	10/1/2031	1,479	900	896	0.11%
Environ Energy, LLC	(6)	First Lien Debt	S + 5.25%	9.01%	10/1/2031	2,500	2,483	2,476	0.29%
Matador US Buyer, LLC (Insulation Technology Group)	(6) (10) (12)	First Lien Debt	S + 5.00%	8.90%	6/25/2030	21,961	21,807	21,961	2.60%
Matador US Buyer, LLC (Insulation Technology Group)	(10) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	6/25/2030	5,811	5,811	5,811	0.69%
Total Energy: Electricity							31,001	31,144	3.69%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(6) (12)	First Lien Debt	S + 4.75%	8.82%	3/27/2030	5,206	5,171	5,180	0.61%
CLS Management Services, LLC (Contract Land Staff)	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/27/2030	2,965	2,961	2,950	0.35%
CLS Management Services, LLC (Contract Land Staff)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/27/2030	4,462	4,455	4,440	0.52%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt	S + 5.25%	9.42%	3/23/2029	6,588	6,521	6,509	0.77%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	3,078	3,070	3,041	0.36%
Impact Parent Corporation (Impact Environmental Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.42%	3/23/2029	6,673	6,656	6,593	0.78%
Impact Parent Corporation (Impact Environmental Group)	(6)	First Lien Debt	S + 5.25%	9.42%	3/23/2029	1,688	1,671	1,668	0.20%
NFM & J, L.P. (The Facilities Group)	(6) (9)	First Lien Debt	S + 5.75%	9.69%	11/30/2028	4,735	4,725	4,692	0.55%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.60%	11/30/2028	6,464	6,444	6,404	0.76%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.62%	11/30/2028	4,814	4,814	4,769	0.56%
NFM & J, L.P. (The Facilities Group)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.61%	11/30/2028	551	551	546	0.06%
Nutrition 101 Buyer, LLC (101 Inc)	(6) (12)	First Lien Debt	S + 5.25%	9.17%	8/31/2028	4,850	4,835	4,805	0.57%
SI Solutions, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.65%	8/15/2030	9,976	9,909	9,976	1.18%
SI Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.65%	8/15/2030	5,587	1,097	1,106	0.13%
Total Environmental Industries							62,880	62,679	7.40%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	1,455	1,450	1,438	0.17%
AB Centers Acquisition Corporation (Action Behavior Centers)	(6) (12)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	13,089	12,991	12,934	1.53%
AB Centers Acquisition Corporation (Action Behavior Centers)	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.15%	7/2/2031	1,391	1,389	1,374	0.16%
ACP Maverick Holdings, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	3/18/2031	3,607	2,909	2,952	0.35%
ACP Maverick Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.82%	3/18/2031	13,808	13,696	13,918	1.64%
Affinity Hospice Intermediate Holdings, LLC	(12)	First Lien Debt	S + 4.75%	8.92%	12/17/2029	6,562	6,545	4,694	0.55%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	1/15/2029	664	664	664	0.08%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	12.75% (PIK)	10/15/2028	3,282	3,247	1,258	0.15%
Anne Arundel Dermatology Management, LLC	(12) (16)	Subordinated Debt	N/A	13.25% (PIK)	4/15/2028	1,972	1,957	1,781	0.21%
Anne Arundel Dermatology Management, LLC	(12)	First Lien Debt	N/A	4.71% (PIK)	4/16/2029	580	580	580	0.07%
Anne Arundel Dermatology Management, LLC	(11) (12) (16)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	4/15/2028	2,396	2,022	1,796	0.21%
ARC Health OPCO, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	1,222	(15)	(64)	(0.01%)
ARC Health OPCO, LLC	(12)	Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	2,567	2,503	2,432	0.29%
Bluebird PM Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/3/2032	1,152	458	460	0.05%
Bluebird PM Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	2/3/2032	6,608	6,556	6,608	0.78%
Bridges Consumer Healthcare Intermediate LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.12%	12/22/2031	4,822	1,187	1,143	0.14%
Bridges Consumer Healthcare Intermediate LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.10%	12/22/2031	2,726	2,716	2,691	0.32%
Bridges Consumer Healthcare Intermediate LLC	(6) (12)	First Lien Debt	S + 5.25%	9.10%	12/22/2031	5,025	4,985	4,960	0.59%
Carolina Components Group, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	7/18/2033	898	—	(4)	—%
Carolina Components Group, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.57%	7/18/2033	3,591	3,573	3,576	0.42%
Coding Solutions Acquisition, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.90%	8/7/2031	11,097	11,053	11,097	1.31%
Coding Solutions Acquisition, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	8/7/2031	521	(1)	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Coding Solutions Acquisition, Inc.	(9) (11) (12)	Revolving Loan	S + 5.00%	8.90%	8/7/2031	1,246	(9)	—	—%
Dermatology Intermediate Holdings III, Inc. (Forefront Dermatology)	(6) (9) (12) (14)	First Lien Debt	S + 4.25%	8.07%	3/30/2029	3,222	3,199	2,809	0.33%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt	S + 5.50%	9.50%	10/5/2029	5,567	5,547	5,498	0.65%
Eyesouth Eye Care Holdco LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	10/5/2029	1,772	1,772	1,750	0.21%
FH DMI Buyer, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	10/11/2030	547	546	547	0.06%
FH DMI Buyer, Inc.	(6) (12)	First Lien Debt	S + 5.00%	9.07%	10/11/2030	1,632	1,620	1,632	0.19%
FH MC Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	9/1/2033	2,693	—	(13)	—%
FH MC Buyer, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.51%	9/1/2033	7,307	7,271	7,272	0.86%
Genesee Scientific LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.92%	9/30/2027	5,791	5,780	5,105	0.60%
Genesee Scientific LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.92%	9/30/2027	1,517	1,517	1,337	0.16%
GHR Healthcare, LLC	(6) (9) (12)	First Lien Debt	S + 5.25%	9.22%	12/9/2027	6,222	6,209	5,745	0.68%
GHR Healthcare, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.22%	12/9/2027	1,946	1,946	1,797	0.21%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.22%	12/9/2027	4,844	4,819	4,473	0.53%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.22%	12/9/2027	7,906	7,879	7,300	0.86%
GHR Healthcare, LLC	(9) (12)	First Lien Debt	S + 5.25%	9.22%	12/9/2027	3,676	3,663	3,394	0.40%
Health Management Associates, Inc.	(6) (12)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	6,140	6,079	6,114	0.72%
Health Management Associates, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 6.25%	10.01%	3/30/2029	1,006	990	1,002	0.12%
Healthspan Buyer, LLC (Thorne HealthTech)	(6) (12)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	8,090	8,038	8,090	0.96%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	4,104	4,104	4,050	0.48%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	11,306	11,306	11,157	1.32%
Heartland Veterinary Partners LLC	(12)	Subordinated Debt	N/A	7.50% (Cash) 7.00% (PIK)	9/10/2028	2,261	2,242	2,231	0.26%
HemaSource, Inc.	(12)	Subordinated Debt	N/A	9.75%	2/28/2030	3,664	3,602	3,646	0.43%
HLSG Intermediate, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	2/2/2033	24	23	23	—%
HLSG Intermediate, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.49%	2/2/2033	38	37	37	—%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	11/5/2031	2,424	649	635	0.08%
HMN Acquirer Corp.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	11/5/2031	5,355	5,314	5,313	0.63%
HMN Acquirer Corp.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	11/5/2031	752	—	(6)	—%
HMN Acquirer Corp.	(12)	First Lien Debt	S + 4.75%	8.51%	11/5/2031	1,455	1,447	1,443	0.17%
Impact Advisors, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	3/19/2032	7,140	926	852	0.10%
Impact Advisors, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.57%	3/19/2032	10,354	10,266	10,205	1.21%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	2/13/2032	1,090	1,086	1,075	0.13%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
JKC Buyer, Inc. (J. Knipper and Company Inc)	(6)	First Lien Debt	S + 4.75%	8.50%	2/13/2032	5,998	5,954	5,915	0.70%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.75%	10/12/2029	4,593	4,572	4,561	0.54%
Lavie Group, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.75%	10/10/2029	732	454	450	0.05%
Lavie Group, Inc.	(6) (9)	First Lien Debt	S + 5.00%	8.75%	10/12/2029	2,720	2,701	2,701	0.32%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	155	155	140	0.02%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt	N/A	12.25% (PIK)	2/7/2030	2,260	2,235	1,849	0.22%
MDC Intermediate Holdings II, LLC (Mosaic Dental)	(12)	Subordinated Debt (Delayed Draw)	N/A	12.25% (PIK)	2/7/2030	602	600	493	0.06%
Midwest Eye Services, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.72%	8/20/2027	8,273	8,259	8,267	0.98%
Promptcare Infusion Buyer, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	9/1/2027	704	704	704	0.08%
Promptcare Infusion Buyer, Inc.	(6) (9) (12)	First Lien Debt	S + 6.00%	10.00%	9/1/2027	7,325	7,324	7,325	0.87%
Promptcare Infusion Buyer, Inc.	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	9/1/2027	882	882	882	0.10%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.22%	5/28/2027	7,463	7,447	7,461	0.88%
QHR Health, LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.22%	5/26/2028	2,357	2,357	2,356	0.28%
QHR Health, LLC	(6) (12)	First Lien Debt	S + 5.25%	9.22%	5/26/2028	1,649	1,644	1,649	0.19%
Real Chemistry Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.76%	4/12/2032	3,288	2,525	2,512	0.30%
Real Chemistry Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.76%	4/12/2032	1,780	(7)	(11)	—%
Real Chemistry Intermediate III, Inc.	(6) (12)	First Lien Debt	S + 4.50%	8.76%	4/12/2032	7,397	7,366	7,352	0.87%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.11%	9/19/2028	7,638	7,546	7,315	0.86%
Sandlot Buyer, LLC (Prime Time Healthcare)	(6) (12)	First Lien Debt	S + 6.25%	10.10%	9/19/2028	8,982	8,901	8,602	1.02%
Smile Brands Inc.	(12) (16)	Subordinated Debt	S + 8.50%	12.67% (PIK)	1/12/2030	13,041	8,103	8,228	0.97%
Swoop Intermediate III, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	4/12/2032	1,643	(3)	—	—%
Swoop Intermediate III, Inc.	(11) (12)	Revolving Loan	S + 4.50%	8.57%	4/12/2032	1,776	(7)	—	—%
Swoop Intermediate III, Inc.	(12)	First Lien Debt	S + 4.50%	8.57%	4/12/2032	10,267	10,236	10,267	1.21%
TBRS, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	11/24/2031	1,074	(4)	(19)	—%
TBRS, Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.51%	11/22/2030	1,406	103	88	0.01%
TBRS, Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.51%	11/24/2031	7,000	6,951	6,876	0.81%
Tidi Legacy Products, Inc.	(6) (9) (12)	First Lien Debt	S + 4.50%	8.40%	12/19/2029	15,096	15,005	15,026	1.78%
Tidi Legacy Products, Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	12/19/2029	4,044	4,044	4,025	0.48%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 4.75%	8.82%	4/16/2030	1,122	1,114	1,114	0.13%
VMG Holdings LLC (VMG Health)	(6) (12)	First Lien Debt	S + 4.75%	8.82%	4/16/2030	13,303	13,214	13,214	1.56%
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	7,134	7,111	7,134	0.84%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	1,307	1,297	1,307	0.15%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.95%	8/22/2028	1,528	1,523	1,528	0.18%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wellspring Pharmaceutical Corporation	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.45%	8/22/2028	2,393	2,389	2,393	0.28%
Wellspring Pharmaceutical Corporation	(12)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	608	603	608	0.07%
YI, LLC (Young Innovations)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.65%	12/3/2029	13,787	13,706	13,567	1.60%
Total Healthcare & Pharmaceuticals							345,337	336,680	39.77%

High Tech Industries
Alta Buyer, LLC	(11) (12)	Revolving Loan	S + 4.50%	8.76%	2/18/2033	2,209	(8)	(9)	—%
Alta Buyer, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.76%	2/18/2033	17,412	17,354	17,341	2.05%
Arctiq, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.51%	2/3/2032	1,315	—	(2)	—%
Arctiq, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.51%	2/3/2032	7,059	7,030	7,050	0.83%
Eliassen Group, LLC	(6) (9) (12)	First Lien Debt	S + 5.75%	9.82%	4/14/2028	11,733	11,698	11,566	1.37%
Eliassen Group, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.82%	4/14/2028	845	844	833	0.10%
Emburse, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	5/28/2032	13	—	—	—%
Emburse, Inc.	(9) (11) (12)	Revolving Loan	S + 4.25%	8.32%	5/28/2032	14	—	—	—%
Emburse, Inc.	(9) (12)	First Lien Debt	S + 4.25%	8.32%	5/28/2032	73	73	73	0.01%
Exterro, Inc.	(6) (12)	First Lien Debt	S + 5.25%	9.01%	6/1/2027	7,945	7,934	7,856	0.93%
GNX HBS Parent, LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	10/1/2031	1,478	1,478	1,442	0.17%
GNX HBS Parent, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	10/1/2031	2,500	2,489	2,440	0.29%
Infobase Acquisition, Inc.	(6) (12)	First Lien Debt	S + 5.50%	9.60%	6/14/2028	2,984	2,973	2,984	0.35%
Prosci, Inc.	(6)	First Lien Debt	S + 4.50%	8.50%	11/18/2030	4,733	4,730	4,581	0.54%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97% (Cash) 1.75% (PIK)	4/16/2029	4,265	4,262	3,917	0.46%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97% (Cash) 1.75% (PIK)	4/16/2029	1,095	1,094	1,006	0.12%
Revalize Inc. (f/k/a AQ Holdco Inc.)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97% (Cash) 1.75% (PIK)	4/16/2029	243	243	223	0.03%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (12)	First Lien Debt	S + 4.50%	8.57%	9/30/2031	337	334	334	0.04%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	9/30/2031	236	32	31	—%
Ridge Trail US Bidco, Inc. (Options IT)	(9) (11) (12)	Revolving Loan	S + 4.50%	8.57%	3/31/2031	79	(1)	(1)	—%
Smart Wave Technologies, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	12/30/2031	1,662	1,128	1,128	0.13%
Smart Wave Technologies, Inc.	(12)	First Lien Debt	S + 4.75%	8.50% (Cash) 4.00% (PIK)	12/30/2031	3,180	3,180	2,329	0.28%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,459	2,459	2,439	0.29%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	6/30/2028	2,147	2,135	2,129	0.25%
Solve Industrial Motion Group LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.50% (PIK)	6/30/2028	927	921	920	0.11%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
VALIDITY INC	(12)	First Lien Debt	S + 5.00%	8.68%	4/12/2032	49	49	49	0.01%
Venture Buyer, LLC (Velosio)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.01%	3/1/2030	4,571	4,542	4,571	0.54%
Venture Buyer, LLC (Velosio)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.09%	3/1/2030	1,281	221	221	0.03%
Waldo Buyer, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.32%	4/1/2033	19	—	—	—%
Waldo Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	8.32%	4/1/2033	13	—	—	—%
Waldo Buyer, LLC	(9) (12)	First Lien Debt	S + 4.25%	8.32%	4/1/2033	34	34	34	—%
Total High Tech Industries							77,228	75,485	8.93%

Hotel, Gaming & Leisure
Davidson Hotel Company LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	10/31/2031	1,052	335	337	0.04%
Davidson Hotel Company LLC	(6) (12)	First Lien Debt	S + 5.00%	8.90%	10/31/2031	3,156	3,132	3,156	0.37%
Total Hotel, Gaming & Leisure							3,467	3,493	0.41%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(12)	First Lien Debt	S + 6.00%	9.78%	10/23/2028	2,132	2,114	2,104	0.25%
Tinuiti Inc.	(9) (12)	First Lien Debt	S + 5.75%	6.79% (Cash) 3.13% (PIK)	12/11/2028	3,002	3,002	2,899	0.34%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	6.79% (Cash) 3.13% (PIK)	12/11/2028	1,962	1,962	1,895	0.22%
Tinuiti Inc.	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	6.79% (Cash) 3.13% (PIK)	12/11/2028	10,047	10,047	9,703	1.15%
VitalSmarts, LC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.25%	9.15%	9/8/2031	320	—	(3)	—%
VitalSmarts, LC	(12)	First Lien Debt	S + 5.25%	9.15%	9/8/2031	4,859	4,810	4,811	0.57%
Total Media: Advertising, Printing & Publishing							21,935	21,409	2.53%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.75% (PIK)	11/12/2027	3,895	3,877	3,794	0.45%
Corporate Visions, Inc.	(12)	First Lien Debt	S + 6.00%	10.07% (PIK)	2/28/2029	4,123	3,358	3,103	0.37%
Corporate Visions, Inc.	(12)	First Lien Debt	N/A	15.00% (PIK)	2/28/2029	224	224	168	0.02%
Corporate Visions, Inc.	(12) (16)	First Lien Debt	S + 6.00%	10.07% (PIK)	2/28/2029	820	—	—	—%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt	S + 6.00%	9.76%	12/9/2026	8,246	8,247	4,407	0.52%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	9.76%	12/9/2026	2,937	2,937	1,570	0.19%
MSM Acquisitions, Inc. (Spectrio)	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 6.00%	9.76%	12/9/2026	448	448	239	0.03%
Total Media: Diversified & Production							19,091	13,281	1.58%

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ALKU Intermediate Holdings, LLC	(12)	First Lien Debt	S + 6.25%	10.32%	5/23/2029	4,394	4,348	4,369	0.52%
All4 Buyer, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/23/2032	2,379	1,058	1,048	0.12%
All4 Buyer, LLC	(6)	First Lien Debt	S + 4.50%	8.25%	1/23/2032	2,819	2,797	2,796	0.33%
Allium Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	8.30%	9/23/2031	5,211	5,133	5,135	0.61%
Archer Acquisition, LLC (ARMstrong)	(6) (12)	First Lien Debt	S + 4.75%	8.92%	10/6/2029	5,681	5,632	5,626	0.66%
Archer Acquisition, LLC (ARMstrong)	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.73%	10/6/2029	467	465	462	0.05%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.50%	8.58%	11/26/2032	38	38	37	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.83%	11/26/2032	5,878	5,849	5,839	0.69%
Astra Service Partners, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.83%	11/26/2032	4,059	—	(27)	—%
Astra Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.58%	11/26/2032	25	25	24	—%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	2,690	2,683	2,690	0.32%
Bounteous, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.82%	8/2/2029	5,197	5,184	5,197	0.61%
Bounteous, Inc.	(12)	First Lien Debt	S + 4.75%	8.82%	8/2/2029	1,554	1,550	1,554	0.18%
Bounteous, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	1,742	1,742	1,742	0.21%
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.57%	7/29/2033	2,258	—	(16)	—%
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.)	(9) (12)	First Lien Debt	S + 4.75%	8.57%	7/29/2033	7,742	7,684	7,688	0.91%
Bullhorn, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	8.90%	10/1/2029	11,355	11,346	11,195	1.32%
Caldwell & Gregory LLC	(12)	Subordinated Debt	S + 6.25%	10.32% (Cash) 2.50% (PIK)	3/31/2031	1,175	1,159	1,175	0.14%
CDL Marketing Group, LLC (Career Now)	(12) (16)	Subordinated Debt	N/A	13.00% (PIK)	7/31/2027	3,990	3,966	1,812	0.21%
Certus NDT Group Buyer, LLC	(12)	Subordinated Debt	N/A	9.00% (Cash) 3.00% (PIK)	2/11/2033	2,039	2,001	1,999	0.24%
Cornerstone Advisors of Arizona, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.82%	5/13/2032	50	49	50	0.01%
CPL Consultants, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.07%	2/17/2032	4,317	54	54	0.01%
CPL Consultants, LLC	(6)	First Lien Debt	S + 4.25%	8.07%	2/17/2032	1,342	1,337	1,342	0.16%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12) (16)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	7/21/2028	754	754	3	—%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(11) (12)	First Lien Debt (Delayed Draw)	S + 7.00%	11.01%	7/21/2028	794	723	723	0.09%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12) (16)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	4,565	4,520	16	—%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.26%	7/21/2028	405	405	405	0.05%
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC)	(12)	First Lien Debt	S + 5.00%	9.26%	7/21/2028	2,449	2,440	2,449	0.29%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.13%	9/15/2028	7,282	7,227	7,220	0.85%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.98%	9/15/2028	2,318	2,310	2,298	0.27%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.91%	9/15/2028	1,528	1,525	1,515	0.18%
DH United Holdings, LLC (D&H United Fueling Solutions)	(6) (12)	First Lien Debt	S + 5.00%	9.22%	9/15/2028	3,370	3,340	3,341	0.39%
DH United Holdings, LLC (D&H United Fueling Solutions)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.90%	9/15/2028	4,259	4,250	4,223	0.50%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.50%	12/1/2027	3,953	3,943	3,932	0.46%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt	S + 5.50%	9.50%	12/1/2027	1,015	1,012	1,010	0.12%
Element 78 Partners, LLC (E78)	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.42%	12/1/2027	15,233	5,140	5,060	0.60%
Element 78 Partners, LLC (E78)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	12/1/2027	2,972	2,965	2,956	0.35%
Element 78 Partners, LLC (E78)	(12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.49%	12/1/2027	2,595	2,595	2,581	0.31%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(6) (9) (12)	First Lien Debt	S + 5.75%	9.97%	12/23/2026	9,525	9,510	9,510	1.12%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(9) (12)	First Lien Debt	S + 5.75%	9.97%	12/23/2026	6,605	6,591	6,594	0.78%
Env Automation Acquisition,LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.27%	12/8/2031	33	5	5	—%
Env Automation Acquisition,LLC	(9) (12)	First Lien Debt	S + 4.25%	8.06%	12/8/2031	34	33	34	—%
Esquire Deposition Solutions, LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	6/30/2029	2,228	2,201	2,208	0.26%
Gabriel Partners, LLC	(12)	First Lien Debt	S + 6.25%	10.16%	5/17/2027	687	686	687	0.08%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt	S + 6.25%	10.16%	5/17/2027	9,326	9,326	9,326	1.10%
Gabriel Partners, LLC	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.16%	5/17/2027	1,137	1,137	1,137	0.13%
Gabriel Partners, LLC	(9) (12)	First Lien Debt	S + 6.25%	10.16%	5/17/2027	2,097	2,093	2,097	0.25%
HEF Safety Ultimate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/10/2033	1,213	143	138	0.02%
HEF Safety Ultimate Holdings, LLC	(12)	First Lien Debt	S + 4.75%	8.82%	8/10/2033	2,789	2,776	2,777	0.33%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.32%	8/1/2029	7,091	7,032	6,971	0.82%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/1/2029	9,148	9,140	8,993	1.06%
KENG Acquisition, Inc. (Engage PEO)	(6) (9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	8/1/2029	1,063	1,062	1,045	0.12%
KRIV Acquisition, Inc. (Riveron)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	7/31/2031	4,884	—	(26)	—%
KRIV Acquisition, Inc. (Riveron)	(11) (12)	Revolving Loan	S + 4.50%	8.57%	7/31/2031	444	130	128	0.02%
KRIV Acquisition, Inc. (Riveron)	(6) (12)	First Lien Debt	S + 4.50%	8.57%	7/31/2031	9,729	9,556	9,677	1.14%
LRN Corporation (Lion Merger Sub, Inc.)	(6) (9) (12)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	5,706	5,706	5,674	0.67%
LRN Corporation (Lion Merger Sub, Inc.)	(9) (12)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	5,678	5,678	5,646	0.67%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
M&S Holdings Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	12/23/2032	769	—	(4)	—%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.48%	12/23/2032	4,210	4,191	4,190	0.50%
MacKay Sposito, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.11%	4/22/2033	100	16	16	—%
Olympus US Bidco LLC (Phaidon International)	(6) (10) (12)	First Lien Debt	S + 5.50%	9.42%	8/22/2029	12,938	12,877	12,529	1.48%
Output Services Group, Inc.	(12)	First Lien Debt	S + 8.00%	12.16%	5/30/2028	155	155	155	0.02%
Output Services Group, Inc.	(12)	First Lien Debt	S + 6.25%	10.41%	11/30/2028	837	837	837	0.10%
PN Buyer, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	7/31/2031	1,111	—	(36)	—%
PN Buyer, Inc.	(6)	First Lien Debt	S + 4.75%	8.65%	7/31/2031	3,860	3,844	3,736	0.44%
RailPros Parent, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.01%	5/24/2032	21	6	6	—%
RailPros Parent, LLC	(9) (11) (12)	Revolving Loan	S + 4.25%	8.01%	5/24/2032	11	—	—	—%
RailPros Parent, LLC	(9) (12)	First Lien Debt	S + 4.25%	8.01%	5/24/2032	68	67	68	0.01%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.08%	6/15/2029	2,941	2,931	2,941	0.35%
Redwood Services Group, LLC (Evergreen Services Group)	(6) (9) (12)	First Lien Debt	S + 5.00%	9.08%	6/15/2029	12,221	12,110	12,221	1.44%
Redwood Services Group, LLC (Evergreen Services Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.08%	6/15/2029	2,173	2,163	2,173	0.26%
Sage Integration Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.56%	9/9/2033	6,667	—	(32)	—%
Sage Integration Holdings, LLC	(12)	First Lien Debt	S + 4.75%	8.56%	9/9/2033	3,333	3,317	3,317	0.39%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	3,345	3,327	3,321	0.39%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	1,984	1,974	1,971	0.23%
Sagebrush Buyer, LLC (Province)	(6) (12)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	4,172	4,143	4,143	0.49%
Scaled Agile, Inc.	(9) (12) (16)	First Lien Debt	P + 4.50%	11.25%	12/15/2028	8,083	8,049	2,957	0.35%
Scaled Agile, Inc.	(9) (12) (16)	First Lien Debt (Delayed Draw)	S + 4.50%	8.23%	12/15/2028	396	396	145	0.02%
Sentinel Technologies, Inc	(6)	First Lien Debt	S + 4.50%	8.25%	11/3/2031	4,963	4,942	4,955	0.59%
Solana Bidco, LLC	(6)	First Lien Debt	S + 4.75%	8.82%	7/1/2033	2,487	2,474	2,477	0.29%
Syndigo LLC	(11) (12)	Revolving Loan	S + 5.00%	8.76%	9/2/2032	592	92	74	0.01%
Syndigo LLC	(6) (12)	First Lien Debt	S + 5.00%	8.76%	9/2/2032	4,375	4,355	4,222	0.50%
Tau Buyer, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 2.50%	6.57% (Cash) 2.50% (PIK)	2/2/2032	2,305	2,297	2,066	0.24%
Tau Buyer, LLC	(9) (11) (12)	Revolving Loan	S + 4.50%	8.54%	2/2/2032	1,720	835	670	0.08%
Tau Buyer, LLC	(6) (9) (12)	First Lien Debt	S + 2.50%	6.57% (Cash) 2.50% (PIK)	2/2/2032	10,042	9,963	9,002	1.06%
Thompson Safety LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	8.89%	6/25/2032	91	15	15	—%
Thompson Safety LLC	(11) (12)	Revolving Loan	S + 5.00%	9.07%	6/25/2032	9	1	1	—%
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt	S + 4.50%	8.40%	1/31/2029	5,059	5,014	5,056	0.60%
Transit Buyer, LLC (Propark Mobility)	(12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	3,054	3,028	3,052	0.36%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Transit Buyer, LLC (Propark Mobility)	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	9,260	9,251	9,256	1.09%
TSS Buyer, LLC (Technical Safety Services)	(6) (12)	First Lien Debt	S + 5.00%	9.07%	6/22/2029	4,939	4,916	4,919	0.58%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	6/22/2029	6,260	6,220	6,234	0.74%
TSS Buyer, LLC (Technical Safety Services)	(12)	First Lien Debt	S + 5.00%	9.07%	6/22/2029	1,171	1,162	1,167	0.14%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	6/1/2029	1,193	—	—	—%
Victors CCC Buyer LLC (CrossCountry Consulting)	(6) (9) (12)	First Lien Debt	S + 4.50%	8.40%	6/1/2029	6,369	6,307	6,369	0.75%
Victors CCC Buyer LLC (CrossCountry Consulting)	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	6/1/2029	408	407	408	0.05%
VRC Companies, LLC (Vital Records Control)	(6) (9)	First Lien Debt	S + 5.50%	9.40%	6/29/2027	4,453	4,444	4,440	0.52%
VRC Companies, LLC (Vital Records Control)	(9) (12)	First Lien Debt	S + 5.75%	9.65%	6/29/2027	325	324	324	0.04%
Total Services: Business							306,504	291,505	34.44%

Services: Consumer
360 Holdco, Inc. (360 Training)	(6)	First Lien Debt	S + 4.50%	8.40%	8/2/2028	3,375	3,359	3,350	0.40%
360 Holdco, Inc. (360 Training)	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	8/2/2028	3,087	1,930	1,908	0.23%
ADPD Holdings LLC (NearU)	(9) (12)	First Lien Debt	S + 6.00%	4.93% (Cash) 5.00% (PIK)	8/16/2028	10,283	10,307	9,438	1.12%
AMS Parent, LLC (All My Sons)	(6) (12)	First Lien Debt	S + 4.75%	9.09%	10/25/2028	5,104	5,087	4,814	0.57%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/24/2030	152	152	152	0.02%
Apex Service Partners, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	10/24/2030	153	152	153	0.02%
Apex Service Partners, LLC	(9) (11) (12)	Revolving Loan	S + 4.75%	8.82%	10/24/2029	55	—	—	—%
Apex Service Partners, LLC	(9) (12)	First Lien Debt	S + 4.75%	8.82%	10/24/2030	622	618	622	0.07%
Canopy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	2/28/2033	1,375	96	76	0.01%
Canopy Service Partners, LLC	(6)	First Lien Debt	S + 4.50%	8.57%	2/28/2033	1,621	1,612	1,597	0.19%
Columbia Home Services LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	22	—	(2)	—%
Columbia Home Services LLC	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	11/27/2031	79	78	73	0.01%
Excel Fitness Consolidator LLC	(6) (12)	First Lien Debt	S + 4.75%	8.82%	4/29/2030	9,203	9,154	9,022	1.07%
Excel Fitness Consolidator LLC	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/29/2030	945	941	927	0.11%
Legacy Service Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	11/10/2031	100	4	3	—%
Legacy Service Partners, LLC	(11) (12)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	49	41	41	—%
Legacy Service Partners, LLC	(12)	Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	60	59	59	0.01%
Legacy Service Partners, LLC	(6) (12)	First Lien Debt	S + 4.50%	8.57%	11/10/2031	15,105	15,060	15,020	1.78%
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt	S + 5.75%	9.83%	6/15/2028	3,819	3,807	3,666	0.43%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Liberty Buyer, Inc. (Liberty Group)	(9) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	6/15/2028	287	287	276	0.03%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	654	654	567	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 3.00% (PIK)	3/18/2029	659	659	571	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 2.00% (PIK)	3/18/2029	745	738	632	0.07%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	2,710	2,688	2,298	0.27%
National Renovations LLC (Repipe Specialists)	(12)	Subordinated Debt (Delayed Draw)	N/A	10.00% (Cash) 1.00% (PIK)	3/18/2029	234	234	199	0.02%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	5,153	5,153	5,093	0.60%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	4,619	4,619	4,565	0.54%
North Haven Fairway Buyer, LLC (Fairway Lawns)	(12)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 3.50% (PIK)	5/17/2029	6,663	6,663	6,585	0.78%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt	S + 5.75%	9.59%	12/6/2027	2,431	2,431	2,431	0.29%
North Haven Spartan US Holdco LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.75%	9.61%	12/6/2027	211	211	211	0.02%
North Haven Spartan US Holdco LLC	(12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.54%	12/6/2027	1,614	1,613	1,614	0.19%
Perennial Services Group, LLC	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.57%	12/23/2032	5,275	2,564	2,363	0.28%
Perennial Services Group, LLC	(6) (9) (12)	First Lien Debt	S + 4.50%	8.57%	12/23/2032	7,210	7,177	6,935	0.82%
Yard-Nique, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.59%	9/29/2028	161	63	62	0.01%
Yard-Nique, Inc.	(6)	First Lien Debt	S + 4.75%	8.82%	9/29/2028	835	830	830	0.10%
Total Services: Consumer							89,041	86,151	10.20%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.79%	7/18/2028	9,608	9,573	9,608	1.14%
Total Sovereign & Public Finance							9,573	9,608	1.14%

Telecommunications
BCM One, Inc.	(6)	First Lien Debt	S + 4.50%	8.50%	11/17/2027	5,601	5,601	5,601	0.66%
BCM One, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	11/17/2027	1,680	1,680	1,680	0.20%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	516	514	516	0.06%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	890	887	890	0.11%
MBS Holdings, Inc.	(6) (9) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	9,500	9,491	9,500	1.12%
MBS Holdings, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	640	638	640	0.08%
Mobile Communications America, Inc.	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.69%	10/16/2029	1,651	443	422	0.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Mobile Communications America, Inc.	(6) (12)	First Lien Debt	S + 4.75%	8.50%	10/16/2029	16,297	16,173	16,095	1.90%
Mobile Communications America, Inc.	(12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	10/16/2029	3,625	3,611	3,580	0.42%
Sapphire Telecom, Inc.	(6) (12)	First Lien Debt	S + 5.00%	9.07%	6/27/2029	16,389	16,305	16,389	1.94%
Tyto Athene, LLC	(6) (12)	First Lien Debt	S + 4.75%	8.63%	4/3/2028	7,101	7,081	6,760	0.80%
Total Telecommunications							62,424	62,073	7.34%

Transportation: Cargo
A&R Logistics Holdings, Inc.	(9) (11) (12)	Revolving Loan	S + 6.75%	5.22% (Cash) 5.75% (PIK)	7/17/2031	467	2	104	0.01%
A&R Logistics Holdings, Inc.	(9) (11) (12)	Revolving Loan	S + 6.75%	5.22% (Cash) 5.75% (PIK)	7/17/2031	234	1	52	0.01%
A&R Logistics Holdings, Inc.	(9) (12)	First Lien Debt	S + 6.75%	11.12% (PIK)	7/17/2031	282	282	282	0.03%
A&R Logistics Holdings, Inc.	(9) (12)	First Lien Debt	S + 6.75%	11.12% (PIK)	7/17/2031	3,615	3,615	3,615	0.43%
FSK Pallet Holding Corp. (Kamps Pallets)	(12)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	7,984	7,975	7,892	0.93%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt	S + 4.25%	8.32%	11/15/2029	19,793	19,712	19,787	2.34%
Kenco PPC Buyer LLC	(6) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.03%	11/15/2029	2,943	2,934	2,942	0.35%
R1 Holdings, LLC (RoadOne)	(12)	Subordinated Debt	N/A	15.75% (PIK)	6/30/2029	5,667	5,533	5,529	0.65%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt (Delayed Draw)	S + 10.50%	14.26%	11/27/2029	73	73	73	0.01%
SEKO Global Logistics Network, LLC	(9) (12)	First Lien Debt	S + 1.00%	4.76% (Cash) 9.50% (PIK)	11/27/2029	141	141	141	0.02%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 10.00%	13.76% (PIK)	11/27/2029	518	512	518	0.06%
SEKO Global Logistics Network, LLC	(12)	First Lien Debt	S + 7.00%	10.76% (PIK)	5/27/2030	1,894	1,894	961	0.11%
TI Acquisition NC, LLC	(6)	First Lien Debt	S + 4.25%	8.51%	3/19/2027	2,701	2,689	2,701	0.32%
Total Transportation: Cargo							45,363	44,597	5.27%

Transportation: Consumer
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(6) (12)	First Lien Debt	S + 4.75%	8.65%	2/14/2031	10,401	10,332	10,089	1.19%
Firstline Road Solutions, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.25%	5/1/2033	36	4	4	—%
Firstline Road Solutions, LLC	(12)	First Lien Debt	S + 4.50%	8.57%	5/1/2033	32	32	32	—%
Total Transportation: Consumer							10,368	10,125	1.19%

Utilities: Electric
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (12)	First Lien Debt	S + 4.75%	8.65%	8/27/2031	10,277	10,197	10,277	1.21%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.60%	8/27/2031	2,607	2,125	2,134	0.25%
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc)	(9) (11) (12)	Revolving Loan	S + 4.75%	8.65%	8/27/2031	1,925	(13)	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Force Electrical Buyerco, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.32%	10/21/2032	63	13	12	—%
Force Electrical Buyerco, LLC	(12)	First Lien Debt	S + 4.50%	8.23%	10/21/2032	37	37	36	—%
Industrial Air Flow Dynamics, Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	8/14/2030	21	—	(1)	—%
Industrial Air Flow Dynamics, Inc.	(9) (12)	First Lien Debt	S + 5.00%	9.07%	8/14/2030	78	78	74	0.01%
Low Voltage Holdings Inc.	(9) (11) (12)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/28/2032	383	—	—	—%
Low Voltage Holdings Inc.	(9) (11) (12)	Revolving Loan	S + 4.75%	8.60%	4/28/2032	352	135	136	0.02%
Low Voltage Holdings Inc.	(6) (9) (12)	First Lien Debt	S + 4.75%	8.82%	4/28/2032	2,527	2,520	2,527	0.30%
Pinnacle Supply Partners, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.42%	4/3/2030	1,636	—	(54)	(0.01%)
Pinnacle Supply Partners, LLC	(12)	First Lien Debt	S + 6.25%	10.19%	4/3/2030	6,165	6,095	5,963	0.70%
Pinnacle Supply Partners, LLC	(12)	First Lien Debt (Delayed Draw)	S + 6.25%	10.33%	4/3/2030	1,957	1,954	1,893	0.22%
RMS Energy Borrower LLC	(12)	First Lien Debt (Delayed Draw)	S +4.50%	8.37%	9/30/2032	1,225	1,222	1,221	0.14%
RMS Energy Borrower LLC	(6) (12)	First Lien Debt	S + 4.50%	8.57%	9/30/2032	5,861	5,835	5,841	0.69%
RMS Energy Borrower LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.50%	8.29%	9/30/2032	2,896	1,348	1,338	0.16%
Total Utilities: Electric							31,546	31,397	3.69%

Utilities: Water
USA Water Intermediate Holdings, LLC	(6) (12)	First Lien Debt	S + 4.25%	8.01%	2/21/2031	5,996	5,958	5,996	0.71%
USA Water Intermediate Holdings, LLC	(11) (12)	First Lien Debt (Delayed Draw)	S + 4.25%	8.02%	2/21/2031	3,008	2,437	2,437	0.29%
Total Utilities: Water							8,395	8,433	1.00%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.50%	9.41%	1/19/2029	1,325	1,314	1,312	0.16%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(6) (12)	First Lien Debt	S + 5.50%	9.41%	1/19/2029	9,723	9,648	9,632	1.14%
ISG Enterprises, LLC (Industrial Service Group)	(12)	First Lien Debt	S + 5.75%	9.59%	12/7/2028	6,344	6,291	6,197	0.73%
ISG Enterprises, LLC (Industrial Service Group)	(6) (12)	First Lien Debt (Delayed Draw)	S + 5.75%	9.59%	12/7/2028	3,303	3,298	3,227	0.38%
Total Wholesale							20,551	20,368	2.41%

Total Non-Controlled/Non-Affiliate Debt Investments							$1,811,499	$1,763,820	208.44%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments

Aerospace & Defense
BPC Kodiak LLC (Turbine Engine Specialists)	(8) (10) (12) (15)	Class A-1 Units	9/1/2023	1,530,000	$1,530	$3,099	0.37%
Total Aerospace & Defense					1,530	3,099	0.37%

Automotive
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	402	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	1,836,884	404	—	—%
Buckeye Group Holdings, L.P. (JEGS Automotive)	(8) (9) (12)	LP Interests	12/31/2024	998,311	—	—	—%
Covercraft Parent III, Inc.	(8) (12)	LP Interests	8/20/2021	768	768	—	—%
HBB Parent, LLC (High Bar Brands)	(8) (12)	LP Interests	12/19/2023	303,000	303	182	0.02%
Pegasus Aggregator Holdings LP (S&S Truck Parts)	(8) (12)	LP Interests	12/31/2024	7	668	650	0.08%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Partnership Interests	6/3/2024	1,000	974	1,375	0.16%
Phoenix Topco Holdings LP (S&S Truck Parts)	(8) (12)	Warrants	6/3/2024	1,000	1	—	—%
Total Automotive					3,520	2,207	0.26%

Banking, Finance, Insurance & Real Estate
BayPine Regal Co-Invest, LP	(8) (12) (17)	Partnership Interests	5/8/2026	1,000	1,000	998	0.12%
Total Banking, Finance, Insurance & Real Estate					1,000	998	0.12%

Beverage, Food & Tobacco
Bardstown PPC Buyer LLC (Bardstown Bourbon Company)	(8) (12)	Common Units	7/13/2022	17,329	2,211	1,045	0.13%
Razor Light Topco, L.P. (f/k/a Lonestar Polaris Topco, LP)	(8) (12)	Class A Units	2/6/2026	323,130	323	278	0.03%
VCP Tech24 Co-Invest Aggregator LP (Tech24)	(8) (12) (17)	Company Units	10/5/2023	1,024	1,018	757	0.09%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class B Common Units	10/3/2022	698	5	—	—%
WPP Fairway Aggregator B, L.P (Fresh Edge)	(8) (12)	Class A Preferred Units	10/3/2022	698	698	361	0.04%
Total Beverage, Food & Tobacco					4,255	2,441	0.29%

Capital Equipment
ATL GSE Holdings, LP (SkyMark Refuelers)	(8) (12)	Class A Units	12/16/2025	63	63	64	0.01%
CMG HoldCo, LLC (Crete)	(8) (12)	Series A Preferred Stock	5/19/2022	24	249	184	0.02%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Common Units	3/1/2023	148	60	8	—%
EFC Holdings, LLC (EFC International)	(8) (12)	Class A Preferred Units	3/1/2023	148	148	192	0.02%
E-Tech Holdings Partnership, L.P. (E-Technologies Group, Inc.)	(8) (12)	Partnership Interests	5/22/2024	1,000,000	1,000	857	0.10%
Total Capital Equipment					1,520	1,305	0.15%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)

Chemicals, Plastics & Rubber
New Spartech Holdings LLC	(8) (12)	Common Stock	6/6/2025	314,809	1,595	—	—%
Total Chemicals, Plastics & Rubber					1,595	—	—%

Construction & Building
GreyLion TGNL Holdings	(8) (11) (12) (17)	Limited Partnership Interests	5/2/2025	846,770	865	1,999	0.24%
Oceansound Partners Co-Invest II, LP (Gannett Fleming)	(8) (12)	Series F interests	5/26/2023	1,272,139	1,274	1,873	0.22%
OSP Gannett Aggregator, LP (Gannett Fleming)	(8) (10) (12) (15)	Limited Partnership Interests	12/20/2022	894,607	895	1,317	0.16%
RPI Investments LP (Rose Paving)	(8) (12)	Class A Units	11/27/2024	690	100	92	0.01%
STARC Acquisitions, Inc.	(8) (9) (12)	Series A-2 Preferred Stock	9/9/2026	410	410	410	0.05%
Total Construction & Building					3,544	5,691	0.68%

Consumer Goods: Durable
LH Equity Investors, L.P.	(8) (11) (12) (17)	Limited Partnership Interest	9/3/2025	1,444	1,444	2,012	0.24%
Total Consumer Goods: Durable					1,444	2,012	0.24%

Consumer Goods: Non-durable
AUA Famiglia Co-Investors Feeder, LLC	(8) (12) (17)	Units	5/1/2026	1,709	1,801	1,792	0.22%
PS FBG LP (Foodservices Brand Group)	(8) (12)	Common Units	8/8/2025	547	512	374	0.04%
Ultima Health Holdings, LLC	(8) (12)	Preferred Units	9/12/2022	15	170	429	0.05%
Total Consumer Goods: Non-durable					2,483	2,595	0.31%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(8) (10) (12)	Class A Units	12/17/2020	147,708	148	275	0.03%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Units	4/22/2025	555	28	—	—%
Oliver Investors, LP (Oliver Packaging)	(8) (12)	Class A Common Units	7/6/2022	11,916	1,131	—	—%
Total Containers, Packaging & Glass					1,307	275	0.03%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(8) (12)	Common Units	3/30/2023	399,904	400	605	0.07%
MDC Group Holdings, LP (Mosaic Dental)	(8) (12)	Partnership Interests	2/7/2023	245	245	—	—%
NP/BF Holdings, L.P.	(8) (12)	Partnership Interests	4/30/2025	1,000	1,000	858	0.10%
OneSmile, LLC (Smile Brands)	(8) (12)	Series E-2 Units	4/14/2026	1,522	—	—	—%
OneSmile, LLC (Smile Brands)	(8) (12)	Preferred Units	4/14/2026	461	—	—	—%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
RCP Nats Co-Investment Fund LP	(8) (12) (17)	Limited Partnership Interests	3/17/2025	779,607	782	1,390	0.17%
REP Coinvest III AAD, L.P. (Anne Arundel)	(8) (11) (12)	Partnership Units	10/16/2020	12,175	880	—	—%
REP HS Holdings, LLC (HemaSource)	(8) (12)	LP Interests	8/31/2023	577,000	577	788	0.09%
WE Select Fund 3, L.P.	(8) (12) (17)	Partnership Interests	9/10/2025	483,000	495	677	0.08%
Total Healthcare & Pharmaceuticals					4,379	4,318	0.51%

High Tech Industries
GNX HBS Holdings, LLC	(8) (12)	LP Interests	10/1/2025	60	60	96	0.01%
Myriad Investment Holdings, L.P. (Smart Wave)	(8) (12)	Series B-2 Units	1/6/2026	178,105	158	—	—%
Solve Group Holdings, L.P. (Solve Industrial)	(8) (12)	LP Interests	6/30/2021	313	313	452	0.05%
Three Rivers Co-Investment, L.P.	(8) (12) (17)	LP Interests	11/7/2025	500,000	501	500	0.06%
Total High Tech Industries					1,032	1,048	0.12%

Media: Diversified & Production
BroadcastMed Holdco, LLC	(8) (12)	Series A-3 Preferred Units	10/4/2022	56,899	853	701	0.08%
CVI Group Holding Company, LLC (Corporate Visions, Inc.)	(8) (12)	Common Class A Units	3/5/2026	15,113,838	—	—	—%
CVI Group Holding Company, LLC (Corporate Visions, Inc.)	(8) (12)	Preferred Equity Units	3/5/2026	329	—	—	—%
Total Media: Diversified & Production					853	701	0.08%

Services: Business
BayPine Monarch Co-Invest, LP	(8) (12) (17)	Limited Partnership Interests	6/3/2025	100,000	101	115	0.01%
Certus NDT Group Holdings, LLC	(8) (12)	Class A Units	2/11/2026	245	245	256	0.03%
Concord FG Holdings, LP (E78)	(8) (12)	Class A Common Units	12/1/2021	816	496	596	0.07%
Crimson FLS TopCo, L.P.	(8) (12)	Class A Units	2/18/2026	30,000	3,000	2,674	0.32%
Geds Equity Investors, LP (Esquire Deposition Services)	(8) (12)	Class A Limited Partnership Units	7/1/2024	2,424	320	394	0.05%
Harvest Group Topco Holdings, LP	(8) (12)	Class A Common Unit	3/2/2026	3,194	—	450	0.05%
Harvest Group Topco Holdings, LP	(8) (12)	Preferred units	3/2/2026	3,194	3,194	3,410	0.40%
KKEMP Blocked Co-Invest, LP	(8) (12)	Limited Partnership Interests	7/15/2025	1,000	1,000	1,223	0.14%
KRIV Co-Invest Holdings, L.P. (Riveron)	(8) (12) (17)	Class A Units	7/17/2023	790	790	1,104	0.13%
M&S Group Holdings,LLC	(8) (12)	Common Units	12/23/2025	2,998	300	332	0.04%
NMS VONA Case Management Acquisition, LP	(8) (12) (17)	Class A Common Units	11/25/2025	2,793	1,500	2,066	0.24%
NMSEF II Holdings I, L.P.	(8) (12) (17)	Limited Partner Interests	9/29/2025	483,000	486	537	0.06%
North Haven Terrapin IntermediateCo, LLC (Apex Companies)	(8) (12)	Class A Membership Interests	1/31/2023	1,173	117	185	0.02%
OSG Topco Holdings, LLC (Output Services Group, Inc.)	(8) (12)	Class A Units	11/30/2023	47,021	833	541	0.06%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
PN Topco L.P.	(8) (12)	Class A Units	7/31/2025	86,080	86	46	0.01%
RCP Yukon Co-Invest B LP	(8) (11) (12) (17)	Limited Partnership Interests	7/27/2026	900,000	903	897	0.11%
Rocket Ultimate LP	(8) (12)	Class A Units	2/19/2026	2,982,000	2,982	2,982	0.35%
Schill Blocker Agg, LLC	(8) (12) (17)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	2,977	0.35%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Common Equity	9/30/2021	624	624	—	—%
Shoreline CNB Partners Investment, LP (Career Now)	(8) (12)	Series B Limited Partnership Units	10/23/2023	222	22	—	—%
Solana Parent, LLC	(8) (12)	Class A Common Units	7/1/2026	468	47	47	0.01%
STech Investors, LP (Sentinel Technologies)	(8) (12)	Class A Unit	11/3/2025	961	96	136	0.02%
TBG Acquisitions, Inc.	(8) (12)	Series A-1 Preferred Stock	6/12/2026	1,000	1,000	1,015	0.12%
Truelink Crucible-A, L.P.	(8) (12) (17)	Limited Partnership Interests	8/28/2026	1,000,000	1,000	1,000	0.12%
Uplift Investors Finch Co-Invest Fund, LP	(8) (12) (17)	Limited Partnership Interests	3/31/2026	1,000,000	1,000	1,000	0.12%
Total Services: Business					23,142	23,983	2.83%

Services: Consumer
CHS Investors, LLC (Columbia Home Services)	(8) (12)	Class B Units	5/27/2025	576	83	38	—%
Entomo Brands Acquisitions, Inc. (Palmetto Exterminators)	(8) (12)	Class B Units	7/31/2023	997,000	1,117	1,191	0.14%
FS NU Investors, LP (NearU)	(8) (9) (12)	Class B Units	8/8/2022	2,432	243	47	0.01%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	121	14	17	—%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8) (12)	Class B Units	1/9/2023	4,907	491	675	0.08%
Repipe Aggregator, LLC (Repipe Specialists)	(8) (11) (12)	Purchased Units	3/31/2022	282	282	45	0.01%
Total Services: Consumer					2,230	2,013	0.24%

Sovereign & Public Finance
CMP Ren Partners I-A LP (LMI Consulting, LLC)	(8) (11) (12)	Limited Partnership Interests	6/30/2022	633,980	634	1,802	0.21%
Total Sovereign & Public Finance					634	1,802	0.21%

Transportation: Cargo
EVE Bison Co-Invest A, LP	(8) (12) (17)	Limited Partnership Interests	6/10/2026	1,000,000	1,000	985	0.12%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	778	2,820	—	—%
Red Griffin TopCo, LLC (Seko Global Logistics LLC)	(8) (12)	Partnership Units	11/27/2024	409	1,481	—	—%
REP RO Coinvest IV-A, LP (RoadOne)	(8) (11) (12)	Partnership Units	12/29/2022	938,576	939	435	0.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Portfolio Company (1) (2) (7)	Footnotes	Investment	Acquisition Date	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
New Quantix Parent, LLC	(8) (9) (12)	Class A Common Units	7/17/2026	1,363	77	296	0.03%
Total Transportation: Cargo					6,317	1,716	0.20%

Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	99	0.01%
Total Utilities: Electric					280	99	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,005	400	655	0.08%
Total Utilities: Water					400	655	0.08%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	12/5/2025	815	82	81	0.01%
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	395	0.05%
Total Wholesale					482	476	0.06%

Total Non-Controlled/Non-Affiliate Equity Investments					$61,947	$57,434	6.79%

Total Non-Controlled/Non-Affiliate Investments					$1,873,446	$1,821,254	215.23%

Portfolio Company (2) (7)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate	Maturity Date	Par Amount/Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
Controlled/Affiliate Investments (19)
Investments in Joint Venture
NCDL Senior Loan Fund I LLC	(10) (11) (18)	Class B Loans	S +2.10%	5.84%	7/9/2037	$23,100	$10,500	$10,500	1.24%
NCDL Senior Loan Fund I LLC	(10) (11) (18)	Class C Loans	S + 3.10%	6.84%	7/9/2037	12,994	5,906	5,906	0.70%
NCDL Senior Loan Fund I LLC	(10) (11) (18)	Class D Loans	S + 6.25%	9.99%	7/9/2037	18,769	8,532	8,532	1.01%
NCDL Senior Loan Fund I LLC	(8) (10) (11) (17)	Membership Interests	N/A			15,750	15,750	15,821	1.87%
Total Controlled/Affiliate Investments							$40,688	$40,759	4.82%

Total Investments							$1,914,134	$1,862,013	220.05%
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2026
(amounts in thousands, except share amounts)

Cash Equivalents	Interest Rate	Shares/Units	Cost	Fair Value (4)	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund - Institutional Class	3.55%	34,436,880	$34,437	$34,437	4.07%
First American Government Obligations Fund - Class Z	3.54%	1,099,550	1,100	1,100	0.13%
Total Cash Equivalents			$35,537	$35,537	4.20%

Total Investments and Cash Equivalents			$1,949,671	$1,897,550	224.25%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.30%	3/15/2030	$300,000	$(4,702)	$(4,702)	$—
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.55%	3/15/2030	100,000	(2,381)	(2,381)	—
Total Derivatives - Interest Rate Swaps							$(7,083)	$(7,083)	$—
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2026. As of September 30, 2026, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.91%, 4.08%, 4.27%, and 4.60%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable. Debt investments are income producing unless otherwise noted.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” and Note 5 "Fair Value Measurements" for more information.
(5)Percentage is based on net assets of $846,188 as of September 30, 2026.
(6)Denotes that all or a portion of the assets are owned by CLO-I and CLO-II (each as defined in Note 1 “Organization”), which serve as collateral for the Company's debt securitizations. See Note 7 “Borrowings” for more information.
(7)As of September 30, 2026, there were no portfolio investments that represented greater than 5% of our total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2026, the Company held ninety-one restricted securities with an aggregate fair value of $73,256, or 8.66% of the Company’s net assets.
(9)Investment is a unitranche position.
(10)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, total non-qualifying assets at fair value represented 6.68% of the Company's total assets calculated in accordance with the 1940 Act.
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
September 30, 2026
(amounts in thousands, except share amounts)

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
(16)Loan was on non-accrual status as of September 30, 2026.
(17)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(18)Loan investments made by the Company in the Joint Venture are issued by NCDL Senior Loan Fund I SPV LLC ("JV SPV"), a wholly owned subsidiary of NCDL Senior Loan Fund I, and are collateralized by the JV SPV investment portfolio.
(19)As defined in the 1940 Act, the Company is deemed to be a "control person" of the portfolio company as the Company owns 25% or more of the portfolio company's voting securities ("Controlled/affiliate"). Transactions related to investments in Controlled/affiliate for the nine months ended September 30, 2026 were as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest Income, Dividend Income, and Fee Income
Senior Loan Fund I	$—	$40,688	$—	$71	$—	$40,759	$1,269
Total	$—	$40,688	$—	$71	$—	$40,759	$1,269
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
(amounts in thousands, except share amounts)

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
(amounts in thousands, except share amounts)

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
(amounts in thousands, except share amounts)

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

See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(amounts in thousands, except share amounts)

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Utilities: Electric
Helios Aggregator Holdings I LP (Pinnacle Supply Partners, LLC)	(8) (12)	Subject Partnership Units	4/3/2023	279,687	280	104	0.01%
Total Utilities: Electric					280	104	0.01%

Utilities: Water
USAW Parent LLC (USA Water)	(8) (12)	Common Units	2/21/2024	4,781	478	714	0.08%
Total Utilities: Water					478	714	0.08%

Wholesale
Lettermen's Parent Holding, LLC	(8) (12)	Common Units	11/20/2025	4,000	400	400	0.05%
Lettermen's Parent Holding, LLC	(8)	Common Units	12/5/2025	486	49	49	0.01%
Total Wholesale					449	449	0.06%

Total Equity Investments					$47,904	$44,455	5.08%

Total Investments					$2,001,207	$1,962,449	224.23%

Cash Equivalents	Interest Rate (3)	Shares/Units	Amortized Cost	Fair Value (4)	% of Net Assets (5)
BlackRock Liquidity Funds T-Fund - Institutional Class	3.64%	51,278,977	$51,279	$51,279	5.86%
First American Government Obligations Fund - Class Z	3.64%	2,648,293	2,648	2,648	0.3%
Total Cash Equivalents			$53,927	$53,927	6.16%

Total Investments and Cash Equivalents			$2,055,134	$2,016,376	230.39%

Counterparty	Footnotes	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments/Receipts
Derivatives - Interest Rate Swaps
Wells Fargo Bank, N.A.	(13) (14)	2030 Notes	6.65%	S + 2.3015%	3/15/2030	$300,000	$14,965	$14,965	—
Total Derivatives - Interest Rate Swaps							$14,965	$14,965	—

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
See Notes to Consolidated Financial Statements

NUVEEN CHURCHILL DIRECT LENDING CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(amounts in thousands, except share amounts)
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
Churchill NCDLC CLO-I, LLC (“CLO-I”), Churchill NCDLC CLO-II, LLC (“CLO-II”), and NCDL Equity Holdings LLC ("NCDL Equity Holdings") are wholly owned subsidiaries of the Company and are consolidated in these financial statements commencing from the date of their respective formation, in accordance with the Company's consolidation policy discussed in Note 2. Churchill NCDLC CLO-III, LLC (“CLO-III”) was also a wholly owned, consolidated subsidiary of the Company until its redemption on July 7, 2026 (see Note 7, Borrowings). CLO-I, CLO-II and CLO-III have completed term debt securitizations. NCDL Equity Holdings was formed to hold certain equity-related securities.
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
The Company does not consolidate its investment in NCDL Senior Loan Fund I LLC (“Senior Loan Fund I”), which was formed as a joint venture (“JV” or “Joint Venture”) between the Company and an unaffiliated institutional investor (the “JV Partner”). See Note 3, Investments, for more information.

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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value, and investments held in money market funds are valued at their net asset value per share. As of September 30, 2026 and December 31, 2025, the Company did not hold any restricted cash. As of September 30, 2026 and December 31, 2025, the Company held $35,537 and $53,927 of cash equivalents, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2026, the Company earned $2,714 and $8,227, respectively, in PIK income provisions, representing 6.21% and 6.13% of total investment income, respectively. For the three and nine months ended September 30, 2025, the Company earned $2,369 and $6,998, respectively, in PIK income provisions, representing 4.64% and 4.43% of total investment income, respectively.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions from investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company. For the three and nine months ended September 30, 2026, the Company earned $780 and $780, respectively, of dividend income on its equity investments. For the three and nine months ended September 30, 2025, the Company earned $286 and $402, respectively, of dividend income on its equity investments.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance and administrative services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2026, the Company earned other income of $182 and $585, respectively, primarily related to prepayment, amendment, and administrative service fees. For the three and nine months ended September 30, 2025, the Company earned other income of $224 and $1,138, respectively, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2026, the Company had investments in nine portfolio companies on non-accrual status with an aggregate fair value of $27,670 which represented approximately 1.49% of total investments at fair value. As of December 31, 2025, the Company had investments in four portfolio companies on non-accrual status with an aggregate fair value of $9,744, which represented approximately 0.50% of total investments at fair value.
Derivative Instruments and Hedging
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815, Derivatives and Hedging, further clarified by the FASB’s issuance of Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging. The Company uses interest rate swaps to hedge the 2030 Notes (as defined in Note 7) and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the consolidated statements of operations. The Company designated its interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship and, as a result, the net change in the fair value of the hedging instruments is recorded in the same line item of the consolidated statements of operations as the hedged item.
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

The minimum distribution requirements applicable to RICs generally require the Company to timely distribute (or be deemed to distribute) to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carry over ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless the Company distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of the amount by which the Company's capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the three and nine months ended September 30, 2026, and for the three and nine months ended September 30, 2025, the Company did not incur any excise tax expense.

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
3. INVESTMENTS
As of September 30, 2026 and December 31, 2025, the Company's investments consisted of the following (amounts in thousands):

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,658,504	$1,622,300	87.13%	$1,773,647	$1,756,620	89.51%
Subordinated Debt[1]	152,995	141,520	7.60%	179,656	161,374	8.22%
Equity Investments	61,947	57,434	3.08%	47,904	44,455	2.27%
Investments in Joint Venture[2]	40,688	40,759	2.19%	—	—	—%
Total	$1,914,134	$1,862,013	100.00%	$2,001,207	$1,962,449	100.00%
____________________
1As of September 30, 2026, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $61,688, mezzanine debt of $78,574 and structured debt of $1,258; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $63,417, mezzanine debt of $86,331 and structured debt of $3,247.
As of December 31, 2025, Subordinated Debt at fair value was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479; Subordinated Debt at cost was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583.
2 As of September 30, 2026, Investments in Joint Venture at cost were comprised of secured loans of $24,938 and equity interests of $15,750; Investments in Joint Venture at fair value were comprised of secured loans of $24,938 and equity interests of $15,821.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of September 30, 2026 and December 31, 2025 was as follows:

Industry	September 30, 2026	December 31, 2025
Aerospace & Defense	0.81%	1.71%
Automotive	2.46%	3.28%
Banking, Finance, Insurance & Real Estate	3.83%	4.01%
Beverage, Food & Tobacco	8.74%	7.62%
Capital Equipment	5.81%	5.75%
Chemicals, Plastics & Rubber	0.94%	1.10%
Construction & Building	7.24%	6.90%
Consumer Goods: Durable	1.18%	1.25%
Consumer Goods: Non-durable	1.68%	1.61%
Containers, Packaging & Glass	3.62%	4.02%
Energy: Electricity	1.67%	1.56%
Environmental Industries	3.37%	4.52%
Healthcare & Pharmaceuticals	18.32%	18.19%
High Tech Industries	4.11%	4.03%
Hotel, Gaming & Leisure	0.19%	0.17%
Investments in Joint Venture	2.19%	—%
Media: Advertising, Printing & Publishing	1.15%	0.93%
Media: Diversified & Production	0.75%	0.83%
Services: Business	16.94%	17.24%
Services: Consumer	4.73%	4.33%
Sovereign & Public Finance	0.61%	0.69%
Telecommunications	3.33%	3.55%
Transportation: Cargo	2.49%	3.05%
Transportation: Consumer	0.54%	0.53%
Utilities: Electric	1.69%	1.41%
Utilities: Water	0.49%	0.54%
Wholesale	1.12%	1.18%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,835,294	$1,783,147	95.76%	210.73%
Canada	38,345	38,565	2.07%	4.56%
Germany	27,618	27,772	1.49%	3.28%
United Kingdom	12,877	12,529	0.68%	1.48%
Total	$1,914,134	$1,862,013	100.00%	220.05%

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
As of September 30, 2026 and December 31, 2025, on a fair value basis, 93.90% and 94.07%, respectively, of the Company’s debt investments earn interest at a floating rate, and 6.10% and 5.93%, respectively, of the Company’s debt investments earn interest at a fixed rate.
Senior Loan Fund I

Senior Loan Fund I, a Delaware limited liability company, was formed as a joint venture between the Company and the JV Partner on July 7, 2026, and operates under a limited liability company agreement. Senior Loan Fund I was established for the purpose of making portfolio company investments, including first-lien senior secured debt, junior secured loans, subordinated or unsecured loans or other debt or equity investments, either directly or indirectly through its wholly owned subsidiaries, NCDL Senior Loan Fund I SPV LLC (the “JV SPV”) and NCDL Senior Loan Fund I Equity Holdings LLC (“JV Equity Holdings”). Investment decisions and generally all other decisions of the Joint Venture require unanimous approval of the Joint Venture's investment committee or board of managers, as applicable, each of which consists of an equal number of representatives of the Company and the JV Partner.

The Company and the JV Partner agreed to contribute up to $92,750 and $13,250, respectively, to the Senior Loan Fund I in exchange for membership interests and secured debt, representing total ownership interests of 87.5% and 12.5%, respectively. On July 9, 2026, the Company and the JV Partner contributed $40,688 and $5,812, respectively, through equity contributions to Senior Loan Fund I and funding debt obligations issued by the JV SPV. The proceeds of these equity contributions and debt issuances were used by Senior Loan Fund I to acquire a portfolio of first-lien debt from the Company with an aggregate fair value of $148,882, resulting in the Company recognizing a $156 realized loss on the asset sale.

On July 9, 2026, the JV SPV entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third-party lender, with a total commitment of up to $231,000. The JV Credit Facility is secured by substantially all the assets of the JV SPV. Senior Loan Fund I consolidates the JV SPV and JV Equity Holdings. JV Equity Holdings has not commenced operation as of September 30, 2026.

The Company serves as the administrative agent of Senior Loan Fund I and performs certain day-to-day administrative services on its behalf. In return, the Company receives a service fee equal to 0.25% of the principal amount of Senior Loan Fund I's assets under administration (or cost, in the case of equity), calculated and payable quarterly in arrears. For the three and nine months ended September 30, 2026, the Company earned $87 and $87 of administrative service fees, respectively.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The following table presents the summarized consolidated statement of assets and liabilities information of Senior Loan Fund I as of September 30, 2026:

September 30, 2026
Assets:
Investments, at fair value (cost $147,406)	$147,481
Cash and cash equivalents	4,919
Other assets	1,168
Total assets	$153,568

Liabilities and Members' Equity
Liabilities:
Debt (net of deferred financing costs of $986)	$132,514
Other liabilities	2,972
Total liabilities	135,486

Total members' equity	18,082
Total liabilities and members' equity	$153,568

The following table presents the summarized consolidated statement of operations information of Senior Loan Fund I for the period from July 7, 2026 (inception) to September 30, 2026:

For the period from July 7, 2026 (inception) to September 30, 2026
Income
Investment income	$3,108
Expenses:
Interest and debt financing expenses	2,048
Other expenses	202
Total expenses	2,250
Net investment income (loss)	858
Net realized gain (loss) on investments	7
Net change in unrealized appreciation (depreciation) on investments	75
Net increase (decrease) resulting from operations	$940

The following table presents a summary of Senior Loan Fund I's portfolio as of September 30, 2026:

Investment commitments	$148,460
Total investments, fair value	$147,481
Number of portfolio companies	95
Number of industries	22
Weighted average yield on total portfolio, at cost (1)	9.19%
Weighted average yield on total portfolio, at fair value (1)	9.18%
Average position size of investment as % of fair value	1.05%
___________________
1 There were no investments on non-accrual status as of September 30, 2026.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
Senior Loan Fund I Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)
Investments
Debt Investments
Automotive
RA Parent Holdings LP (S&S Truck Parts)	(3)	First Lien Debt	S + 4.75%	8.97%	3/1/2029	$563	$561	$562	3.11%
RA Parent Holdings LP (S&S Truck Parts)	(3)	First Lien Debt	S + 4.75%	8.97%	3/1/2029	862	860	861	4.76%
RA Parent Holdings LP (S&S Truck Parts)	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	3/1/2029	837	835	836	4.62%
RA Parent Holdings LP (S&S Truck Parts)	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.97%	3/1/2029	48	48	48	0.27%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(3)	First Lien Debt	S + 5.00%	8.81%	11/1/2029	1,745	1,723	1,724	9.53%
Total Automotive							4,027	4,031	22.29%

Banking, Finance, Insurance & Real Estate
Big Apple Advisory, LLC	(3)	First Lien Debt	S + 4.50%	8.34%	11/18/2031	2,310	2,290	2,289	12.66%
Cohen Advisory, LLC	(3)	First Lien Debt	S + 4.25%	8.32%	12/31/2031	1,037	1,037	1,037	5.73%
Compex Legal Services, Inc.	(3)	First Lien Debt	S + 5.75%	9.58%	3/31/2028	50	49	49	0.27%
World Insurance Associates, LLC	(3)	First Lien Debt	S + 5.00%	9.07%	4/3/2030	2,310	2,285	2,280	12.61%
Total Banking, Finance, Insurance & Real Estate							5,661	5,655	31.27%

Beverage, Food & Tobacco
AmerCareRoyal, LLC	(3)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	82	81	81	0.45%
AmerCareRoyal, LLC	(3)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	9/10/2030	56	55	55	0.30%
Commercial Bakeries Corp.	(3)	First Lien Debt	S + 5.25%	9.32%	9/25/2029	2,310	2,299	2,300	12.72%
FoodScience, LLC	(3)	First Lien Debt	S + 5.25%	9.51%	11/14/2031	144	144	143	0.79%
L.A. Specialty Produce Co., LLC	(3)	First Lien Debt	S + 4.50%	8.23%	4/1/2033	40	40	40	0.22%
Razor Light, Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	2/6/2032	1,839	1,831	1,776	9.82%
Refresh Buyer, LLC (Sunny Sky Products)	(3)	First Lien Debt	S + 4.75%	8.82%	12/23/2028	2,057	2,025	2,021	11.18%
Refresh Buyer, LLC (Sunny Sky Products)	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	12/23/2028	253	249	248	1.37%
WCHG Buyer, Inc. (Handgards, LLC)	(3)	First Lien Debt	S + 4.75%	8.51%	4/10/2031	2,257	2,238	2,252	12.45%
Total Beverage, Food & Tobacco							8,962	8,916	49.30%

Capital Equipment
FirstCall Mechanical Group, LLC	(3)	First Lien Debt	S + 4.75%	8.82%	6/27/2031	1,214	1,194	1,200	6.64%
FirstCall Mechanical Group, LLC	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	6/27/2031	1,096	1,077	1,083	5.99%
Ovation Holdings, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	2/4/2030	611	608	608	3.36%
Ovation Holdings, Inc.	(3)	First Lien Debt	S + 4.75%	8.57%	2/4/2030	1,699	1,692	1,692	9.36%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(3)	First Lien Debt	S + 5.25%	9.48%	4/4/2029	1,699	1,672	1,668	9.22%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)
SkyMark Refuelers, LLC	(3)	First Lien Debt (Delayed Draw)	S + 4.50%	8.60%	12/16/2032	307	306	302	1.67%
Specialty Manufacturing Holdings, LLC	(3)	First Lien Debt	S + 4.25%	8.23%	3/31/2033	41	41	41	0.23%
USA Industries Holdings LLC	(3)	First Lien Debt	S + 4.25%	8.09%	12/10/2032	32	31	31	0.17%
Vessco Midco Holdings, LLC	(3)	First Lien Debt	S + 4.25%	7.93%	7/24/2031	2,316	2,275	2,276	12.59%
Total Capital Equipment							8,896	8,901	49.23%

Chemicals, Plastics & Rubber
Chroma Color Corporation	(3)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	1,305	1,292	1,292	7.15%
Total Chemicals, Plastics, & Rubber							1,292	1,292	7.15%

Construction & Building
Bells Parent, Inc.	(3)	First Lien Debt	S + 5.00%	9.07%	4/25/2033	33	33	33	0.18%
Chase Industries, Inc.	(3)	First Lien Debt	S + 5.00%	9.07%	5/11/2029	50	49	49	0.27%
Cobalt Service Partners, LLC	(3)	First Lien Debt	S + 4.75%	9.01%	10/13/2031	301	299	299	1.65%
Gannett Fleming, Inc.	(3)	First Lien Debt	S + 4.50%	8.24%	8/5/2030	2,310	2,296	2,297	12.71%
Java Buyer, Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	12/15/2030	2,310	2,287	2,270	12.55%
Royal Holdco Corporation (RMA Companies)	(3)	First Lien Debt	S + 4.50%	8.57%	12/30/2030	2,310	2,272	2,272	12.56%
WSB Engineering Holdings Inc.	(3)	First Lien Debt	S + 4.50%	8.26%	8/31/2029	1,695	1,682	1,688	9.34%
WSB Engineering Holdings Inc.	(3)	First Lien Debt (Delayed Draw)	S + 4.50%	8.34%	8/31/2029	221	219	220	1.22%
Total Construction & Building							9,137	9,128	50.48%

Consumer Goods: Durable
XpressMyself.com LLC (SmartSign)	(3)	First Lien Debt	S + 5.50%	9.44%	9/7/2028	2,310	2,310	2,310	12.78%
Total Consumer Goods: Durable							2,310	2,310	12.78%

Consumer Goods: Non-durable
Bradford Soap International, Inc.	(3)	First Lien Debt	S + 4.75%	8.65%	8/28/2031	496	496	496	2.74%
KL Bronco Acquisition, Inc. (Elevation Labs)	(3)	First Lien Debt (Delayed Draw)	S + 5.25%	9.17%	6/30/2030	1,221	1,214	1,214	6.72%
Total Consumer Goods: Non-durable							1,710	1,710	9.46%

Containers, Packaging & Glass
good2grow LLC	(3)	First Lien Debt	S + 4.50%	8.41%	12/1/2027	772	769	769	4.25%
good2grow LLC	(3)	First Lien Debt	S + 5.50%	9.41%	12/1/2027	225	225	225	1.24%
good2grow LLC	(3)	First Lien Debt	S + 4.75%	8.66%	12/1/2027	770	769	770	4.26%
Ivex Holdco Inc. (Specialized Packaging Group)	(3)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	610	609	610	3.37%
Ivex Holdco Inc. (Specialized Packaging Group)	(3)	First Lien Debt	S + 5.25%	9.13%	12/17/2027	1,700	1,696	1,698	9.39%
Online Labels Group, LLC	(3)	First Lien Debt	S + 4.75%	8.82%	12/19/2029	1,616	1,616	1,616	8.94%
Performance Packaging Buyer, LLC	(3)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	1,239	1,227	1,231	6.81%
Total Containers, Packaging & Glass							6,911	6,919	38.26%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(3)	First Lien Debt	S + 4.75%	8.82%	3/27/2030	2,169	2,159	2,158	11.93%
NFM & J, L.P. (The Facilities Group)	(3)	First Lien Debt	S + 5.75%	9.60%	11/30/2028	2,309	2,285	2,288	12.65%
Nutrition 101 Buyer, LLC (101 Inc)	(3)	First Lien Debt	S + 5.25%	9.17%	8/31/2028	1,614	1,593	1,598	8.84%
SI Solutions, LLC	(3)	First Lien Debt	S + 4.75%	8.65%	8/15/2030	1,688	1,688	1,688	9.34%
Total Environmental Industries							7,725	7,732	42.76%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(3)	First Lien Debt	S + 5.25%	9.15%	7/2/2031	2,310	2,274	2,283	12.63%
ACP Maverick Holdings, Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	3/18/2031	2,310	2,302	2,328	12.87%
Bluebird PM Buyer, Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	2/3/2032	1,721	1,721	1,721	9.52%
Bridges Consumer Healthcare Intermediate LLC	(3)	First Lien Debt	S + 5.25%	9.10%	12/22/2031	687	681	678	3.75%
Coding Solutions Acquisition, Inc.	(3)	First Lien Debt	S + 5.00%	8.90%	8/7/2031	2,310	2,282	2,310	12.78%
Eyesouth Eye Care Holdco LLC	(3)	First Lien Debt	S + 5.50%	9.50%	10/5/2029	1,699	1,677	1,678	9.28%
Eyesouth Eye Care Holdco LLC	(3)	First Lien Debt (Delayed Draw)	S + 5.50%	9.50%	10/5/2029	611	603	603	3.33%
FH DMI Buyer, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 5.00%	9.07%	10/11/2030	546	546	546	3.02%
FH DMI Buyer, Inc.	(3)	First Lien Debt	S + 5.00%	9.07%	10/11/2030	326	326	326	1.80%
Health Management Associates, Inc.	(3)	First Lien Debt	S + 6.25%	10.01%	3/30/2029	1,641	1,634	1,634	9.04%
Healthspan Buyer, LLC (Thorne HealthTech)	(3)	First Lien Debt	S + 4.75%	8.65%	10/16/2030	2,269	2,260	2,269	12.55%
HLSG Intermediate, LLC	(3)	First Lien Debt	S + 4.75%	8.49%	2/2/2033	37	37	37	0.20%
HMN Acquirer Corp.	(3)	First Lien Debt	S + 4.75%	8.82%	11/5/2031	1,128	1,119	1,119	6.19%
Impact Advisors, LLC	(3)	First Lien Debt	S + 4.50%	8.57%	3/19/2032	2,310	2,280	2,277	12.59%
JKC Buyer, Inc. (J. Knipper and Company Inc)	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.50%	2/13/2032	986	966	972	5.38%
Midwest Eye Services, LLC	(3)	First Lien Debt	S + 4.50%	8.72%	8/20/2027	495	495	494	2.73%
Promptcare Infusion Buyer, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	9/1/2027	701	701	701	3.88%
Promptcare Infusion Buyer, Inc.	(3)	First Lien Debt	S + 6.00%	10.00%	9/1/2027	648	648	648	3.58%
Promptcare Infusion Buyer, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 6.00%	10.00%	9/1/2027	361	361	361	2.00%
QHR Health, LLC	(3)	First Lien Debt (Delayed Draw)	S + 5.25%	9.22%	5/26/2028	801	800	801	4.43%
QHR Health, LLC	(3)	First Lien Debt	S + 5.25%	9.22%	5/26/2028	1,509	1,507	1,508	8.34%
TBRS, Inc.	(3)	First Lien Debt	S + 4.75%	8.51%	11/24/2031	2,081	2,043	2,044	11.30%
VMG Holdings LLC (VMG Health)	(3)	First Lien Debt	S + 4.75%	8.82%	4/16/2030	2,310	2,294	2,294	12.69%
Wellspring Pharmaceutical Corporation	(3)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	49	49	49	0.27%
Wellspring Pharmaceutical Corporation	(3)	First Lien Debt	S + 5.00%	8.95%	8/22/2028	1,399	1,396	1,399	7.74%
Wellspring Pharmaceutical Corporation	(3)	First Lien Debt (Delayed Draw)	S + 4.50%	8.45%	8/22/2028	122	122	122	0.67%
Wellspring Pharmaceutical Corporation	(3)	First Lien Debt	S + 4.50%	8.45%	8/22/2028	603	602	603	3.33%
YI, LLC (Young Innovations)	(3)	First Lien Debt	S + 5.75%	9.65%	12/3/2029	2,310	2,272	2,273	12.57%
Total Healthcare & Pharmaceuticals							33,998	34,078	188.46%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)

High Tech Industries
Arctiq, Inc.	(3)	First Lien Debt	S + 4.75%	8.51%	2/3/2032	1,582	1,574	1,580	8.74%
Exterro, Inc.	(3)	First Lien Debt	S + 5.25%	9.01%	6/1/2027	1,480	1,461	1,463	8.09%
Infobase Acquisition, Inc.	(3)	First Lien Debt	S + 5.50%	9.60%	6/14/2028	989	989	989	5.47%
Ridge Trail US Bidco, Inc. (Options IT)	(3)	First Lien Debt	S + 4.50%	8.57%	9/30/2031	336	333	334	1.85%
VALIDITY INC	(3)	First Lien Debt	S + 5.00%	8.68%	4/12/2032	49	48	49	0.27%
Venture Buyer, LLC (Velosio)	(3)	First Lien Debt	S + 5.25%	9.01%	3/1/2030	1,521	1,521	1,521	8.41%
Waldo Buyer, LLC	(3)	First Lien Debt	S + 4.25%	8.32%	4/1/2033	34	33	33	0.18%
Total High Tech Industries							5,959	5,969	33.01%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(3)	First Lien Debt	S + 6.00%	9.78%	10/23/2028	2,126	2,097	2,098	11.60%
Total Media: Advertising, Printing & Publishing							2,097	2,098	11.60%

Services: Business
Archer Acquisition, LLC (ARMstrong)	(3)	First Lien Debt	S + 4.75%	8.92%	10/6/2029	1,026	1,015	1,016	5.62%
Archer Acquisition, LLC (ARMstrong)	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.73%	10/6/2029	465	460	460	2.54%
Astra Service Partners, LLC	(3)	First Lien Debt	S + 4.50%	8.58%	11/26/2032	37	37	37	0.20%
Bounteous, Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	8/2/2029	573	573	573	3.17%
Bounteous, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	8/2/2029	1,737	1,737	1,737	9.61%
Bullhorn, Inc.	(3)	First Lien Debt	S + 5.00%	8.90%	10/1/2029	2,316	2,279	2,283	12.63%
Cornerstone Advisors of Arizona, LLC	(3)	First Lien Debt	S + 4.75%	8.82%	5/13/2032	49	49	49	0.27%
Env Automation Acquisition,LLC	(3)	First Lien Debt	S + 4.25%	8.06%	12/8/2031	33	33	33	0.18%
Gabriel Partners, LLC	(3)	First Lien Debt (Delayed Draw)	S + 6.25%	10.16%	5/17/2027	432	430	432	2.39%
Gabriel Partners, LLC	(3)	First Lien Debt	S + 6.25%	10.16%	5/17/2027	88	88	88	0.49%
Gabriel Partners, LLC	(3)	First Lien Debt	S + 6.25%	10.16%	5/17/2027	1,790	1,784	1,790	9.90%
KENG Acquisition, Inc. (Engage PEO)	(3)	First Lien Debt	S + 4.50%	8.32%	8/1/2029	2,310	2,271	2,270	12.55%
KRIV Acquisition, Inc. (Riveron)	(3)	First Lien Debt	S + 4.50%	8.57%	7/31/2031	2,310	2,297	2,298	12.72%
LRN Corporation (Lion Merger Sub, Inc.)	(3)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	1,291	1,287	1,284	7.10%
LRN Corporation (Lion Merger Sub, Inc.)	(3)	First Lien Debt	S + 5.25%	9.23%	12/17/2027	1,024	1,021	1,018	5.63%
Redwood Services Group, LLC (Evergreen Services Group)	(3)	First Lien Debt	S + 5.00%	9.08%	6/15/2029	1,699	1,699	1,699	9.40%
Redwood Services Group, LLC (Evergreen Services Group)	(3)	First Lien Debt (Delayed Draw)	S + 5.00%	9.08%	6/15/2029	611	611	611	3.38%
Sagebrush Buyer, LLC (Province)	(3)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	1,299	1,290	1,290	7.13%
Sagebrush Buyer, LLC (Province)	(3)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	698	693	693	3.83%
Sagebrush Buyer, LLC (Province)	(3)	First Lien Debt	S + 4.75%	8.65%	7/1/2030	181	179	180	1.00%
Transit Buyer, LLC (Propark Mobility)	(3)	First Lien Debt	S + 4.50%	8.40%	1/31/2029	1,576	1,575	1,575	8.71%
Transit Buyer, LLC (Propark Mobility)	(3)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	1/31/2029	734	734	734	4.06%
TSS Buyer, LLC (Technical Safety Services)	(3)	First Lien Debt	S + 5.00%	9.07%	6/22/2029	1,643	1,636	1,637	9.05%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)
TSS Buyer, LLC (Technical Safety Services)	(3)	First Lien Debt	S + 5.00%	9.07%	6/22/2029	666	663	664	3.67%
Victors CCC Buyer LLC (CrossCountry Consulting)	(3)	First Lien Debt	S + 4.50%	8.40%	6/1/2029	1,577	1,578	1,577	8.72%
Victors CCC Buyer LLC (CrossCountry Consulting)	(3)	First Lien Debt (Delayed Draw)	S + 4.50%	8.40%	6/1/2029	407	407	407	2.25%
Total Services: Business							26,426	26,435	146.20%

Services: Consumer
Excel Fitness Consolidator LLC	(3)	First Lien Debt	S + 4.75%	8.82%	4/29/2030	940	925	922	5.10%
Excel Fitness Consolidator LLC	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.82%	4/29/2030	942	927	924	5.11%
Legacy Service Partners, LLC	(3)	First Lien Debt	S + 4.50%	8.57%	11/10/2031	2,310	2,297	2,296	12.70%
North Haven Spartan US Holdco LLC	(3)	First Lien Debt (Delayed Draw)	S + 5.75%	9.54%	12/6/2027	1,609	1,609	1,609	8.90%
Total Services: Consumer							5,758	5,751	31.81%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(3)	First Lien Debt	S + 4.75%	8.79%	7/18/2028	2,310	2,310	2,310	12.78%
Total Sovereign & Public Finance							2,310	2,310	12.78%

Telecommunications
MBS Holdings, Inc.	(3)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	514	514	514	2.84%
MBS Holdings, Inc.	(3)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	888	888	888	4.91%
MBS Holdings, Inc.	(3)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	270	270	270	1.49%
MBS Holdings, Inc.	(3)	First Lien Debt	S + 5.00%	9.00%	4/16/2027	638	638	638	3.53%
Mobile Communications America, Inc.	(3)	First Lien Debt	S + 4.75%	8.50%	10/16/2029	1,699	1,686	1,678	9.28%
Mobile Communications America, Inc.	(3)	First Lien Debt (Delayed Draw)	S + 4.75%	8.49%	10/16/2029	610	605	603	3.33%
Sapphire Telecom, Inc.	(3)	First Lien Debt	S + 5.00%	9.07%	6/27/2029	2,310	2,310	2,310	12.79%
Total Telecommunications							6,911	6,901	38.17%

Transportation: Cargo
Kenco PPC Buyer LLC	(3)	First Lien Debt	S + 4.25%	8.32%	11/15/2029	1,699	1,698	1,698	9.39%
Kenco PPC Buyer LLC	(3)	First Lien Debt (Delayed Draw)	S + 4.25%	8.03%	11/15/2029	611	611	611	3.38%
Total Transportation: Cargo							2,309	2,309	12.77%

Transportation: Consumer
Firstline Road Solutions, LLC	(3)	First Lien Debt	S + 4.50%	8.57%	5/1/2033	32	32	32	0.18%
Total Transportation: Consumer							32	32	0.18%

Utilities: Electric
Low Voltage Holdings Inc.	(3)	First Lien Debt	S + 4.75%	8.82%	4/28/2032	175	175	175	0.97%
RMS Energy Borrower LLC	(3)	First Lien Debt	S + 4.50%	8.57%	9/30/2032	840	829	837	4.63%

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	Footnotes	Investment	Spread Above Reference Rate (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (2)
Total Utilities: Electric							1,004	1,012	5.60%

Utilities: Water
USA Water Intermediate Holdings, LLC	(3)	First Lien Debt	S + 4.25%	8.01%	2/21/2031	1,704	1,694	1,704	9.42%
Total Utilities: Water							1,694	1,704	9.42%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(3)	First Lien Debt (Delayed Draw)	S + 5.50%	9.41%	1/19/2029	617	608	611	3.38%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(3)	First Lien Debt	S + 5.50%	9.41%	1/19/2029	1,693	1,669	1,677	9.27%
Total Wholesale							2,277	2,288	12.65%

Total Investments							$147,406	$147,481	815.63%

Cash Equivalents	Interest Rate	Shares/Units	Cost	Fair Value	% of Net Assets (2)
BlackRock Liquidity Funds T-Fund - Institutional Class	3.55%	4,732,004	$4,732	$4,732	26.17%
First American Government Obligations Fund - Class Z	3.54%	187,167	187	187	1.03%
Total Cash Equivalents			$4,919	$4,919	27.20%

Total Investments and Cash Equivalents			$152,325	$152,400	842.83%

_______________
(1)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which generally reset periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2026. As of September 30, 2026, rates for 1M S, 3M S, 6M S, 12M S ("SOFR") are 3.91%, 4.08%, 4.27%, and 4.60%, respectively. Certain investments are subject to a SOFR floor or may utilize an alternative reference rate such as U.S. Prime Rate (“P”). For fixed rate loans, a spread above a reference rate is not applicable. Debt investments are income producing unless otherwise noted.
(2)Percentage is based on net assets of $18,082 as of September 30, 2026.
(3)Denotes that all or a portion of the assets are pledged as collateral for the JV Credit Facility.

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
Concurrent with the issuance of the Initial 2030 Notes, the Company entered into an interest rate swap agreement on January 22, 2025 with Wells Fargo Bank, N.A. ("Wells Fargo") for a total notional amount of $300,000 with a maturity date of March 15, 2030. Under this agreement, the Company receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month Term SOFR + 2.30%. Upon the issuance of the Additional 2030 Notes (see Note 7), the Company entered into an additional interest rate swap agreement with Wells Fargo for a total notional amount of $100,000, effective September 15, 2026 and maturing on March 15, 2030, whereby the Company receives a fixed interest rate of 6.65% and pays a floating interest rate of three-month Term SOFR + 2.55%.
The Company has designated each interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship. For derivative instruments designated in a qualifying hedge relationship, the change in fair value of the hedging instruments and hedged items are recorded in interest and debt financing expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recognized $52 and $71 of unrealized gains related to interest rate swaps and the hedged item, respectively, which are included in interest and debt financing expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $6 and $45 of unrealized gains related to interest rate swaps and the hedged item, respectively, which are included in interest and debt financing expenses on the consolidated statements of operations. The Company presents derivative assets and liabilities on a gross basis and does not offset amounts subject to the ISDA Master Agreement in the consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, the fair values of the interest rate swaps were $(7,083) and $14,965, respectively, and are included within the derivative liability and derivative asset, at fair value, respectively, in the consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, there were $6,870 and $14,750 of collateral posted and received, respectively, to cover collateral obligations under the terms of the ISDA Master Agreement, which are included in collateral due from broker and collateral due to broker on the consolidated statements of assets and liabilities, respectively, resulting in net exposures after consideration of $(213) collateral of and $215, respectively.
The table below presents the carrying value of the unsecured borrowings as of September 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
2030 Notes	$392,747	$(7,253)	$309,915	$9,915

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
5. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class, and cash equivalents as of September 30, 2026 and December 31, 2025, according to the fair value hierarchy:

As of September 30, 2026	Level 1	Level 2	Level 3	Measured at NAV (2)	Total
Assets:
First-Lien Debt	$—	$7,232	$1,615,068	$—	$1,622,300
Subordinated Debt (1)	—	—	141,520	—	141,520
Equity Investments	—	—	36,628	20,806	57,434
Investments in Joint Venture (3)	—	—	24,938	15,821	40,759
Cash Equivalents	35,537	—	—	—	35,537
Total investments and cash equivalents	$35,537	$7,232	$1,818,154	$36,627	$1,897,550
Derivative liability	—	(7,083)	—	—	(7,083)
Total	$35,537	$149	$1,818,154	$36,627	$1,890,467
______________
(1) Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $61,688, mezzanine debt of $78,574 and $1,258 of structured debt.
(2) Certain investments are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.
(3) Investments in Joint Venture consist of secured loans, for which the carrying value approximates fair value based on significant unobservable Level 3 inputs, and equity interests measured at fair value using NAV as a practical expedient.

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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the following periods:

	As of and for the Three Months Ended September 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Investment in Joint Venture	Total
Balance as of June 30, 2026	$1,709,082	$133,405	$42,830	$—	$1,885,317
Purchase of investments and other adjustments to cost (1)	89,010	415	892	24,938	115,255
Proceeds from principal repayments and sales of investments (1)	(186,377)	(8)	(5,955)	—	(192,340)
Payment-in-kind interest	909	1,919	—	—	2,828
Amortization of premium/accretion of discount, net	782	(79)	78	—	781
Net realized gain (loss) on investments	(5,671)	21	2,205	—	(3,445)
Net change in unrealized appreciation (depreciation) on investments	2,563	(355)	(1,713)	—	495
Transfers out of Level 3 (2)	—	—	(1,709)	—	(1,709)
Transfers to Level 3 (2)	4,770	6,202	—	—	10,972
Balance as of September 30, 2026	$1,615,068	$141,520	$36,628	$24,938	$1,818,154

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2026	$(686)	$(355)	$792	$—	$(249)

	As of and for the Nine Months Ended September 30, 2026
	First-Lien Debt	Subordinated Debt	Equity Investments	Investment in Joint Venture	Total
Balance as of December 31, 2025	$1,748,505	$155,198	$32,179	$—	$1,935,882
Purchase of investments and other adjustments to cost (1)	178,880	5,502	11,247	24,938	220,567
Proceeds from principal repayments and sales of investments (1)	(292,054)	(26,464)	(6,066)	—	(324,584)
Payment-in-kind interest	2,596	5,628	—	—	8,224
Amortization of premium/accretion of discount, net	2,406	109	78	—	2,593
Net realized gain (loss) on investments	(8,789)	(11,443)	2,239	—	(17,993)
Net change in unrealized appreciation (depreciation) on investments	(18,959)	6,814	(3,049)	—	(15,194)
Transfers out of Level 3 (2)	(2,490)	—	—	—	(2,490)
Transfers to Level 3 (2)	4,973	6,176	—	—	11,149
Balance as of September 30, 2026	$1,615,068	$141,520	$36,628	$24,938	$1,818,154

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2026	$(24,088)	$5,481	$1,355	$—	$(17,252)
_______________
(1) Includes reorganizations and restructuring of investments.
(2) Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026, transfers into or out of Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

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
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2026 and December 31, 2025 were as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Investment Type	Fair Value at September 30, 2026	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First-Lien Debt	$1,487,503	Yield Method	Market Yield Discount Rates	7.60%	24.50%	10.85%
First-Lien Debt	32,633	Market Approach	EBITDA Multiple	4.50x	11.25x	7.81x
First-Lien Debt	3,250	Market Approach	Revenue Multiple	0.30x	0.30x	0.30x
First-Lien Debt	3,596	Market Approach	EBITDA Multiple	6.50x	6.50x	6.50x
			Revenue Multiple	0.55x	0.55x	0.55x
Subordinated Debt	116,942	Yield Method	Market Yield Discount Rates	10.44%	21.50%	15.66%
Subordinated Debt	16,746	Market Approach	EBITDA Multiple	5.40x	16.10x	10.77x
Subordinated Debt	1,587	Black-Scholes	EBITDA Multiple	0.90x	10.58x	8.58x
Equity	1,567	Yield Method	Market Yield Discount Rates	8.90%	16.41%	15.49%
Equity	34,604	Market Approach	EBITDA Multiple	4.50x	19.25x	13.00x
Total	$1,698,428
First-Lien Debt, Subordinated Debt, Equity investments, Investments in Joint Venture in the amount of $88,086, $6,245, $457, and $24,938, respectively, at September 30, 2026 have been excluded from the table above as these investments are valued using a recent transaction price.

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

	September 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Revolving Credit Facility	$109,000	$109,000	$66,000	$66,000
2025 Debt /CLO-I	320,608	319,909	321,083	321,211
2026 Debt/ CLO-II	213,000	212,719	213,286	214,003
2024 Debt/ CLO-III	—	—	213,750	214,322
2030 Notes	392,747	392,064	309,915	308,049
Total	$1,035,355	$1,033,692	$1,124,034	$1,123,585
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
For the three and nine months ended September 30, 2026, base management fees were $4,821 and $14,694, respectively. For the three and nine months ended September 30, 2025, base management fees were $5,128 and $14,221, respectively. As of September 30, 2026 and December 31, 2025, $4,821 and $5,048, respectively, of such base management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
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

For the three and nine months ended September 30, 2026, income-based incentive fees were $2,812 and $4,993, respectively. For the three and nine months ended September 30, 2025, income-based incentive fees were $3,293 and $8,373, respectively, of which $0 and $2,253 were waived in accordance with the terms of the Advisory Agreement. As of September 30, 2026 and December 31, 2025, $2,812 and $2,809 were payable to the Adviser related to income-based incentive fees, respectively. No capital gains incentive fees were incurred during the three and nine months ended September 30, 2026 or 2025.
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
For the three and nine months ended September 30, 2026, the Company incurred $252 and $1,525, respectively, in fees under the Administration Agreement and sub-administration agreement, which are included in administration fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company incurred $659 and $1,735, respectively, in fees under the Administration Agreement, which are included in administration fees in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, fees of $951 and $1,124, respectively, were unpaid and included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
Directors' Fees
The Board consists of five members, four of whom are Independent Directors. The Board established an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Co-Investment Committee, each consisting solely of the Independent Directors, and may establish additional committees in the future. For the three and nine months ended September 30, 2026, the Company incurred $142 and $446, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company incurred $156 and $468, respectively, in fees which are included in Directors’ fees in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $142 and $156, respectively, were unpaid and are included in Directors’ fees payable in the accompanying consolidated statements of assets and liabilities.
Other Related Party Transactions
From time to time, Churchill, in its capacity as sub-adviser, and the Administrator may pay amounts owed by the Company to third-party providers of goods or services, and the Company will subsequently reimburse Churchill and the Administrator for such amounts paid on its behalf. Amounts payable to Churchill and the Administrator are settled in the normal course of business without formal payment terms. As of September 30, 2026 and December 31, 2025, the Company owed the Adviser, Churchill and/or the Administrator on an aggregate basis $439 and $938, respectively, for reimbursements, including the Company's allocable portion of overhead, which are included in accounts payable and accrued expenses in the accompanying consolidated statements of assets and liabilities.
7. BORROWINGS
The Company and its wholly owned subsidiaries are party to credit facilities or debt obligations as described below. In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. As of September 30, 2026 and December 31, 2025, asset coverage was 181.16% and 178.55%, respectively. Proceeds of the credit facilities or debt obligations are used for general corporate purposes, including the funding of portfolio investments. The Company and its wholly owned subsidiaries were in compliance with all covenants and other requirements of their respective agreements.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
Wells Fargo Financing Facility
On December 31, 2019, a wholly owned subsidiary of the Company entered into a credit agreement (the “Wells Fargo Financing Facility” and the agreement relating thereto, as amended on October 28, 2020, March 31, 2022, March 14, 2024 and August 27, 2024, the “Wells Fargo Financing Facility Agreement”), with Wells Fargo Bank, N.A. as lender (“Wells Fargo”) and administrative agent. On March 14, 2024, a separate wholly owned subsidiary of the Company entered into the borrower joinder agreement to become party to the Wells Fargo Financing Facility Agreement and pledged all of its assets to the collateral agent to secure their obligations under the Wells Fargo Financing Facility. The Company made customary representations and warranties and was required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
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
For the three months ended September 30, 2026 and 2025, there were no interest expenses related to the Wells Fargo Financing Facility. For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Wells Fargo Financing Facility were as follows:

	Nine Months Ended September 30,
	2026	2025 (1)
Borrowing interest expense	$—	$396
Unused fees	—	55
Amortization of deferred financing costs	—	734
Total interest and debt financing expenses	$—	$1,185
______________
(1)Represents the period from January 1, 2025 to January 23, 2025 (date of repayment and termination of the Wells Fargo Financing Facility).
Revolving Credit Facility
On June 23, 2023, the Company entered into a senior secured revolving credit agreement (as amended from time to time, the “Senior Secured Revolving Credit Agreement” and facility thereunder, the “Revolving Credit Facility”) with SMBC as the lender, administrative agent, and one of the lead arrangers along with Wells Fargo. The Revolving Credit Facility is guaranteed by NCDL Equity Holdings and will be guaranteed by certain subsidiaries formed or acquired by the Company in the future (collectively, the “Guarantors”).
The Revolving Credit Facility was amended on April 9, 2024 and October 4, 2024. The most recent amendment on October 4, 2024, among other things: (i) extended the Commitment Termination Date and the Final Maturity Date (each as defined below); (ii) added a term loan tranche; (iii) increased the total committed facility amount from $250,000 to $325,000; and (iv) reduced (a) the applicable margin with respect to Sterling Overnight Index Average (“SONIA”) borrowings from 2.125% to 2.00%, (b) the credit spread adjustment from 0.15% to 0.10% for Term SOFR borrowings with a three-month tenor and from 0.25% to 0.10% for Term SOFR borrowings with a six-month tenor, and (c) the applicable margin with respect to all other permitted borrowing rates from 1.125% to 1.000%. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $25,000 limit for swingline loans.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn in U.S. dollars will bear interest at either Term SOFR plus a margin or the prime rate plus a margin. The Company may elect either the Term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company also will pay a fee of 0.375% per annum on average daily undrawn amounts. As of September 30, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
The Senior Secured Revolving Credit Agreement includes customary covenants, including certain limitations on: (i) the incurrence by the Company of additional indebtedness; (ii) the Company’s ability to make distributions to its shareholders, or to redeem, repurchase or retire shares of stock upon the occurrence of certain events; and (iii) certain financial covenants related to asset coverage and minimum shareholders’ equity, as well as customary events of default.
For the three months ended September 30, 2026 and 2025, the components of interest expense related to the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,190	$1,015
Unused fees	242	230
Amortization of deferred financing costs	120	120
Total interest and debt financing expenses	$1,552	$1,365
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the Revolving Credit Facility were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$3,466	$5,317
Unused fees	713	646
Amortization of deferred financing costs	355	355
Total interest and debt financing expenses	$4,534	$6,318
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
The 2022 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2022 Debt was the secured obligation of CLO-I, and the indenture and the CLO-I Loan Agreement, as applicable, governing the 2022 Debt included customary covenants and events of default. The 2022 Debt was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state “blue sky” laws.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
CLO-I Refinancing
On March 20, 2025 (the “CLO-I Refinancing Date”), the Company completed a $457,975 refinancing of the 2022 Debt Securitization (the "CLO-I Refinancing").
The notes offered in the CLO-I Refinancing (the “2025 Notes”) were issued by CLO-I and, together with the Class A-L-R 2025 Loans described below, comprise the CLO-I Refinancing. The 2025 Notes consist of $1,900 of AAA Class X 2025 Notes, which bear interest at the three-month Term SOFR plus 1.05%; $233,250 of AAA Class A-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $56,250 of AA Class B-R 2025 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $136,575 of Subordinated 2025 Notes, which do not bear interest and of which $79,325 were issued on the CLO-I Original Closing Date and remained outstanding on the CLO-I Refinancing Date. The Company directly retained all of the Subordinated 2025 Notes and, as such, these notes are eliminated in consolidation.

As part of the CLO-I Refinancing, CLO-I also entered into an amended and restated loan agreement (the “Class A-L-R Loan Agreement”), pursuant to which various financial institutions and other persons who are, or may become, parties to the Class A-L-R Loan Agreement as lenders (the “Class A-L-R Lenders”) committed to make $30,000 of AAA Class A-L-R 2025 Loans to CLO-I (the “Class A-L-R 2025 Loans” and, together with the 2025 Notes, the “2025 Debt”). The Class A-L-R 2025 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-I Refinancing Date. Any Class A-L-R Lender may elect to convert a portion or all of the Class A-L-R 2025 Loans held by such Class A-L-R Lender into Class A-R 2025 Notes upon written notice to CLO-I in accordance with the Class A-L-R Loan Agreement.

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
For the three months ended September 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$4,222	$4,769
Amortization of debt issuance costs	84	84
Total interest and debt financing expenses	$4,306	$4,853
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to CLO-I were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$12,497	$14,565
Amortization of debt issuance costs	249	957
Total interest and debt financing expenses	$12,746	$15,522

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
CLO-II
On December 7, 2023 (the “CLO-II Original Closing Date”), the Company completed a $298,060 term debt securitization (the “2023 Debt Securitization”).
The notes offered in the 2023 Debt Securitization (the “2023 Notes”) were issued by CLO-II, a direct, wholly owned, consolidated subsidiary of the Company. The 2023 Notes consisted of $2,000 of AAA Class X 2023 Notes, which bore interest at the three-month Term SOFR plus 2.00%; $100,500 of AAA Class A-1 2023 Notes, which bore interest at the three-month Term SOFR plus 2.35%; $37,500 of AA Class B 2023 Notes, which bore interest at three-month Term SOFR plus 3.20%; and approximately $83,060 of Subordinated 2023 Notes, which did not bear interest. The Company directly owned all of the Subordinated 2023 Notes and, as such, these notes were eliminated in consolidation.
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
The 2023 Debt was backed by a diversified portfolio of senior secured and second lien loans. The 2023 Debt was the secured obligation of CLO-II, and the indenture and the CLO-II Loan Agreement, as applicable, governing the 2023 Debt included customary covenants and events of default. The 2023 Debt was not registered under the Securities Act or any state “blue sky” laws.
CLO-II Refinancing
On February 20, 2026 (the "CLO-II Refinancing Date"), the Company completed a $299,700 refinancing of the 2023 Debt Securitization (the “CLO-II Refinancing”).
The notes offered in the CLO-II Refinancing (the "2026 Notes") were issued by CLO-II and, together with the Class A-L-R 2026 Loans described below, comprise the CLO-II Refinancing. The 2026 Notes consist of $125,500 of AAA Class A-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.38%; $37,500 of AA Class B-R 2026 Notes, which bear interest at the three-month Term SOFR plus 1.70%; and $86,700 of Subordinated 2026 Notes, which do not bear interest and of which $83,060 were issued on the CLO-II Original Closing Date and remained outstanding on the CLO-II Refinancing Date. The Company directly retained all of the Subordinated 2026 Notes and, as such, these notes are eliminated in consolidation.

In connection with the issuance of the 2026 Notes, CLO-II entered into a note purchase agreement with SG Americas Securities, LLC, as initial purchaser of the 2026 Notes, other than the Subordinated 2026 Notes.

As part of the CLO-II Refinancing, CLO-II also entered into an amended and restated loan agreement (the "Class A-L-R CLO-II Loan Agreement"), pursuant to which various financial institutions and other persons who are, or may become, parties to the Class A-L-R CLO-II Loan Agreement as lenders (the "Class A-L-R CLO-II Lenders") committed to make $50,000 of AAA Class A-L-R 2026 Loans to CLO-II (the "2026 Loans" and, together with the 2026 Notes, the "2026 Debt"). The 2026 Loans bear interest at the three-month Term SOFR plus 1.38% and were fully drawn on the CLO-II Refinancing Date.

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
For the three months ended September 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$2,804	$3,718
Amortization of debt issuance costs	73	104
Total interest and debt financing expenses	$2,877	$3,822
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to CLO-II were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$8,620	$11,056
Amortization of debt issuance costs	1,028	279
Total interest and debt financing expenses	$9,648	$11,335
CLO-III
On March 14, 2024 (the “CLO-III Closing Date”), the Company completed a $296,970 term debt securitization (the “2024 Debt Securitization”) through CLO-III, a direct, wholly owned, consolidated subsidiary of the Company. On July 7, 2026 (the “CLO-III Redemption Date”), the Company exercised its optional redemption right under the CLO-III Indenture (as defined below), redeeming all outstanding 2024 Notes (as defined below) at par value plus accrued interest, with total proceeds of $302,487. Proceeds were applied in accordance with the priority of payments set forth in the CLO-III Indenture. Following the redemption, the Company no longer holds any investment in, or retains any management role with respect to, CLO-III.
The notes offered in the 2024 Debt Securitization (the “2024 Notes”) were issued by CLO-III, pursuant to an indenture (the “CLO-III Indenture”) dated as of the CLO-III Closing Date. The 2024 Notes consisted of $2,000 of AAA Class X 2024 Notes, which bore interest at the three-month Term SOFR plus 1.40%; $175,500 of AAA Class A 2024 Notes, which bore interest at the three-month Term SOFR plus 2.00%; $37,500 of AA Class B 2024 Notes, which bore interest at the three-month Term SOFR plus 2.65%; and $81,970 of Subordinated 2024 Notes, which did not bear interest. The Company directly retained all of the Subordinated 2024 Notes, and as such, these notes were eliminated in consolidation.
The 2024 Notes were backed by a diversified portfolio of senior secured and second lien loans. The CLO-III Indenture contained certain conditions pursuant to which loans could be acquired by CLO-III, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the 2024 Notes. Prior to the CLO-III Redemption Date, all principal collections received on the underlying collateral could be used by CLO-III to purchase new collateral under the direction of the Company, in its capacity as collateral manager of CLO-III and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2024 Debt Securitization. Absent the redemption, the 2024 Notes were due on April 20, 2036.
The 2024 Notes were the secured obligation of CLO-III, and the CLO-III Indenture governing the 2024 Notes included customary covenants and events of default. The 2024 Notes were not registered under the Securities Act or any state “blue sky” laws.
The Company served as collateral manager to CLO-III under a collateral management agreement and waived the management fee due to it in consideration for providing these services, through the CLO-III Redemption Date.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
For the three months ended September 30, 2026 and 2025, the components of interest expense related to CLO-III were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$240	$3,514
Amortization of debt issuance costs	723	101
Total interest and debt financing expenses	$963	$3,615
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to CLO-III were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$6,472	$10,446
Amortization of debt issuance costs	921	299
Total interest and debt financing expenses	$7,393	$10,745
Unsecured Notes
On January 22, 2025, the Company issued $300,000 in aggregate principal amount of the Company’s 6.65% Notes due 2030 (the “Initial 2030 Notes”). The Initial 2030 Notes bear interest at a rate of 6.65% per year payable semi-annually in arrears on March 15 and September 15 of each year. The Initial 2030 Notes will mature on March 15, 2030, and may be redeemed in whole or in part at the Company’s option at any time prior to February 15, 2030, at par plus a “make-whole” premium plus accrued interest, and thereafter at par. The Initial 2030 Notes are the direct unsecured obligations of the Company and: (i) rank pari passu with all existing and future unsubordinated unsecured indebtedness issued by the Company; (ii) are senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Initial 2030 Notes; (iii) are effectively subordinated to all of the existing and future secured indebtedness issued by the Company (including indebtedness that is initially unsecured in respect of which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

On July 10, 2026, the Company issued an additional $100,000 in aggregate principal amount of its Initial 2030 Notes (the “Additional 2030 Notes”, and together with the Initial 2030 Notes, the “2030 Notes”). The Additional 2030 Notes are treated as a single series with, and have the same terms as, the Initial 2030 Notes (except for the issue date, offering price, and initial interest payment date), and are fungible with and rank equally with the Initial 2030 Notes. As of September 30, 2026, the outstanding aggregate principal amount of the 2030 Notes is $400,000.

The indenture governing the 2030 Notes contains certain covenants, including covenants requiring the Company to: (i) comply with Section 18(a)(1)(A), as modified by Section 61(a), of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; and (ii) provide financial information to the holders of the 2030 Notes and the trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the indenture.

For the three months ended September 30, 2026 and 2025, the components of interest expense related to the 2030 Notes were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$5,735	$5,337
Accretion of original issue discount	21	28
Amortization of deferred issuance costs	237	192
Net fair value adjustment for hedging transaction	(52)	(6)
Total interest and debt financing expenses	$5,941	$5,551

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
For the nine months ended September 30, 2026 and 2025, the components of interest expense related to the 2030 Notes were as follows:

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$15,012	$14,291
Accretion of original issue discount	76	77
Amortization of deferred issuance costs	615	526
Net fair value adjustment for hedging transaction	(71)	(45)
Total interest and debt financing expenses	$15,632	$14,849

In connection with the issuance of the 2030 Notes, the Company entered into interest rate swap agreements to more closely align the interest rates of the Company's liabilities with its investment portfolio, which consists of predominately floating rate loans. See Note 4, Derivatives for more information.
Summary of Borrowings
The Company's debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	2030 Notes	CLO-I	CLO-II	Revolving Credit Facility	Total
Total Commitment	$400,000	$320,608	$213,000	$325,000	$1,258,608
Amount Outstanding (1)	400,000	320,608	213,000	109,000	1,042,608
Unused Portion (2)	—	—	—	216,000	216,000
Amount Available (3)	—	—	—	216,000	216,000
_______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance costs, unamortized net discount, and hedging adjustments, as applicable.
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
______________
(1)Amount outstanding on the consolidated statements of assets and liabilities is net of deferred financing, issuance cost, unamortized discount, and hedging adjustments, as applicable.
(2)The unused portion on the credit facilities is the amount upon which commitment fees are based.
(3)Available for borrowing on the credit facilities based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and debt financing expenses were as follows:

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$14,191	$18,353
Unused fees	242	230
Accretion of original issue discount	21	28
Amortization of deferred financing or issuance costs	1,237	601
Net fair value adjustment for hedging transaction	(52)	(6)
Total interest and debt financing expenses	$15,639	$19,206
Average interest rate (1)	5.65%	6.64%
Average daily borrowings	$1,013,136	$1,109,586
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$46,067	$56,071
Unused fees	713	701
Accretion of original issue discount	76	77
Amortization of deferred financing or issuance costs	3,168	3,150
Net fair value adjustment for hedging transaction	(71)	(45)
Total interest and debt financing expenses	$49,953	$59,954
Average interest rate (1)	5.76%	6.61%
Average daily borrowings	$1,086,728	$1,148,593
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
Contractual Obligations
The following tables show the contractual maturities of the Company's debt obligations as of September 30, 2026 and December 31, 2025:

	Payments Due by Period
As of September 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$109,000	$—	$—	$109,000	$—
CLO-I	320,608	—	—	—	320,608
CLO-II	213,000	—	—	—	213,000
2030 Notes	400,000	—	—	400,000	—
Total debt obligations	$1,042,608	$—	$—	$509,000	$533,608

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	$—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. While future events could occur that might lead to the enforcement of these provisions against the Company, the Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 and December 31, 2025 for any such exposure.
As of September 30, 2026 and December 31, 2025, the Company had the following unfunded investment commitments:

Portfolio Company	September 30, 2026	December 31, 2025
360 Holdco, Inc. (360 Training) - Delayed Draw Loan	$1,157	$3,093
AB Centers Acquisition Corporation (Action Behavior Centers) - Delayed Draw Loan	—	1,822
A&R Logistics Holdings, Inc. - Revolving Loan	636	—
ACP Maverick Holdings, Inc. - Delayed Draw Loan	683	683
All4 Buyer, LLC - Delayed Draw Loan	1,312	1,812
Alta Buyer, LLC - Revolving Loan	2,209	—
AmerCareRoyal, LLC - Delayed Draw Loan	—	165
Anne Arundel Dermatology Management, LLC - Delayed Draw Loan	366	366
Apex Service Partners, LLC - Revolving Loan	55	41
Aprio Advisory Group, LLC - Delayed Draw Loan	84	92
Aprio Advisory Group, LLC - Revolving Loan	8	8
ARC Health OPCO, LLC - Delayed Draw Loan	1,222	1,222
Archer Acquisition, LLC (ARMstrong) - Delayed Draw Loan	—	305
Arctiq, Inc. - Delayed Draw Loan	1,315	—
Ascend Partner Services LLC - Delayed Draw Loan	—	379
Astra Service Partners, LLC - Delayed Draw Loan	4,059	25
Athlete Buyer, LLC (Allstar Holdings) - Delayed Draw Loan	—	2,510
Bells Parent, Inc. - Delayed Draw Loan	2,500	—
Bells Parent, Inc. - Revolving Loan	13	—
Big Apple Advisory, LLC - Delayed Draw Loan	3,152	3,324
Big Apple Advisory, LLC - Revolving Loan	1,740	1,740
Bluebird PM Buyer, Inc. - Delayed Draw Loan	692	1,153
Bradford Soap International, Inc. - Delayed Draw Loan	1,000	1,000
Bridges Consumer Healthcare Intermediate LLC - Delayed Draw Loan	3,616	5,374
Bulldog ECI Intermediate, Inc., (f/k/a H.I.G. ECI Holdings, Inc.) - Delayed Draw Loan	2,258	—
Canopy Service Partners, LLC - Delayed Draw Loan	1,279	—
Carolina Components Group, LLC - Delayed Draw Loan	898	—
CLS Management Services, LLC (Contract Land Staff) - Delayed Draw Loan	—	500
CMP Ren Partners I-A LP (LMI Consulting, LLC)	15	15
Cobalt Service Partners, LLC - Delayed Draw Loan	5,397	1,617
Coding Solutions Acquisition, Inc. - Delayed Draw Loan	521	521
Coding Solutions Acquisition, Inc. - Revolving Loan	1,246	1,246
Cohen Advisory, LLC - Delayed Draw Loan	4,608	4,608
Columbia Home Services LLC - Delayed Draw Loan	22	22
CPL Consultants, LLC - Delayed Draw Loan	4,263	—
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Delayed Draw Loan	472	2,615
CRCI Longhorn Holdings, Inc. (CRCI Holdings Inc) - Revolving Loan	1,925	1,925
Davidson Hotel Company LLC - Delayed Draw Loan	715	1,010
Delphi Infrastructure Group LLC (f/k/a Safety Infrastructure Services Intermediate LLC) - Delayed Draw Loan	70	2,914

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
DH United Holdings, LLC (D&H United Fueling Solutions) - Delayed Draw Loan	—	800
Element 78 Partners, LLC (E78) - Delayed Draw Loan	10,093	15,518
Emburse, Inc. - Delayed Draw Loan	13	13
Emburse, Inc. - Revolving Loan	14	14
Env Automation Acquisition,LLC - Delayed Draw Loan	28	33
Environ Energy, LLC - Delayed Draw Loan	569	1,481
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC) - Delayed Draw Loan	—	3,040
Excel Fitness Consolidator LLC - Delayed Draw Loan	—	1,897
FirstCall Mechanical Group, LLC - Delayed Draw Loan	—	4,400
FH MC Buyer, Inc. - Delayed Draw Loan	2,693	—
Firstline Road Solutions, LLC - Delayed Draw Loan	32	—
FoodScience, LLC - Delayed Draw Loan	4,109	4,228
Force Electrical Buyerco, LLC - Delayed Draw Loan	50	62
Forge Industries, Inc. - Delayed Draw Loan	880	—
Forge Industries, Inc. - Revolving Loan	474	—
Gannett Fleming, Inc. - Revolving Loan	1,421	2,131
GNX HBS PARENT, LLC - Delayed Draw Loan	—	1,481
GreyLion TGNL Holdings	153	153
Heartland Paving Partners, LLC - Delayed Draw Loan	—	621
HEF Safety Ultimate Holdings, LLC - Delayed Draw Loan	1,070	—
HLSG Intermediate, LLC - Delayed Draw Loan	2	—
HMN Acquirer Corp. - Delayed Draw Loan	2,522	2,426
Impact Advisors, LLC - Delayed Draw Loan	6,186	7,143
Industrial Air Flow Dynamics, Inc. - Delayed Draw Loan	21	21
Integrated Power Services Holdings, Inc. - Delayed Draw Loan	—	1,866
Kenco PPC Buyer LLC - Delayed Draw Loan	—	4,111
Knight AcquireCo, LLC - Delayed Draw Loan	1,083	1,250
KRIV Acquisition, Inc. (Riveron) - Delayed Draw Loan	4,884	—
KRIV Acquisition, Inc. (Riveron) - Revolving Loan	313	—
L.A. Specialty Produce Co., LLC - Delayed Draw Loan	20	—
Lavie Group, Inc. - Delayed Draw Loan	276	276
Legacy Service Partners, LLC - Delayed Draw Loan	103	147
LH Equity Investors, L.P.	56	56
Low Voltage Holdings Inc. - Delayed Draw Loan	383	517
Low Voltage Holdings Inc. - Revolving Loan	215	352
M&S Holdings Buyer, Inc. - Delayed Draw Loan	769	769
MacKay Sposito, LLC - Delayed Draw Loan	84	—
MEI Buyer LLC - Delayed Draw Loan	1,574	1,574
Mobile Communications America, Inc. - Delayed Draw Loan	1,208	1,444
National Renovations LLC - Delayed Draw Loan	—	643
Naturpak PPC Buyer LLC - Delayed Draw Loan	867	1,111
Nellson Nutraceutical, LLC - Delayed Draw Loan	72	72
North Haven Fairway Buyer, LLC (Fairway Lawns) - Delayed Draw Loan	—	1,068
Online Labels Group, LLC - Delayed Draw Loan	605	605
Orion Group FM Holdings, LLC (Leo Facilities) - Delayed Draw Loan	—	11,933
Ovation Holdings, Inc - Delayed Draw Loan	—	421
Perennial Services Group, LLC - Delayed Draw Loan	2,711	5,288

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Pinnacle Supply Partners, LLC - Delayed Draw Loan	1,636	1,636
PN Buyer, Inc. - Delayed Draw Loan	1,111	1,111
RailPros Parent, LLC - Delayed Draw Loan	15	21
RailPros Parent, LLC - Revolving Loan	11	11
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	—	692
Razor Light, Inc. - Delayed Draw Loan	1,435	—
Razor Light, Inc. - Revolving Loan	673	—
RCP Yukon Co-Invest B LP	100	—
Real Chemistry Intermediate III, Inc. - Delayed Draw Loan	756	1,496
Real Chemistry Intermediate III, Inc. - Revolving Loan	1,780	1,780
Redwood Services Group, LLC (Evergreen Services Group) - Delayed Draw Loan	—	542
REP RO Coinvest IV-A, LP (RoadOne)	235	235
Repipe Aggregator, LLC (Repipe Specialists)	17	17
Ridge Trail US Bidco, Inc. (Options IT) - Delayed Draw Loan	203	236
Ridge Trail US Bidco, Inc. (Options IT) - Revolving Loan	79	57
RMS Energy Borrower LLC - Delayed Draw Loan	1,548	1,231
Rose Paving, LLC - Delayed Draw Loan	—	191
Royal Holdco Corporation (RMA Companies) - Delayed Draw Loan	—	2,710
Sage Integration Holdings, LLC - Delayed Draw Loan	6,667	—
SCIC Buyer, Inc. - Delayed Draw Loan	2,628	2,628
SEKO Global Logistics Network, LLC - Delayed Draw Loan	—	73
Senior Loan Fund I	52,063	—
SI Solutions, LLC - Delayed Draw Loan	4,481	4,481
SkyMark Refuelers, LLC - Delayed Draw Loan	1,662	1,662
Smart Wave Technologies, Inc. - Delayed Draw Loan	534	—
Smith & Howard Advisory LLC - Delayed Draw Loan	—	112
Specialty Manufacturing Holdings, LLC - Delayed Draw Loan	17	—
STARC Operating Holdings, Inc. - Delayed Draw Loan	1,291	—
Swoop Intermediate III, Inc. - Delayed Draw Loan	1,643	4,928
Swoop Intermediate III, Inc. - Revolving Loan	1,776	1,776
Syndigo LLC - Revolving Loan	498	592
Tau Buyer, LLC - Delayed Draw Loan	—	1,165
Tau Buyer, LLC - Revolving Loan	871	1,445
TBRS, Inc. - Delayed Draw Loan	1,074	1,074
TBRS, Inc. - Revolving Loan	1,294	1,406
Thompson Safety LLC - Delayed Draw Loan	76	81
Thompson Safety LLC - Revolving Loan	8	9
USA Industries Holdings LLC - Delayed Draw Loan	36	36
USA Water Intermediate Holdings, LLC - Delayed Draw Loan	571	996
Vensure Employer Services, Inc. - Delayed Draw Loan	—	52
Venture Buyer, LLC (Velosio) - Delayed Draw Loan	1,059	1,059
Vessco Midco Holdings, LLC - Delayed Draw Loan	—	792
Vessco Midco Holdings, LLC - Revolving Loan	1,726	1,726
Victors CCC Buyer LLC (CrossCountry Consulting) - Delayed Draw Loan	1,193	—
VitalSmarts, LC - Delayed Draw Loan	320	—
Waldo Buyer, LLC - Delayed Draw Loan	19	—
Waldo Buyer, LLC - Revolving Loan	13	—
Watermill Express, LLC - Delayed Draw Loan	1,880	1,880

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
WCI-Momentum Bidco, LLC - Delayed Draw Loan	4	17
West-NR AcquisitionCo, LLC - Delayed Draw Loan	8,682	—
Whitsons Holding Group, LLC - Delayed Draw Loan	2,182	—
Yard-Nique, Inc. - Delayed Draw Loan	98	$—
Total unfunded commitments (1)	$199,026	$161,028
_______________
(1)Represents the full amount of the Company's commitments to fund investments as of such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.

The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of September 30, 2026, the Company had adequate financial resources to satisfy its unfunded investment commitments.
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
As of September 30, 2026, the Company had not sold any shares of common stock through the ATM Program.
Distributions
The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
July 29, 2026	September 30, 2026	October 27, 2026	$0.36
July 29, 2026	September 30, 2026	October 27, 2026	$0.02 (1)
April 29, 2026	June 30, 2026	July 28, 2026	$0.36
April 29, 2026	June 30, 2026	July 28, 2026	$0.02 (1)
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Shares(1)
April 29, 2026	June 30, 2026	July 28, 2026	70,660
February 12, 2026	March 31, 2026	April 28, 2026	59,772
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Shares(1)
April 30, 2025	June 30, 2025	July 28, 2025	52,892
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
________________
(1)    In accordance with the Company's Amended DRIP, shares were purchased in the open market.
Prior Share Repurchase Plan
On March 5, 2024, the Company entered into a share repurchase plan (the “Prior Company 10b5-1 Plan”), which permitted the Company to purchase up to $99,275 in the aggregate of its outstanding shares of common stock in the open market at prices below its then-current NAV per share over a specified period. Any purchases of the shares pursuant to the Prior Company 10b5-1 Plan were conducted in accordance with the guidelines and conditions of Rule 10b-18 and Rule 10b5-1 under the Exchange Act. The Prior Company 10b5-1 Plan became effective on March 29, 2024, commenced on April 1, 2024 and was amended on March 28, 2025, which extended the Prior Company 10b5-1 Plan for an additional 12-month period and amended certain terms of the Prior Company 10b5-1 Plan as set forth in the guidelines therein. As a result of such amendment, the Prior Company 10b5-1 Plan would terminate upon the earliest to occur of (i) 12-months from March 29, 2025 (tolled for periods during which the Prior Company 10b5-1 Plan was suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan equaled $99,275 and (iii) the occurrence of certain other events described in the Prior Company 10b5-1 Plan. On July 21, 2025, the aggregate purchase price for all shares of common stock purchased under the Prior Company 10b5-1 Plan reached $99,275, and the Prior Company 10b5-1 Plan was terminated in accordance with its terms on the same date.

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

As of September 30, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.

10. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per common share for the following periods (amounts in thousands, except share and per share data):

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$15,991	$18,658
Weighted average common shares outstanding - basic and diluted	49,387,065	49,403,696
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.32	$0.38

	Nine Months Ended September 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$28,272	$49,695
Weighted average common shares outstanding - basic and diluted	49,387,065	50,589,299
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.57	$0.98

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$17.72	$18.18
Net investment income (1)	1.20	1.42
Net realized gain (loss) (1)	(0.38)	(0.16)
Net change in unrealized gain (loss) (1)	(0.25)	(0.28)
Net increase (decrease) in net assets resulting from operations (1)	0.57	0.98
Shareholder distributions (2)	(1.16)	(1.45)
Other (3)	—	0.14
Net asset value, end of period	$17.13	$17.85

Net assets, end of period	$846,188	$881,485
Shares outstanding, end of period	49,387,065	49,387,065
Per share market value, end of period	$11.24	$13.80
Total return based on market value (4)	(7.69)%	(9.86)%
Total return based on net asset value (5)	5.93%	7.61%

Ratio/Supplemental data:
Ratio of net expenses to average net assets before waived fees (6)	11.65%	12.92%
Ratio of net expenses to average net assets after waived fees (6)	11.65%	12.67%
Ratio of net investment income to average net assets (6)	9.25%	10.39%
Portfolio turnover rate (7)	12.69%	13.32%
Asset coverage ratio (8)	181.16%	179.82%
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
(6)The ratio of interest and debt financing expenses to average net assets for the nine months ended September 30, 2026 and 2025 was 7.72% and 8.76% respectively. Average net assets is calculated utilizing quarterly net assets. Ratios are annualized except for the non-recurring debt issuance costs incurred in connection with our CLO transactions. Incentive fees waived is accounted for through March 31, 2025, the expiration date of the waiver and is not annualized.
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

NUVEEN CHURCHILL DIRECT LENDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except share and per share data)
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026, except as discussed below.
Dividend Declaration

On October 28, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around January 28, 2027 to shareholders of record as of December 31, 2026.

Company 10b5-1 Plan

For the period from October 1, 2026 through October 30, 2026, BofA Securities, Inc., as agent, repurchased 278,294 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $2,995.

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
Overview
We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed by Churchill DLC Advisor LLC (the “Adviser”), which has delegated substantially all of its day-to-day portfolio management obligations to Churchill Asset Management LLC (“Churchill”). The Adviser and Churchill are subsidiaries of Nuveen, LLC (“Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”).
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
We have several wholly owned subsidiaries that are consolidated in these financial statements, including Churchill NCDLC CLO-I, LLC (“CLO-I”) and Churchill NCDLC CLO-II, LLC (“CLO-II”) each of which has completed a term debt securitization, and NCDL Equity Holdings LLC (“NCDL Equity Holdings”), which was formed to hold certain equity-related securities.
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

Portfolio and Investment Activity
Portfolio Composition
Our portfolio and investment activity for the three and nine months ended September 30, 2026 and 2025 is presented below (amounts in thousands):

	Three Months Ended September 30,
	2026	2025
Net funded investment activity
New gross commitments at par [1]	$213,290	$29,236
Net investments funded	134,789	36,277
Investments sold or repaid	(192,361)	(61,324)
Net funded (repaid) investment activity	$(57,572)	$(25,047)

Gross commitments at par [1]
First-lien debt	$117,754	$22,100
Subordinated debt	—	3,072
Equity investments	2,786	4,064
Investments in Joint Venture	92,750	—
Total gross commitments	$213,290	$29,236

Portfolio company activity
Portfolio companies, beginning of period	244	207
Number of new portfolio companies	17	10
Number of exited portfolio companies	(3)	(4)
Portfolio companies, end of period	258	213
Count of investments	599	499
Count of industries	27	26

New investment activity
Weighted average annual interest rate on new debt investments at par [2]	8.93%	9.17%
Weighted average annual interest rate on new floating rate debt investments at par [2]	8.93%	8.64%
Weighted average spread on new floating rate debt investments at par	4.82%	4.66%
Weighted average annual coupon on new fixed rate debt investments at par	—%	13.00%
Weighted average annual interest rate on exited or repaid investments at par	8.52%	9.70%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
2 The weighted average interest rate is calculated using the effective interest rate for floating rate and fixed rate debt investments in portfolio companies, and excludes the investments in Senior Loan Fund I.

	Nine Months Ended September 30,
	2026	2025
Net funded investment activity
New gross commitments at par [1]	$308,248	$243,173
Net investments funded [2]	244,967	270,357
Investments sold or repaid [2]	(324,855)	(371,876)
Net funded (repaid) investment activity	$(79,888)	$(101,519)

Gross commitments at par [1]
First-lien debt	$193,859	$219,319
Subordinated debt	3,516	16,402
Equity investments	18,123	7,452
Joint Venture	92,750	—
Total gross commitments	$308,248	$243,173

Portfolio company activity
Portfolio companies, beginning of period	227	210
Number of new portfolio companies	41	36
Number of exited portfolio companies	(10)	(33)
Portfolio companies, end of period	258	213
Count of investments	599	499
Count of industries	27	26

New investment activity
Weighted average annual interest rate on new debt investments at par [3]	8.77%	9.30%
Weighted average annual interest rate on new floating rate debt investments at par [3]	8.72%	9.05%
Weighted average spread on new floating rate debt investments at par	4.78%	4.79%
Weighted average annual coupon on new fixed rate debt investments at par	10.97%	12.65%
Weighted average annual interest rate on exited or repaid investments at par	9.10%	8.98%
_______________________
1 Gross commitments at par includes unfunded investment commitments.
2 Net investments funded include $40.7 million contributed by the Company to the Joint Venture, while investments sold or repaid include $148.9 million of investments sold to the Joint Venture at fair value.
3 The weighted average interest rate is calculated using the effective interest rate for floating rate and fixed rate debt investments in portfolio companies, and excludes the investments in Joint Venture.

Joint Venture
On July 7, 2026, we established Senior Loan Fund I, LLC ("Senior Loan Fund I") alongside an unaffiliated institutional investor (the "JV Partner"), with us and the JV Partner holding ownership interests of 87.5% and 12.5%, respectively. Senior Loan Fund I was created to pursue portfolio company investments, encompassing first-lien senior secured debt, junior secured loans, subordinated or unsecured loans, or other debt or equity investments, either directly or indirectly through its wholly owned subsidiaries, including NCDL Senior Loan Fund I SPV LLC (the "JV SPV"). We and the JV Partner have equal representation on Senior Loan Fund I's investment committee, and investment decisions, as well as generally all other decisions in respect of Senior Loan Fund I, require approval by Senior Loan Fund I's investment committee or board of managers, as applicable, each of which consists of an equal number of representatives of us and the JV Partner.

On July 9, 2026, we and the JV Partner contributed $40.7 million and $5.8 million, respectively, through equity contributions to Senior Loan Fund I and funding debt obligations issued by the JV SPV. The proceeds of these equity contributions and debt issuances were used by Senior Loan Fund I to acquire a portfolio of first-lien debt from us with an aggregate fair value of $148.9 million.

For more information on Senior Loan Fund I see Note 3 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2026, our debt portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $79 million;1
•Weighted average of 2.31x interest coverage ratio for our first-lien loans;2
•Weighted average of 5.18x net leverage;3 and
•Approximately 85.63% of our debt investments have financial covenants.4
________________________________________
1 These calculations include all private debt investments for which fair value is determined by the Adviser in its capacity as the Valuation Designee of the Company's board of directors (the “Board”) and excludes quoted assets and the investments in Joint Venture. Amounts are weighted based on fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.
2 The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments, equity co-investments, investments in Joint Venture, and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loan investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned an internal risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 72.29% of our total investments, and 82.97% of our total first lien loan investments, in each case based upon fair value.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements and weighted by the fair value of each investment. Net leverage presented excludes equity investments, investments in Joint Venture, as well as debt instruments to which the Adviser has assigned an internal risk rating of 8 or higher and any portfolio companies with net leverage of 15x or greater.
4 Represents the percentage of debt investments with one or more maintenance financial covenants and excludes investments in Joint Venture.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following (amounts in thousands):

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Fair Value	Cost	Fair Value	% of Fair Value
First-Lien Debt	$1,658,504	$1,622,300	87.13%	$1,773,647	$1,756,620	89.51%
Subordinated Debt [1]	152,995	141,520	7.60%	179,656	161,374	8.22%
Equity Investments	61,947	57,434	3.08%	47,904	44,455	2.27%
Investments in Joint Venture [2]	40,688	40,759	2.19%	—	—	—%
Total	$1,914,134	$1,862,013	100.00%	$2,001,207	$1,962,449	100.00%
Largest portfolio company investment	$40,687	$40,759	2.19%	$30,926	$30,870	1.57%
Average portfolio company investment	$7,419	$7,217	0.39%	$8,816	$8,645	0.44%
_____________________
1As of September 30, 2026, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $61,688, mezzanine debt of $78,574 and structured debt of $1,258 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $63,417, mezzanine debt of $86,331 and structured debt of $3,247 at cost.
As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $74,262, mezzanine debt of $84,633 and structured debt of $2,479 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $78,960, mezzanine debt of $96,113 and structured debt of $4,583 at cost.
2As of September 30, 2026, Investments in Joint Venture at cost were comprised of secured loans of $24,938 and equity interests of $15,750; Investments in Joint Venture at fair value were comprised of secured loans of $24,938 and equity interests of $15,821.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2026 and December 31, 2025 was as follows:

Industry	September 30, 2026	December 31, 2025
Aerospace & Defense	0.81%	1.71%
Automotive	2.46%	3.28%
Banking, Finance, Insurance & Real Estate	3.83%	4.01%
Beverage, Food & Tobacco	8.74%	7.62%
Capital Equipment	5.81%	5.75%
Chemicals, Plastics & Rubber	0.94%	1.10%
Construction & Building	7.24%	6.90%
Consumer Goods: Durable	1.18%	1.25%
Consumer Goods: Non-durable	1.68%	1.61%
Containers, Packaging & Glass	3.62%	4.02%
Energy: Electricity	1.67%	1.56%
Environmental Industries	3.37%	4.52%
Healthcare & Pharmaceuticals	18.32%	18.19%
High Tech Industries	4.11%	4.03%
Hotel, Gaming & Leisure	0.19%	0.17%
Investments in Joint Venture	2.19%	—%
Media: Advertising, Printing & Publishing	1.15%	0.93%
Media: Diversified & Production	0.75%	0.83%
Services: Business	16.94%	17.24%
Services: Consumer	4.73%	4.33%
Sovereign & Public Finance	0.61%	0.69%
Telecommunications	3.33%	3.55%
Transportation: Cargo	2.49%	3.05%
Transportation: Consumer	0.54%	0.53%
Utilities: Electric	1.69%	1.41%
Utilities: Water	0.49%	0.54%
Wholesale	1.12%	1.18%
Total	100.00%	100.00%
As of September 30, 2026, our estimated exposure to the software sector represented 2.17%1 of the total portfolio, at fair value.
___________________
1 The estimate of software exposure (i) includes any borrower whose business model reflects the operating or structural characteristics of a software company, regardless of its industry classification, and (ii) excludes technology-adjacent companies, such as managed service providers and systems integrators, that may be assigned to 'High-Tech Industries' under Moody's industry classification but do not derive revenue from the licensing or subscription of proprietary software. As a result, certain borrowers classified within 'High-Tech Industries' in the table above are excluded from the software sector estimate, while certain borrowers classified in other industries are included, based on whether they derive revenue from proprietary software licensing or subscriptions. We believe this estimate is an accurate representation of our software sector exposure. Results will differ, in some cases significantly, if an alternative industry classification methodology were applied.

The weighted average yields of our investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost [1]	9.65%	9.48%
Weighted average yield on debt and income producing investments, at fair value [2]	9.80%	9.58%
Percentage of debt investments bearing a floating rate	93.90%	94.07%
Percentage of debt investments bearing a fixed rate	6.10%	5.93%
___________________
1 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of September 30, 2026 was 9.40%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at cost, as of December 31, 2025, was 9.36%.
2 Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of September 30, 2026 was 9.65%. Weighted average yield inclusive of debt and income producing investments on non-accrual status, at fair value, as of December 31, 2025, was 9.54%.

As of September 30, 2026, 97.97% and 97.94% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans. As of December 31, 2025, 99.95% and 99.95% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount, but excluding any investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. Total weighted average yields of our debt and income producing investments, at cost, increased from 9.48% to 9.65% from December 31, 2025 to September 30, 2026.

Private equity mergers and acquisitions activity rebounded modestly in the third quarter, compared to a slower second quarter, reflecting a partial market recovery. Although U.S. private equity deal count and deal value increased sequentially, M&A activity remains highly selective and relatively light compared to prior year periods, driven by continued market volatility, as buyers navigated elevated borrowing costs, geopolitical uncertainties and AI-driven disruptions. Nevertheless, substantial dry powder remains available, and we believe a stabilization of market conditions could support a resumption of deal activity. Existing portfolio companies continue to be a source of deal volume as sponsors pursue inorganic growth through buy and build strategies. Repayment and exit activity in private equity sponsor deals continued to slow during the quarter amid increased macroeconomic uncertainty and AI-related sector disruptions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from a market recovery when conditions stabilize.

In addition to market volatility and uncertainty, certain broader macroeconomic risks remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macroeconomic environment. To the extent tariff policies are modified or customs refunds are processed, such developments could partially mitigate the impact on affected portfolio companies, though the timing and magnitude of any such adjustments remain uncertain. Additionally, rising geopolitical tensions have contributed to capital markets volatility and upward pressure on inflation, further complicating the macroeconomic outlook. While we have not observed significant energy input cost increases affecting our portfolio companies to date, we continue to monitor the potential effect of energy price volatility on portfolio company operating costs and margins. Given that inflation persists above the central bank’s target, the Federal Reserve’s interest rate expectations have shifted back toward rate hikes for the remainder of this year and into next year. The forward SOFR curve shows further potential rate increases through year-end 2027. To the extent the SOFR reference rate increases, such increases could create additional burden on levered portfolio companies in servicing their debt obligations. The rapid evolution and adoption of AI technologies also may create both opportunities and challenges for certain businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these dynamics, we are closely monitoring the performance and outlook of our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, pricing power, strong free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could have an impact on our future results.

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
The following table shows the investment ratings of the investments in our portfolio (amounts in thousands):

	September 30, 2026			December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—%	—	—	—%	—
3	112,014	6.02%	11	95,983	4.89%	5
4	1,303,942	70.02%	181	1,510,150	76.95%	173
5	230,471	12.38%	32	198,368	10.11%	24
6	162,350	8.72%	20	119,513	6.09%	17
7	30,088	1.62%	6	27,735	1.41%	5
8	9,905	0.53%	4	8,020	0.41%	2
9	—	—%	—	2,680	0.14%	1
10	13,243	0.71%	4	—	—%	—
Total	$1,862,013	100.00%	258	$1,962,449	100.00%	227

As of September 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.4 and 4.2, respectively. As of September 30, 2026, there were investments in nine portfolio companies on non-accrual with an aggregate cost of $49.2 million, which represented 2.57% of total investments, at cost. As of December 31, 2025, there were investments in four portfolio companies on non-accrual with an aggregate cost of $24.4 million, which represented 1.22% of total investments, at cost.

Results of Operations
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$39,567	$48,227
Payment-in-kind interest income	2,714	2,369
Dividend income	29	286
Other income	95	224
Total investment income from non-controlled/non-affiliate investments	42,405	51,106
Controlled/affiliate investments:
Interest income	431	—
Dividend income	751	—
Other income	87	—
Total investment income from controlled/affiliate investments	1,269	—
Total investment income	43,674	51,106

Expenses:
Interest and debt financing expenses	15,639	19,206
Management fees	4,821	5,128
Incentive fees on net investment income	2,812	3,293
Professional fees	665	709
Directors' fees	142	156
Administration fees	252	659
Other general and administrative expenses	567	569
Total expenses	24,898	29,720
Net investment income	18,776	21,386

Realized and unrealized gain (loss) on investments:
Net realized gain (loss)
Non-controlled/non-affiliate investments	(3,445)	1,521
Net income tax expense on realized gain	(569)	—
Total net realized gain (loss)	(4,014)	1,521
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate investments	426	(4,245)
Controlled/affiliate investments	71	—
Income tax (provision) benefit	732	(4)
Total net change in unrealized appreciation (depreciation)	1,229	(4,249)
Total net realized and unrealized gain (loss) on investments	(2,785)	(2,728)

Net increase (decrease) in net assets resulting from operations	$15,991	$18,658

	Nine Months Ended September 30,
	2026	2025
Investment income:
Non-controlled/non-affiliate investments:
Interest income	$124,239	$149,286
Payment-in-kind interest income	8,227	6,998
Dividend income	29	402
Other income	498	1,138
Total investment income from non-controlled/non-affiliate investments	132,993	157,824
Controlled/affiliate investments:
Interest income	431	—
Dividend income	751	—
Other income	87	—
Total investment income from controlled/affiliate investments	1,269	—
Total investment income	134,262	157,824

Expenses:
Interest and debt financing expenses	49,953	59,954
Management fees	14,694	14,221
Incentive fees on net investment income	4,993	8,373
Professional fees	2,435	2,310
Directors' fees	446	468
Administration fees	1,525	1,735
Other general and administrative expenses	1,175	1,322
Total expenses before incentive fees waived	75,221	88,383
Incentive fees waived	—	(2,253)
Net expenses after incentive fees waived	75,221	86,130
Net investment income	59,041	71,694

Realized and unrealized gain (loss) on investments:
Net realized gain (loss)
Non-controlled/non-affiliate investments	(17,995)	(8,078)
Net income tax expense on realized gain	(569)	—
Total net realized gain (loss)	(18,564)	(8,078)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate investments	(13,433)	(14,048)
Controlled/affiliate investments	71	—
Income tax (provision) benefit	1,157	127
Total net change in unrealized appreciation (depreciation)	(12,205)	(13,921)
Total net realized and unrealized gain (loss) on investments	(30,769)	(21,999)

Net increase (decrease) in net assets resulting from operations	$28,272	$49,695
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
Investment income
Investment income for the three and nine months ended September 30, 2026 was $43.7 million and $134.3 million, respectively, compared to $51.1 million and $157.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and September 30, 2025, the size of our portfolio was $1.9 billion and $2.0 billion, at cost, respectively. Average par value of funded debt investments for the three and nine months ended September 30, 2026 was $1.9 billion and $1.9 billion, respectively, compared to $2.0 billion and $2.0 billion for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the weighted average yield of our debt and income producing investments decreased to 9.65% from 9.92% as of September 30, 2025, at cost, primarily due to the net decline in base interest rates over the period, as spreads on newly originated investments have remained relatively stable. Shifting base interest rates, such as SOFR and any applicable alternate rates, also may affect our investment income.
Expenses
Total expenses before waived incentive fees decreased to $24.9 million and $75.2 million for the three and nine months ended September 30, 2026, respectively, from $29.7 million and $88.4 million for the three and nine months ended September 30, 2025, respectively.
Interest and debt financing expenses decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to a lower average interest rate and lower average daily borrowings, partially offset by one-time costs associated with debt facility refinancings completed during the first quarter and third quarter of 2026, as further described below in Borrowings. Average daily borrowings decreased during the nine months ended September 30, 2026 primarily due to the redemption of CLO-III during the third quarter of 2026, which was partially offset by the additional 2030 Notes offering. For the nine months ended September 30, 2026, we recorded $1.5 million of non-recurring interest and debt financing expenses relating to the acceleration of deferred financing costs in connection with the refinancing of CLO-II and the redemption of CLO-III. The average daily borrowings for the three and nine months ended September 30, 2026 were $1.0 billion and $1.1 billion, respectively, compared to $1.1 billion and $1.1 billion for the three and nine months ended September 30, 2025, respectively. The average annual interest rate for the three and nine months ended September 30, 2026 was 5.65% and 5.76%, respectively, compared to 6.64% and 6.61% for the three and nine months ended September 30, 2025, respectively.
In accordance with the terms of the Advisory Agreement, effective March 31, 2025, the management fee base rate increased from 0.75% to 1.00%. For the three months ended September 30, 2026, management fees decreased compared to the three months ended September 30, 2025, primarily due to a decrease in average gross assets during the period. For the nine months ended September 30, 2026, management fees increased compared to the nine months ended September 30, 2025, primarily due to the increase in the management fee base rate from 0.75% to 1.00%, effective March 31, 2025, which was in effect for the full nine months ended September 30, 2026 compared to only the six months ended September 30, 2025.
Additionally, effective March 31, 2025, the Adviser's waiver of incentive fees on income and on capital gains expired pursuant to the terms of the Advisory Agreement. For the three and nine months ended September 30, 2026, income-based incentive fees totaled $2.8 million and $5.0 million, respectively, with no amounts waived. For the three and nine months ended September 30, 2025, income-based incentive fees totaled $3.3 million and $8.4 million, respectively, of which $2.3 million was waived in the first quarter of 2025 in accordance with the terms of the Advisory Agreement. The decrease in income-based incentive fees for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to lower net investment income and the impact of the incentive fee cap pursuant to the terms of the Advisory Agreement. The decrease in income-based incentive fees for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to lower net investment income and the impact of the incentive fee cap, partially offset by the expiration of the incentive fee waiver. No capital gains incentive fees were incurred during the three and nine months ended September 30, 2026 or 2025.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs. Other general and administrative expenses include insurance, filing, research, rating agencies, subscriptions and other costs. Professional, administration, and other general and administrative fees for the three and nine months ended September 30, 2026 were $1.5 million and $5.1 million, respectively, compared to $1.9 million and $5.4 million for the three and nine months ended September 30, 2025.

Net realized gain (loss) and Net change in unrealized gains (losses) on investments
For the three months ended September 30, 2026, we recorded a net realized loss on investments of $(3.4) million compared to a net realized gain of $1.5 million for the three months ended September 30, 2025. The net realized loss for the three months ended September 30, 2026 resulted primarily from the amendment and restructuring of two underperforming debt positions, respectively, partially offset by a gain from the realization of one equity position. For the nine months ended September 30, 2026, we recorded a net realized loss on investments of $(18.0) million, compared to a net realized loss of $(8.1) million for the nine months ended September 30, 2025. The net realized loss for the nine months ended September 30, 2026 was primarily driven by actions taken on six underperforming debt positions, three of which were restructured and three of which were amended, partially offset by realized gains from full or partial repayments and sales of investments in portfolio companies.
For the three and nine months ended September 30, 2026, we recorded a net change in unrealized gain of $0.4 million and a net change in unrealized loss of $(13.4) million, respectively, compared to a net change in unrealized loss of $(4.2) million for the three months ended September 30, 2025 and a net change in unrealized loss of $(14.0) million for the nine months ended September 30, 2025. The net change in unrealized gain for the three months ended September 30, 2026 was attributable primarily by the reversal of unrealized losses on underperforming debt positions amended or restructured during the period, partially offset by fair value declines in certain underperforming portfolio companies. For the nine months ended September 30, 2026, the net change in unrealized loss was largely driven by fair value decline in certain underperforming portfolio companies, partially offset by the reversal of unrealized losses on underperforming debt positions amended or restructured during the period.
Financial Condition, Liquidity and Capital Resources
Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. Our liquidity and capital resources are generated primarily from cash flows from income earned from our investments and principal repayments, net proceeds of public offerings of debt securities and equity securities (including through the ATM Program, as described below), and our net borrowings from our Revolving Credit Facility (as defined below) and CLO debt issuances (discussed further below). Due to an uncertain economic outlook, elevated capital market volatility, and increased macroeconomic uncertainties (rising geopolitical tensions), we regularly evaluate our overall liquidity position and take proactive steps to maintain and strengthen that position based on such circumstances. The primary uses of our cash are (i) purchases of investments in portfolio companies, (ii) funding the cost of our operations (including fees paid to our Adviser), (iii) debt service, repayment and other financing costs of our borrowings, and collateral management of our interest rate swaps, (iv) cash distributions to the holders of our shares, and (v) share repurchases under the Company 10b5-1 Plan (as defined below).
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
As of September 30, 2026 and December 31, 2025, our debt consisted of a revolving credit facility, debt securitizations, and unsecured notes. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, if certain requirements are met. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 181.16% and 178.55%, respectively.
Cash and cash equivalents as of September 30, 2026, taken together with our unused capacity under our Revolving Credit Facility is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had $216.0 million available under our Revolving Credit Facility.We believe maintaining adequate liquidity is particularly important in the current market environment, as it positions us to take advantage of investment opportunities that may arise as market conditions evolve and stabilize.
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

For the nine months ended September 30, 2026, our cash and cash equivalents balance decreased by $23.4 million. During that period, $110.9 million was provided by operating activities, primarily relating to $324.9 million of proceeds from principal repayments and sales of investments, partially offset by purchases of investments of $245.0 million. During the same period, $134.3 million was used in financing activities, consisting of proceeds from debt of $691.1 million, offset by repayments of debt of $762.5 million, shareholder distributions of $60.7 million and payments of deferred financing costs of $2.2 million.
For the nine months ended September 30, 2025, our cash and cash equivalents balance increased by $3.0 million. During that period, $165.6 million was provided by operating activities, primarily relating to investment purchases of $270.4 million, offset by $371.9 million in repayments and sales of investments in portfolio companies. During the same period, $(162.6) million was used in financing activities, consisting primarily of net repayments of secured borrowings of $11.2 million, shareholder distributions of $80.0 million and repurchases of common shares of $65.7 million.
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
As of September 30, 2026, we had not sold any shares of common stock through the ATM Program.

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

The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Dividend per Share
July 29, 2026	September 30, 2026	October 27, 2026	$0.36
July 29, 2026	September 30, 2026	October 27, 2026	$0.02 (1)
April 29, 2026	June 30, 2026	July 28, 2026	$0.36
April 29, 2026	June 30, 2026	July 28, 2026	$0.02 (1)
February 12, 2026	March 31, 2026	April 28, 2026	$0.36
February 12, 2026	March 31, 2026	April 28, 2026	$0.04 (1)
________________
(1)    Represents a supplemental dividend.

The following table summarizes the Company's distributions recorded for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2025	September 30, 2025	October 28, 2025	$0.45
April 30, 2025	June 30, 2025	July 28, 2025	$0.45
February 19, 2025	March 31, 2025	April 28, 2025	$0.45
January 10, 2024	February 12, 2025	April 28, 2025	$0.10 (1)
________________
(1) Represents a special dividend.

The distribution declared was derived from investment company taxable income and net capital gain, if any. The federal income tax characterization of distributions declared and paid for the fiscal year will be determined based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
The following table reflects the shares distributed pursuant to the dividend reinvestment plan for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Shares (1)
April 29, 2026	June 30, 2026	July 28, 2026	70,660
February 12, 2026	March 31, 2026	April 28, 2026	59,772
October 29, 2025	December 31, 2025	January 27, 2026	80,391
________________
(1)    In accordance with the Company’s Amended DRIP, shares were purchased in the open market.

The following table reflects the shares distributed pursuant to the dividend reinvestment for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Shares (1)
April 30, 2025	June 30, 2025	July 28, 2025	52,892
February 19, 2025	March 31, 2025	April 28, 2025	60,278
January 10, 2024	February 12, 2025	April 28, 2025	35,267
November 4, 2024	December 31, 2024	January 28, 2025	87,401
January 10, 2024	November 11, 2024	January 28, 2025	5,035
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

As of September 30, 2026, we did not repurchase any shares under the Company 10b5-1 Plan.

See "Recent Developments" for more information.

Borrowings
See Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our borrowings, debt securitizations, and refinancings.
Revolving Credit Facility
On June 23, 2023, we entered into a senior secured revolving credit agreement (as amended from time to time, the "Senior Secured Revolving Credit Agreement" and facility thereunder, the "Revolving Credit Facility") with SMBC as the lender and administrative agent. The Revolving Credit Facility, as most recently amended on October 4, 2024, provides for total commitments of $325.0 million, with an availability period that terminates on October 4, 2028 and a final maturity date of October 4, 2029. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and our Guarantors, subject to certain exceptions, and includes a $25.0 million limit for swingline loans.
Amounts drawn under the Revolving Credit Facility bear interest at Term SOFR or the prime rate, in each case plus an applicable margin, and we pay a fee of 0.375% per annum on average daily undrawn amounts. As of September 30, 2026 and December 31, 2025, the Revolving Credit Facility bore interest at one-month SOFR plus 2.00% per annum.
The Senior Secured Revolving Credit Agreement includes customary covenants, including limitations on additional indebtedness and on our ability to make distributions, as well as financial covenants related to asset coverage and minimum shareholders' equity.
CLO-I
CLO-I is a direct, wholly owned, consolidated subsidiary of the Company through which we completed a $448.3 million term debt securitization on May 20, 2022, which was subsequently refinanced through a $458.0 million refinancing on March 20, 2025 (the "CLO-I Refinancing"). The notes and loans currently outstanding under the CLO-I Refinancing (collectively, the "2025 Debt") are backed by a diversified portfolio of senior secured and second lien loans and are the secured obligation of CLO-I. Through April 20, 2030, all principal collections received on the underlying collateral may be used by CLO-I to purchase new collateral under our direction, in our capacity as collateral manager of CLO-I, allowing us to maintain the initial leverage under the CLO-I Refinancing. The 2025 Debt matures on April 20, 2038 and may be optionally redeemed or prepaid on or after April 20, 2027.
We serve as collateral manager to CLO-I under a collateral management agreement and have waived the management fee due to us in consideration for providing these services
CLO-II
CLO-II is a direct, wholly owned, consolidated subsidiary of the Company through which we completed a $298.1 million term debt securitization on December 7, 2023, which was subsequently refinanced through a $299.7 million refinancing on February 20, 2026 (the "CLO-II Refinancing"). The notes and loans currently outstanding under the CLO-II Refinancing (collectively, the "2026 Debt") are backed by a diversified portfolio of senior secured and second lien loans and are the secured obligation of CLO-II. Through January 20, 2031, all principal collections received on the underlying collateral may be used by CLO-II to purchase new collateral under our direction, in our capacity as collateral manager of CLO-II, allowing us to maintain the initial leverage under the CLO-II Refinancing. The 2026 Debt matures on January 20, 2039 and may be optionally redeemed or prepaid on or after January 20, 2028.
We serve as collateral manager to CLO-II under a collateral management agreement and have waived the management fee due to us in consideration for providing these services.

CLO-III
On July 7, 2026, we exercised our optional redemption right under the indenture governing the notes issued by Churchill NCDLC CLO-III, LLC ("CLO-III"), redeeming all outstanding notes at par value plus accrued interest, with total proceeds of $302.5 million. Following the redemption, we no longer hold any investment in, or retain any management role with respect to, CLO-III.
Unsecured Notes
On January 22, 2025, we issued $300 million in aggregate principal amount of our 6.65% Notes due 2030 (the "Initial 2030 Notes"), and on July 10, 2026, we issued an additional $100 million in aggregate principal amount of our Initial 2030 Notes (the "Additional 2030 Notes" and, together with the Initial 2030 Notes, the "2030 Notes"). As of September 30, 2026, $400 million in aggregate principal amount of the 2030 Notes was outstanding.

The 2030 Notes bear interest at a rate of 6.65% per year, payable semi-annually in arrears on March 15 and September 15 of each year, and mature on March 15, 2030. The 2030 Notes are our direct unsecured obligations and may be redeemed, in whole or in part, at our option at any time prior to February 15, 2030, at par plus a "make-whole" premium plus accrued interest, and thereafter at par. The indenture governing the 2030 Notes contains certain covenants, including covenants requiring us to comply with certain provisions of the 1940 Act and to provide financial information to holders if we are no longer subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Contractual Obligations
The following tables show the contractual maturities of our debt obligations as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	Payments Due by Period
As of September 30, 2026	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$109,000	$—	$—	$109,000	$—
CLO-I	320,608	—	—	—	320,608
CLO-II	213,000	—	—	—	213,000
2030 Notes	400,000	—	—	400,000	—
Total debt obligations	$1,042,608	$—	$—	$509,000	$533,608

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Revolving Credit Facility	$66,000	$—	$—	$66,000	$—
CLO-I	321,083	—	—	—	321,083
CLO-II	213,286	—	—	—	213,286
CLO-III	213,750	—	—	—	213,750
2030 Notes	300,000	—	—	300,000	—
Total debt obligations	$1,114,119	$—	$—	$366,000	$748,119

Derivatives

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities and may designate certain interest rate swaps to be in a hedge accounting relationship.

In connection with the issuance of the 2030 Notes, we entered into interest rate swap agreements with Wells Fargo on January 22, 2025 and July 10, 2026, with total notional amounts of $300 million and $100 million, respectively, each maturing on March 15, 2030. Under these agreements, we receive a fixed interest rate of 6.65% and pay a floating interest rate of three-month Term SOFR + 2.30% and three-month Term SOFR + 2.55%, respectively. We have designated the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships.

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
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
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
For more information on our Related Party Transactions see Note 6 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2026 and December 31, 2025. We have in the past and may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of September 30, 2026, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Recent Developments
Dividend Declaration

On October 28, 2026, the Board declared a regular distribution of $0.36 per share and a supplemental distribution of $0.02 per share, payable on or around January 28, 2027 to shareholders of record as of December 31, 2026.

Company 10b5-1 Plan

For the period from October 1, 2026 through October 30, 2026, BofA Securities, Inc., as agent, repurchased 278,294 shares of our common stock pursuant to the Company 10b5-1 Plan for approximately $3 million.

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
The Federal Reserve raised its benchmark interest rate by 0.25% on September 16, 2026, which marked the first interest rate hike in three years, citing elevated inflation remaining above the central bank’s 2% target, driven by geopolitical energy costs, tariffs, and AI and capital infrastructure investments, alongside resilient domestic spending and a solid economic and labor backdrop. This represents a meaningful shift in interest rate expectations from earlier in the year, following the Federal Reserve maintaining a benchmark range of 3.50% to 3.75% at its January 28, 2026, March 18, 2026, April 29, 2026, June 17, 2026 and July 29, 2026 meetings. Subsequent to the quarter end, the Federal Reserve held rates steady at its October 28, 2026 meeting, maintaining the new benchmark range of 3.75% to 4.00%. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rate hikes, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio.

As of September 30, 2026, on a fair value basis, approximately 6.10% of our debt investments bear interest at a fixed rate and approximately 93.90% of our debt investments bear interest at a floating rate. As of September 30, 2026, 97.97% of our floating rate debt and income producing investments are subject to interest rate floors. Our revolving credit facility, along with our debt issued in our collateralized loan obligations, are predominantly subject to floating interest rates and are currently paid based on floating SOFR rates. In connection with the issuance of the 2030 Notes, we entered into fixed-to-floating interest rate swaps under designated hedge accounting relationships, in order to align the interest rates of our liabilities with our investment portfolio.
The following table estimates the annualized impact of hypothetical base rate changes on net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2026. Interest expense is calculated based on the terms of our debt obligations using the outstanding balances as of September 30, 2026. Interest expense on our debt obligations is calculated using the interest rates as of September 30, 2026, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense (1)	Net Income (2)
-300 Basis Points	$(36,970)	$(23,394)	$(13,576)
-200 Basis Points	$(25,260)	$(15,596)	$(9,664)
-100 Basis Points	$(12,605)	$(7,798)	$(4,807)
+100 Basis Points	$12,735	$7,798	$4,937
+200 Basis Points	$25,407	$15,596	$9,811
+300 Basis Points	$38,078	$23,394	$14,684
_____________
(1)    Includes the impact of the effective hedge through the interest rate swaps associated with the 2030 Notes.
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
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026 and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

As of September 30, 2026, the Company did not repurchase any shares under the Company 10b5-1 Plan.
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
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer (principal financial officer)
Date: November 2, 2026